Form 10-K
period 2020-12-31
Aligos Therapeutics, Inc.
filed 2021-03-23
CIK 1799448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39617

Aligos Therapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	82-4724808
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Corporate Drive, 2nd Floor South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 466-6059

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value, $0.0001 per share	ALGS	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The registrant’s common stock was not publicly traded as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 18, 2021, the registrant had 38,143,228 shares of common stock, $0.0001 par value per share, outstanding, comprised of 35,050,890 shares of voting common stock, $0.0001 par value per share and 3,092,338 shares of non-voting common stock, $0.0001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

We have based these forward-looking statements largely on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein until after we distribute this Annual Report on Form 10-K, whether as a result of any new information, future events or otherwise.

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

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website, Securities and Exchange Commission, or SEC, filings, webcasts, press releases and conference calls. We use these mediums, including our website, to communicate with our members and public about our company, our products and other issues. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website.

Summary of material risks associated with our business

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

•

We have entered into licensing and collaboration agreements with third parties. If we fail to comply with our obligations in the agreements under which we license intellectual property rights to or from third parties, or these agreements are terminated, or we otherwise experience disruptions to our business relationships with our licensors or licensees, our competitive position, business, financial condition, results of operations and prospects could be harmed.

•

We are highly dependent on our key personnel, and if we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

The summary risk factors described above should be read together with the text of the full risk factors below in the section entitled “Risk Factors” and the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations, and future growth prospects.

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company currently focused on developing novel therapeutics to address unmet medical needs in viral and liver diseases. We utilize our proprietary oligonucleotide and small molecule platforms to develop pharmacologically optimized drug candidates for use in combination regimens designed to achieve improved treatment outcomes. Our lead effort is to develop a functional cure for Chronic Hepatitis B (CHB), which often results in other life-threatening conditions such as cirrhosis, end-stage liver disease (ESLD) and the most common form of liver cancer, hepatocellular carcinoma (HCC). The most widely used treatment for CHB, nucleos(t)ide analogs, suppresses viral replication but only achieves low rates of functional cure and often requires long-term administration. To address this issue, we have developed a portfolio of differentiated drug candidates for CHB, including an S-antigen Transport-inhibiting Oligonucleotide Polymers (STOPS) molecule, a small molecule Capsid Assembly Modulator (CAM), and oligonucleotides (ASO and siRNA), each of which is designed against clinically validated targets in the Hepatitis B Virus (HBV) life cycle. We believe that combination regimens utilizing our portfolio of CHB drug candidates may lead to higher rates of functional cure. Phase 1 proof of concept trials evaluating the properties of our STOPS molecule and CAM are ongoing in New Zealand and each of such candidates has been approved to commence clinical trials in Hong Kong and Moldova. We may also in the future conduct clinical trials for our STOPS molecule and CAM and other drug candidates in other countries and territories, including South Korea, the United Kingdom, and China. Our second area of focus is in non-alcoholic steatohepatitis (NASH), a complex, chronic liver disease where combination regimens may likewise prove beneficial. Our most advanced drug candidate for NASH is ALG‑055009, a small molecule THR-ß agonist currently in nonclinical studies to enable a first-in-human clinical trial. We believe ALG‑055009 has the potential to become an integral component of future combination regimens for NASH. Our third area of focus is to develop drug candidates with pan-coronavirus activity, including Severe Acute Respiratory Syndrome coronavirus 2 (SARS-CoV-2), the virus responsible for COVID-19.

Our team’s collective experience and success in discovering and developing drugs targeting viruses and liver diseases, combined with our in-house expertise in oligonucleotide and small molecule drug discovery, gives us a differentiated set of capabilities, which has enabled us to rapidly establish a robust pipeline of multiple novel drug candidates, as summarized in the pipeline chart below.

Our most advanced drug candidates are for the treatment of CHB, a disease that affects more than 290 million people worldwide with approximately 30 million people becoming newly infected every year, despite the availability of an efficacious prophylactic vaccine. Approximately 900,000 people worldwide died from complications of CHB in 2015, according to the World Health Organization, and CHB is the primary cause of liver cancer worldwide. Currently approved therapies for CHB include pegylated forms of interferon-alfa (peg-IFNα) and nucleos(t)ide analogs, which are designed to boost the body’s immune response to the virus or inhibit viral replication, respectively. While these therapies have improved treatment outcomes for some patients with CHB, they have not been able to achieve meaningful rates of functional cure, which is the consensus goal of treatment and defined as a sustained loss of HBsAg with or without hepatitis B surface antibody seroconversion. Functional cure has been shown to greatly reduce the risk of developing certain other more serious downstream liver conditions, such as cirrhosis and ESLD.

Our clinical development strategy involves evaluating both Hepatitis B E-antigen (HBeAg) positive and HBeAg negative CHB patient populations. HBeAg is typically present in earlier stages of the disease and is associated with higher rates of viral replication. During the natural course of the disease, HBeAg can be cleared and antibodies develop, resulting in an HBeAg negative state where viral replication is often lower. Patients with HBeAg negative CHB are typically older and have more progressive disease-related complications (e.g., fibrosis of the liver). In addition, their immune system is likely to be more exhausted by chronic exposure to HBsAg, which makes viral clearance more difficult. Although we plan to ultimately study both populations, due to the greater availability of patients with HBeAg negative CHB at investigational sites, we intend to study this population first.

Multiple steps in the HBV life cycle, including those involving capsid assembly and production and secretion of HBsAg, are known to be essential to sustain HBV infection. We have built a portfolio of CHB drug candidates directed against clinically validated targets at several critical stages of the HBV life cycle. Our CHB portfolio includes:

•

STOPS are protein-binding oligonucleotides that share structural similarity with nucleic acid polymers (NAPs), which have been reported in clinical trials to significantly reduce circulating HBsAg and result in high rates of functional cure when used in combination with nucleos(t)ide analogs and peg-IFNα. Our most advanced STOPS molecule is ALG-010133, which is currently being evaluated in a Phase 1 clinical trial, including in CHB patients. In nonclinical studies, ALG-010133 has demonstrated higher inhibitory activity than a reference NAP compound that is currently in clinical development.

•

CAMs are small molecule antiviral agents that accelerate HBV capsid assembly and inhibit pregenomic RNA (pgRNA) encapsidation, which reduces production of new virions capable of infecting other cells. CAMs may also inhibit the de novo establishment of covalently closed circular DNA (cccDNA), a major factor for the persistence of HBV infection, when introduced at the onset of infection. In clinical trials, other CAM drug candidates have demonstrated significant reductions in HBV DNA and pgRNA. However, it is likely that CAMs will need to be combined with other modalities that affect HBsAg in order to achieve functional cure. Our most advanced CAM drug candidate is ALG‑000184, a prodrug of ALG‑001075, which is currently being evaluated in a Phase 1 clinical trial, including in CHB patients. In nonclinical studies, we have shown that ALG‑001075 has significantly enhanced potency compared to other CAMs in clinical development of which we are aware

•

ASOs are single-stranded DNA or RNA molecules that interfere with viral replication by binding to complementary messenger RNA (mRNA), allowing the combined ASO and mRNA to be degraded by the enzyme RNase H. Using our oligonucleotide discovery capabilities, we identified ALG-020572, an ASO that targets HBV mRNA and can reduce HBsAg production, which we plan to advance into clinical trials in the second half of 2021. In third-party clinical trials, ASOs targeting HBV mRNA have demonstrated significant reductions in HBsAg. Our ASO approach utilizes state of the art bioinformatics, proprietary stabilization chemistry and liver targeting technology that we believe provides a number of potential benefits compared to other ASO candidates of which we are aware, including increased potency, a higher barrier to resistance and broad genotype coverage.

•

siRNAs are a class of double-stranded, non-coding RNA that interfere with viral replication by silencing gene expression. Multiple siRNAs have demonstrated significant reductions in HBsAg levels in clinical trials. Our oligonucleotide discovery capabilities resulted in the identification of ALG‑125755, an siRNA drug candidate directed at HBV mRNA, which utilizes our proprietary liver targeting technology.

We believe that a combination of drugs capable of inhibiting HBV DNA replication and RNA packaging (e.g., using CAMs) while simultaneously suppressing HBsAg production (e.g., using our STOPS molecule, ASO, and/or siRNA) has the potential to act additively or synergistically and may lead to a higher rate of functional cure. Our clinical development strategy is designed to evaluate safety and antiviral activity as monotherapy prior to evaluating multiple combinations of our CHB assets, with or without other currently available treatment modalities such as nucleos(t)ide analogs or peg-IFNα, to identify optimized combination regimens.

Our second development effort is focused on the treatment of NASH. An estimated 1.5% to 6.5% of the global population, or up to about 450 million people, was believed to have NASH as of 2015 and this percentage is expected to increase significantly in the coming decade due to the adoption of Western dietary habits. In the absence of lifestyle modifications, the inflammation inherent in NASH persists and results in progressive fibrosis of the liver, which may lead to cirrhosis, ESLD, HCC, the need for liver transplant, and death. We believe one of the most promising pharmacologic approaches in development for NASH is a selective agonist of the beta subtype of the thyroid hormone receptor (THR-b), which, in clinical trials conducted by third parties, has demonstrated significant reduction in liver fat and inflammation, as well as the reduction in lipid levels in the serum, which may have important advantages in the NASH patient population that is at a high risk of cardiovascular co-morbidities. Utilizing our expertise in small molecule drug discovery, we identified ALG‑055009, a once-daily oral THR-b agonist. In nonclinical studies, ALG‑055009 has been shown to be substantially more potent compared to other THR-b agonists currently in development of which we are aware and may avoid some of their potential safety liabilities while having the potential to achieve equal or better efficacy. As a result, we believe ALG‑055009 has the potential to become an integral component of combination regimens to treat NASH. We intend to advance ALG‑055009 into clinical development in the second half of 2021.

Our third area of focus is to develop pan-coronavirus treatment regimens. SARS-CoV-2 is responsible for the COVID-19 pandemic, which has been identified as a cause of more than ~2.4 million deaths worldwide as of February 2021. After MERS and SARS (SARS-CoV-1), SARS-CoV-2 is the third known coronavirus to have crossed over from animal species to humans in the past 20 years and cause significant morbidity and mortality. While multiple vaccines have recently become available, it is unlikely that vaccination will be fully efficacious and widely adopted, indicating that the need for effective therapeutic treatments will remain. Many of the drugs currently being evaluated have not been optimized for the treatment of coronavirus infections or SARS-CoV-2, specifically. There is a need for purpose-built drugs which are suitable across a broad range of coronaviruses, patient populations and clinical settings, including prophylactic and post-exposure settings. We believe that, similar to CHB, a combination of antiviral and/or immunomodulatory drugs which target multiple points in the viral replication cycle offers the best chance of success. To address this urgent, unmet medical need, we are in early stages of development for multiple drug candidates including siRNA/ASO and protease inhibitors that are specifically designed to interact with targets that are highly conserved across multiple coronaviruses. Each of these drug candidates is intended to have pan-coronavirus activity and to be used in combination regimens to maximize their antiviral activity.

Our management team consists of a group of highly collaborative, culturally diverse executives with decades of drug discovery and development experience and a proven track record of success in the areas of viral infections and liver diseases. Most members of our management team have worked together across multiple companies, many for over a decade, and have been collectively involved in the discovery and/or development of a number of drugs that have been successfully commercialized, including Ganovo, Olysio, Sovaldi, Hepsera, Infergen, Valtrex, Sirturo, Neupogen, Andexxa and Esbriet, among others. In support of our management team, we also have assembled an industry-leading board of directors and a world-class group of scientific advisors with significant experience in drug development for viral and liver diseases. Finally, we have top-tier investors, including Boxer Capital of Tavistock Group, Cormorant Asset Management, Janus Henderson Investors, Logos Capital, Novo Holdings, Pivotal bioVenture Partners, Roche Venture Fund, Versant Ventures, Vivo Capital and Wellington Management Company.

Our strategy

Our strategy is to develop pharmacologically optimized drug candidates for use in combination regimens designed to achieve improved treatment outcomes. Our initial areas of focus are viral and liver diseases where our team can leverage their in-depth knowledge and expertise to develop potentially best-in-class combination regimens addressing large areas of unmet medical need. The core elements of our business strategy include:

•

Developing improved drug candidates against clinically validated targets.    We leverage our oligonucleotide and small molecule platforms to identify drug candidates with pharmacologically optimized characteristics compared to other drug candidates, including the potential for improved efficacy, safety and/or route of administration. By initially focusing on clinically validated targets, we increase the likelihood of demonstrating clinical efficacy and delivering optimized combination regimens.

•

Creating combination regimens to achieve better outcomes.    We believe that most chronic and viral diseases require combination therapies for optimal treatment outcomes, and that combining individual drugs which can act additively or synergistically provides the greatest potential for enhanced efficacy. For each of our drug candidates, our strategy in Phase 1 is to rapidly evaluate safety and demonstrate proof of activity for each individual drug. Subsequently, we plan to combine multiple drug candidates in Phase 2 trials to identify optimized combination regimens to be advanced into pivotal trials.

•

Developing a functional cure for CHB.    We have a portfolio of differentiated drug candidates for CHB, including a STOPS molecule, a small molecule CAM, and other oligonucleotides (ASO and siRNA) each of which is designed to inhibit clinically validated, distinct and critical points in the HBV life cycle. Our two lead drug candidates for CHB, ALG‑010133, a STOPS molecule, and ALG‑000184, a CAM, are currently in Phase 1 trials. Based on nonclinical studies, we believe that each of these drug candidates has demonstrated strong potential relative to other drugs in development. In combination, we expect our drug candidates to provide greater viral suppression, potentially leading to higher rates of functional cure.

•

Expanding our development capabilities and pipeline.    We are utilizing our in-house discovery expertise to continually improve upon our existing drug candidates by identifying promising backup candidates and exploring novel and emerging drug targets in viral and liver diseases. We are also evaluating novel mechanisms of action with the potential to complement our current pipeline. To further supplement our internal discovery and development efforts, we actively evaluate external technology platforms and assets for future development candidates for liver and viral diseases. To date, we have secured licenses for technology from Emory, Luxna and AM Chemicals, LLC (AM Chemicals), and have entered into collaborations with KU Leuven’s Rega Institute for Medical Research, as well as its Centre for Drug Design and Discovery, and Merck Sharp & Dohme Corp., a subsidiary of Merck & Co.,

Inc. (known outside of the United States and Canada as MSD) (which Merck Sharp & Dohme Corp., or Merck & Co., Inc., individually or together, are referred to herein as “Merck”).
•

Maximizing the value of our drug candidates.    We currently hold worldwide development and commercialization rights, including through exclusive licenses, to all of our drug candidates. We intend to pursue independent development and commercialization in select indications and markets that we can address with a specialty sales and marketing organization. We may opportunistically explore additional licensing agreements, collaborations or partnerships to develop our drug candidates in larger market indications where we could accelerate development utilizing the resources of larger biopharmaceutical companies, or to commercialize them in specific geographies.

Our approach to research and development

Our oligonucleotide and small molecule platforms allow us to discover drug candidates that can be used to develop potentially best-in-class combination regimens. Oligonucleotide approaches enable specific inhibition of the translation of viral or host genes to affect a desired outcome that would be challenging to achieve with traditional small molecules. We believe the diversity of chemical matter we can generate with these complementary modalities broadens the range of therapeutic targets we can address with our platforms and provides us with a differentiated set of in-house capabilities to use in developing novel, optimized combination regimens across all of our current areas of focus.

Our approach of combining multiple mechanisms from these distinct modalities is based on the observation that most chronic diseases, whether extrinsic (e.g., HIV and Hepatitis C) or intrinsic (e.g., metabolic syndrome conditions such as hypertension and diabetes), often require combination therapy to achieve optimal outcomes. Combination approaches have the advantage of simultaneously targeting multiple pathways and can act broadly and potentially synergistically. Particularly in the case of viral diseases, the simultaneous use of multiple drugs in combination can increase the barrier to viral resistance. As part of our drug candidate screening paradigm, we perform in vitro combination studies to ensure that none of the combinations we plan to evaluate clinically demonstrate antagonistic interactions.

Our team has extensive end-to-end drug discovery and development experience across multiple therapeutic areas and disciplines. Our clinical development strategy leverages past experience to rapidly advance drug candidates towards optimized combination regimens. We have strengthened our platforms by in-licensing select intellectual property, which, together with our in-house expertise, allows us to develop novel and proprietary drug candidates.

Oligonucleotide platform

We have multiple distinct modalities within our oligonucleotide platform, including STOPS molecules, ASOs, and siRNAs. We have developed a portfolio of oligonucleotide drug candidates for the treatment of CHB, including: ALG‑010133, a STOPS molecule drug candidate; ALG‑020572, an ASO drug candidate; and ALG‑125755, an siRNA drug candidate. In addition, we are leveraging our oligonucleotide platform to develop drug candidates for coronaviruses and other diseases, which includes entering into a collaboration with Merck to discover and develop oligonucleotides against an undisclosed target for the treatment of NASH.

We have exclusively licensed proprietary technologies that enhance our oligonucleotide platform. These technologies include third generation bridged nucleic acid (BNA) and N-acetylgalactosamine (GalNAc) chemistries, which can improve liver targeting, increase potency and enhance pharmacokinetic properties.

S-antigen Transport-inhibiting Oligonucleotide Polymers (STOPS) molecules

STOPS molecules are oligonucleotides which in vitro reduce the levels of key HBV viral markers, including HBsAg. They share structural similarity with NAPs such as IV-administered REP 2139 and REP 2165, which, when used in combination with nucleos(t)ides analogs and peg-IFNα in clinical trials conducted by others, have demonstrated significant declines in key HBV viral markers and increased functional cure rates over current standard of care. Our STOPS molecules, such as our lead drug candidate ALG‑010133, have been highly optimized and contain several novel chemical features, leading to enhanced in vitro potency and allowing for subcutaneous dosing.

Antisense oligonucleotides (ASOs)

ASOs are single-stranded DNA or RNA molecules that interfere with viral replication by binding to and down-regulating mRNA expression, preventing subsequent protein translation. This technology has been validated across multiple indications, including CHB, where significant reductions in viral markers have been observed. We have discovered potent, liver-targeted ASOs, including ALG‑020572, which has demonstrated a promising profile in nonclinical CHB models.

Small interfering RNAs (siRNAs)

siRNAs are a class of double-stranded RNA that interfere with viral replication by silencing gene expression and subsequent protein translation. siRNAs have shown efficacy across multiple indications, including CHB, where significant reductions in viral markers have been observed. Our novel and proprietary siRNA technology has resulted in the identification of molecules, including ALG‑125755, that have demonstrated high potency and long-lasting durability in nonclinical CHB models.

Small molecule platform

Our team has the capability and experience to rapidly identify and optimize small molecules, including traditional small molecules, peptidomimetics and prodrugs. Our team has a strong track record of developing and commercializing small molecule drug candidates. We use state-of-the-art computational chemistry and crystallography to enable structure-guided drug design. We have applied this approach to the multidimensional optimization of potential drug candidates in multiple therapeutic areas, including for viral and liver diseases.

Traditional small molecules

To date, traditional small molecules represent the vast majority of approved drugs and are the primary chemistry approach used for drug discovery. CAMs are small molecules that have been shown to significantly reduce viral markers in CHB patients in clinical studies. Applying our small molecule platform, we have identified ALG‑001075, which has demonstrated improved in vitro potency and increased efficacy in nonclinical animal models, as compared to other CAM candidates that have advanced into the clinic. ALG‑001075 is currently being evaluated in a Phase 1 study as the prodrug ALG‑000184. THR-b agonists are small molecules that have been shown to significantly reduce circulating lipid levels and improve liver histology in patients with NASH. We have discovered ALG‑055009, a THR-b agonist that has demonstrated improved potency in vitro and increased efficacy in nonclinical animal models relative to other THR-b agonists in Phase 2 or later stages of development.

Peptidomimetics

Peptidomimetics are small molecules derived from short polypeptides that can be used as drug candidates against multiple targets. The peptidomimetic approach has been successfully used in the antiviral field to develop protease inhibitor drugs against Hepatitis C virus (HCV) and human immunodeficiency virus (HIV). Our team has discovered multiple potential nanomolar potency drug candidates targeting the 3C-Like protease of coronaviruses. These projects are moving towards the identification of a lead drug candidate with potentially broad spectrum activity against COVID-19, SARS, MERS, and possibly other emergent coronaviruses.

Small molecule prodrugs

A prodrug is a compound that, after administration, is metabolized into the pharmacologically active parent drug. We use small molecule prodrug chemistry to optimize the drug-like properties of drug candidates to improve their solubility and pharmacokinetics. We have successfully applied this approach to ALG‑001075 to create ALG‑000184, which is our lead CAM drug candidate, and which is currently being evaluated in the clinic for the treatment of CHB.

We are engaged in multiple other small molecule discovery efforts to identify additional potentially best-in-class drug candidates for the treatment of CHB, NASH and coronaviruses.

Our approach to developing potentially best-in-class therapeutic combinations

Our approach to developing potentially best-in-class regimens for our therapeutic areas of interest leverages the most promising modalities from our oligonucleotide and small molecule platforms to advance rapidly from monotherapy Phase 1 trials into Phase 2 combination trials. As a first step, we evaluate the safety and activity of each drug candidate in healthy volunteers and patients with the disease of interest. We intend to then efficiently evaluate drug candidates shown to have activity in Phase 1 in various combinations in Phase 2 platform protocols to enable us to identify optimized combination regimens that will then be evaluated in Phase 3 pivotal trials. The combinations we evaluate may include additional drug candidates or current standard of care. Throughout all phases of clinical development, pre-specified adaptive study rules allow real-time adjustment of trial conduct based on emerging clinical trial data. These practices allow us to gain a rapid understanding of the risk/benefit profile for our individual drug candidates and combination regimens, and iteratively refine our strategy based on emerging data. This approach is summarized in the figure below.

Our pipeline

We are focused on viral and liver diseases, areas in which our employees have expertise and decades of experience. Our most advanced drug candidates are designed for use in CHB to achieve higher rates of functional cure, which we believe will require the use of a combination of drugs with complementary mechanisms of action (MOA). Each of our CHB modalities plays an important role in disrupting the HBV life cycle and, in nonclinical studies, certain combinations have been shown to act additively or synergistically. We are also advancing a THR-ß agonist for NASH and purpose-built drug candidates for coronaviruses. We also have a collaboration with Merck to discover and develop oligonucleotides against an undisclosed target for the treatment of NASH. As with CHB, we believe combination therapy will be critical for improved patient outcomes in these disease settings and intend to combine our drug candidates with others that have potentially complementary MOAs.

Functional cure for CHB

CHB is the most common viral infection in the world and an area of substantial unmet medical need. There were over 290 million chronic carriers worldwide as of July 2020 and approximately 30 million individuals become newly infected every year despite the availability of a prophylactic vaccine. In 2015, there were more than 90 million cases of CHB in China alone, while the EU, United States and Japan accounted for nearly 8 million cases. Complications from CHB include cirrhosis, end-stage liver disease, and hepatocellular carcinoma, which collectively resulted in approximately 900,000 deaths in 2015, according to the World Health Organization. CHB is the primary cause of liver cancer worldwide, and the mortality associated with HBV-related liver cancer continues to increase.

Current therapy for CHB may entail life-long treatment and does not eliminate the virus in a meaningful number of patients. In the case of nucleos(t)ide analogs, long-term treatment can lower the amount of HBV DNA in circulation, resulting in improvements in long-term disease outcomes, but virological relapse is common after treatment cessation. Our goal is to achieve meaningful rates of functional cure, which is defined as a sustained loss of HBsAg with or without hepatitis B surface antibody seroconversion. Our team’s years of experience in antiviral drug development suggest that only by developing a combination regimen targeting multiple mechanisms can meaningful functional cure rates for CHB be achieved.

HBV is a small DNA virus consisting of a nucleocapsid in which the viral DNA is packaged together with the HBV polymerase by the hepatitis B core protein and a membranous envelope containing HBsAg. After infection of liver cells, HBV DNA is transformed in the nucleus into a stable viral mini-chromosome, which is composed of a cccDNA molecule, from which mRNAs encoding viral proteins are transcribed, and pgRNA, the template for the formation of new viral DNA genomes by reverse transcription. Parts of the viral genome can integrate into the host genome, which is thought to contribute to the production of HBsAg in chronically infected patients and play an important role in liver carcinogenesis, but the integrated viral genome does not produce infectious virus. HBsAg is known to prevent immune-mediated clearance of infected liver cells. HBsAg seroclearance correlates with significant decreases in cccDNA levels and implies immune control of HBV, indicating the need to reduce HBsAg to achieve functional cure.

We have developed a portfolio of differentiated drug candidates for CHB, including a STOPS molecule, a small molecule CAM, and oligonucleotides (ASO and siRNA), each of which are designed to interfere with multiple clinically validated targets in the HBV life cycle and may lead to higher rates of functional cure when used in combination.

ALG‑010133 (STOPS molecule) for CHB

STOPS molecules share structural similarity with NAPs but contain several novel chemical features, providing enhanced potency in several HBV-infected cell lines. NAPs such as REP 2139 and REP 2165 have been reported to significantly reduce circulating HBsAg in patients with CHB when administered either as a monotherapy or as a combination therapy, resulting in multiple log10 IU/mL reductions in HBsAg levels. The Replicor 401 study, a study of NAPs in combination with tenofovir and pegylated interferon, reported a 39% functional cure rate. A major drawback of NAP drug candidates is the requirement for weekly IV infusions given over two hours for 48 weeks. However, by exploring the chemistry around the STOPS structure, we have optimized STOPS molecules for activity, dose frequency and subcutaneous delivery, potentially negating the need for lengthy IV infusions. Use of our STOPS molecules given via subcutaneous injections and in combination with other convenient drug regimens may improve treatment adherence and functional cure rates. Enrollment in the Phase 1 proof of concept trial of our lead STOPS molecule, ALG‑010133, is currently ongoing and we anticipate safety and antiviral data from the initial cohort(s) in the second half of 2021 and study completion in the second half 2022.

ALG‑010133 is a synthetic oligonucleotide discovered by our team and that we are developing for the treatment of CHB. We originally optimized existing compounds to generate ALG‑010133 by using nucleotide stabilization chemistry. Varying the length of the STOPS molecule revealed a length dependency on antiviral activity; potency was maintained at lengths of more than 34 nucleotides, and dramatically reduced at lengths of less than 30 nucleotides. Nucleotide sequence variations in STOPS molecules also had effects on activity. In addition to length and sequence, backbone and sugar chemistry were modified; activity was improved with site-specific incorporation of backbone chemistries. Collectively, these structural elements provided a framework for STOPS molecule design and were important for the progression of ALG‑010133 into clinical development.

As shown in the figure and table below, transfection of STOPS molecules into multiple HBV-infected cell lines, including primary human hepatocytes, resulted in the inhibition of HBsAg release into the supernatant in a dose-dependent manner. In addition, transfection of close analogs of ALG‑010133 were shown to decrease intracellular levels of HBsAg, indicating that this inhibition occurs inside the cell. This suggests that the inhibition of HBsAg release is not the result of only an inhibition of protein secretion, which would result in HBsAg accumulation within the cell, but instead could be the result of inhibition of synthesis and intracellular transport of HBsAg. The data below shows the comparison of ALG‑010133 to a NAP reference compound, ALG‑010004, which has an identical oligonucleotide sequence to REP 2139.

The HepG2.2.15 cell line is a commonly used in vitro HBV cell model. The cells contain two copies of the Genotype D HBV genome that produce infectious HBV and other subviral particles. The HepG2-NTCP (Na+-taurocholate co-transporting polypeptide) cell line over-expresses the NTCP receptor and has been shown to be a robust cell culture system supporting the complete life cycle of HBV. HepG2-NTCP cells were infected with a Genotype D HBV laboratory strain. In this cell line, HBsAg and other HBV viral proteins are produced from RNA transcripts derived from HBV cccDNA. ALG‑010133 and ALG‑010004 were evaluated in the HepG2.2.15 cell line to assess HBsAg release in the supernatant and cell viability.

In addition, ALG‑010133 demonstrated potent activity in the inhibition of HBsAg release from a variety of infected cell types with half-maximal effective concentration (EC50) values ≤22.5 nM when tested against cells infected with all major HBV genotypes (A, B, C, and D), indicating that ALG‑010133 may have pan-genotypic activity in CHB patients. Further, in patients with CHB, HBsAg can also be derived from an integrated HBV genome. The PLC/PRF/5 cell line, which contains an integrated partial HBV genome and produces HBsAg but not infectious virions, was used as a cell model of this condition. ALG‑010133 demonstrated activity in the inhibition of HBsAg secretion from the PLC/PRF/5 cell line with an EC50 of 23.7 nM with a 50% cellular cytotoxic concentration (CC50) of more than 1000 nM.

To assess the capability for immune activation, ALG‑010133 was assayed in human peripheral blood mononuclear cells from three independent donors for cytokine induction. The results of these experiments demonstrated that no direct immune activation is mediated by ALG‑010133. Nonclinical PK studies following subcutaneous dosing indicate long liver residence time that supports weekly or less frequent dosing for patients.

Our ongoing three-part Phase 1 first-in-human clinical trial comprises single and multiple ascending dose (SAD/MAD) evaluations in healthy volunteers followed by a multiple dose evaluation in patients with HBeAg negative CHB. The first two parts of this study have been completed, with ALG‑010133 being administered subcutaneously once (SAD) or once weekly for three doses (MAD) in up to 104 healthy volunteers. In March 2021, we initiated the third part of this clinical trial, where we will be dosing once weekly for twelve doses in up to 60 patients with virologically suppressed HBeAg negative CHB.

ALG‑000184 (CAM) for CHB

CAMs are a class of small molecule antiviral agents that accelerate HBV capsid assembly and inhibit pgRNA encapsidation, resulting in lower circulating HBV pgRNA and DNA levels. CAMs are also believed to regulate formation and transcription of cccDNA at the onset of infection, a major factor for the persistence of HBV infection. In clinical trials, CAMs have been shown to provide greater HBV DNA and RNA reduction when combined with nucleos(t)ide analogs than can be achieved with the current standard of care, nucleos(t)ide analogs alone.

In 2018, we in-licensed a lead drug candidate (GLP-26) and the associated IP for a CAM from the laboratory of Professor Raymond Schinazi at Emory. Our scientists optimized this lead drug candidate to discover the potent CAM ALG‑001075, which was further optimized to the prodrug ALG‑000184. ALG‑000184 is currently being evaluated in a Phase 1 clinical trial. We expect safety and antiviral data from the initial cohort(s) in the second half of 2021.

Molecular characteristics and nonclinical data

In biochemical assays, ALG‑001075 was shown to induce the rapid assembly of core proteins into small, spherical capsids. Capsids assembled in the presence of ALG‑001075 were highly stable with a compound residence time of more than 16 hours. In assays using genotype D HBV infected HepG2.2.15 cells, ALG‑001075 demonstrated enhanced potency with an EC50 value of 0.53 nM compared to several CAM reference compounds. This finding was repeated in HepG2.117 cells where ALG-001075 had an EC50 value of 0.63 nM. This level of potency exceeds that of all other known CAMs that have entered clinical development.

ALG‑001075 was further tested in a transient HBV assay against a broad panel of HBV screens from genotypes A through J and was shown to maintain good activity against all genotypes tested except for certain genotypes with known CAM-resistant mutations.

In the adeno-associated virus (AAV)-HBV mouse efficacy model, ALG‑001075 demonstrated a dose-dependent inhibition of viral replication with >5 log10 IU/mL reduction in HBV DNA at a dose of 15 mg/kg/dose given twice daily at 12-hour intervals (BID) as compared to a vehicle group.

We developed a highly soluble prodrug of ALG‑001075, ALG‑000184, to address the bioavailability limitations of ALG‑001075. ALG‑000184 has improved aqueous solubility, significantly better permeability and a reduced efflux ratio compared with ALG‑001075. Consequently, ALG‑000184 has significantly improved oral bioavailability compared to ALG‑001075. When administered in vivo, as shown in the figure below, ALG‑000184 was rapidly absorbed and efficiently converted to ALG‑001075 in nonclinical animal models.

Our three-part Phase 1 first-in-human clinical trial comprises single and multiple ascending dose (SAD/MAD) evaluations in healthy volunteers followed by a multiple dose evaluation in patients with CHB.

In the healthy volunteer portion of the study, where enrollment was completed, ALG‑000184 was orally administered once (SAD) or once-daily for 7 days (MAD) in healthy volunteers. Screening in CHB patients for the third part of the study is ongoing and, upon initiation of such third part of the study, we will dose once-daily for 28 days in up to 60 patients with CHB who are not currently receiving treatment.

ALG‑020572 (ASO) for HBV

Anti-sense oligonucleotides (ASOs) are single-stranded DNA or RNA molecules that are complementary to a selected target sequence. ASO structures are typically composed of three sections, known as the wings and the gap. The wings are on each end of the oligonucleotide strand with the gap section bridging the wing sections. Wings are generally made up of BNAs, while the gap sections are typically made up of DNA or modified DNA nucleotides. ASOs interfere with viral replication by binding to complementary mRNA, a process known as hybridization. If binding occurs, this hybrid can be degraded by the enzyme RNase H resulting in significant down-regulation of mRNA expression, and, in the case of our CHB ASOs, preventing subsequent HBsAg translation and secretion. This process is shown in the figure below. ASOs have been validated across multiple indications, including CHB, where rapid and significant reductions in HBsAg have been observed.

We have exclusively licensed Luxna’s intellectual property for use of next-generation nucleotide monomers in our current focus areas, including CHB and SARS-CoV-2. This chemistry forms the basis of our ASO platform and has enabled us to design highly potent, stable ASOs that have an improved toxicology profile, including a reduction of hepatotoxicity, as compared to ASOs using earlier nucleotide monomer technology. The application of this technology, combined with our proprietary liver-targeting GalNAc conjugation, has led to our discovery of ALG‑020572, a potentially best-in-class HBV ASO targeting the open reading frame of HBsAg. We plan to begin a multipart Phase 1 study evaluating ALG‑020572 in healthy volunteers and patients with CHB in the second half of 2021.

Molecular characteristics and nonclinical data

We explored the structure activity relationship of BNA wing and nucleobase gap modifications across a set of diverse locked nucleic acid ASOs. When conjugated to our proprietary GalNAc moiety and administered subcutaneously (5 doses total, 10mg/kg given every 3 days over 12 days) to mice previously infected with an AAV‑HBV construct, ALG‑020572 demonstrated a 1.5 log10 IU/mL mean reduction in serum HBsAg. Vehicle-treated animals did not exhibit any significant changes in their serum HBsAg. Importantly, this intensive dosing regimen was not associated with any changes in alanine aminotransferase (ALT) levels, a marker of liver cell damage.

We have discovered potent, liver-targeted ASOs, including ALG‑020572, which has demonstrated a promising profile in nonclinical CHB models. These ASO drug candidates may also be combined with other drug candidates against CHB.

siRNA

Small interfering RNA (siRNA), also known as short interfering RNA or silencing RNA (RNAi), are a class of double-stranded, non-coding RNA, typically 20-27 base pairs in length. siRNA interferes with viral replication by silencing gene expression and subsequent protein (e.g., HBsAg) translation and secretion. siRNAs have shown efficacy across multiple indications, including CHB, where significant, gradual and durable reductions in HBsAg have been observed in clinical trials.

siRNA-induced gene silencing is initiated with the assembly of the RNA-induced silencing complex (RISC). One of the two siRNA strands, the guide strand or anti-sense strand, is loaded into the RISC while the other strand, the passenger strand or sense strand, is degraded. Dicer enzymes are responsible for loading the guide strand into RISC. The cleavage of the mRNA molecule is thought to be catalyzed by the Argonaute proteins of the RISC. The mRNA molecule is then cut by cleaving the phosphodiester bond between the target nucleotides which are paired to siRNA residues. This cleavage results in mRNA fragments that are further degraded by cellular exonucleases. The process of siRNA-mediated RNA degradation is shown in the figure below.

We started with our bioinformatics approach to identify regions of the HBV genome for targeting and used our proprietary technology to maximize potency and minimize the number of 2’-F nucleotides in our sequences. We applied this approach to our screening paradigm to identify our lead siRNA candidate, ALG‑125755.

Molecular characteristics and nonclinical data

In cell-based assays measuring reduction in HBsAg in infected cells, our lead siRNA drug candidate, ALG‑125755, as well as additional backup compounds ALG‑125097 and ALG‑125819, demonstrated potent inhibition of HBsAg release from HBV-infected cells. When dosed in vivo in the AAV-HBV mouse model of CHB infection, a single 5 mg/kg subcutaneous injection resulted in a sustained reduction of serum HBsAg of approximately 1-1.5 log10 IU/mL through the last measurement at 28 days. The results from these experiments are shown in the figure below.

Currently, we are conducting additional studies using these siRNA drug candidates in the AAV-HBV mouse model to establish the effect of doses and dosing regimens on the extent and duration of HBsAg reduction. We plan to initiate toxicology studies with ALG‑125755 in the second half of 2021 to support first-in-human trials.

In conclusion, our proprietary siRNA technology is based on modifying chemistries and has resulted in the identification of drug candidates, including ALG‑125755, that have promising profiles with long lasting durability in nonclinical CHB models.

Nonclinical combination data

We performed in vitro studies in HepG2.2.15 cells to assess the potential for drug-drug interactions on HBsAg or HBV DNA reductions when combining our drug candidates, and the degree of synergy was quantified using MacSynergy II software. Combinations of our STOPS molecule, ALG‑010133, our CAM drug candidate, ALG‑001075, or our ASO drug candidate, ALG‑020572, with other inhibitors of HBV replication generally demonstrated either additive or synergistic interactions. We also studied in vivo combinations in the AAV‑HBV mouse model with ALG‑020572. These studies indicate that our drug candidates could become part of an effective combination regimen for CHB.

Clinical development plan for CHB

Our approach for developing a best-in-class CHB combination regimen is to discover and develop drug candidates initially targeting clinically validated MOAs, which are evaluated as monotherapy in Phase 1 and subsequently studied in Phase 2 and Phase 3 combination trials. This approach maximizes the chance of achieving higher rates of functional cure compared to current standard of care. Our CHB development strategy is depicted in the figure below.

Both our STOPS molecule (ALG‑010133) and our CAM molecule (ALG‑000184) Phase 1 clinical trials are ongoing.

The figure below illustrates our planned general approach to Phase 1 trial design for each of our CHB drug candidates.

Although we expect the basic Phase 1 trial design to be the same across all of our CHB drug candidates, we anticipate there will be important differences, which include routes of administration, dose and dosing frequency, patient population, and key viral markers. A summary table of the key Phase 1 design elements and how we expect them to differ across our drug candidates can be found in the table below.

Drug candidates that show favorable risk/benefit profiles as monotherapy in Phase 1 will be evaluated in combination in our Phase 2 platform trials. This platform approach allows us to evaluate many combinations of our drug candidates along with approved drugs and/or other drug candidates in development, as needed. This strategy allows us to identify combination regimens that could achieve a higher rate of functional cure compared to current standard of care. The optimized regimen(s) identified in Phase 2 will then be evaluated in Phase 3 registrational trials.

NASH

One of the effects of improper diet and insufficient exercise is the accumulation of fatty deposits in the liver, referred to as nonalcoholic fatty liver disease (NAFLD), which was estimated to occur in approximately 25% of the worldwide population as of 2015. At that time, an estimated 1.5% to 6.5% of the global population was estimated to have an ongoing inflammatory response to these excess fat deposits, which is referred to as NASH. Over the past several years, the prevalence of NASH has continued to rise. In the United States alone, the prevalence of NASH is projected to increase from approximately 16.5 million in 2015 to 27.0 million in 2030. In the absence of changes in diet and exercise, the inflammation inherent in NASH persists and may result in progressive fibrosis of the liver, which may result in cirrhosis. These fibrotic changes are associated with numerous morbidities including recurrent hospitalization for complications of cirrhosis, hepatocellular carcinoma, need for liver transplant, and death.

The only widely accepted treatment for NASH is weight loss through behavioral modifications such as diet and exercise, which is difficult to achieve at the broad population level. As there are currently no approved drugs to treat NASH, many development programs are underway to identify drugs to address this epidemic. One of the promising MOAs in the NASH space appears to be drugs which preferentially target the beta subtype of the THR receptor.

THR-ß background

The thyroid hormone triiodothyronine (T3) has many physiological effects throughout the body, ranging from increasing metabolism, including fat metabolism, to stimulating growth and development. T3 exerts its effects by binding to the thyroid hormone receptor (THR), which has two subtypes: alpha (THR-α) and beta (THR-b). The distribution of the two THR subtypes varies by organ, with THR-b predominantly expressed in the liver and THR‑α predominantly expressed in other tissues (e.g., heart, skeletal muscles and bone). Drug candidates like resmetirom, which preferentially binds the THR-b subtype, have been shown in clinical trials to lower lipid levels in serum and the liver, while avoiding the unwanted effects associated with THR-α stimulation. In addition to the intended effect of lowering liver lipid levels in NASH patients, lowering serum lipid levels via THR-b agonism may have favorable consequences in this population, which has a high rate of underlying cardiovascular disease.

There are multiple other mechanisms being explored for the treatment of NASH, but none have yet to demonstrate a favorable risk/benefit profile and many have important limitations. In some cases, mechanisms such as Farnesoid X Receptor (FXR) agonists, Fibroblast Growth Factor-19 analogs, and Acetyl-CoA Carboxylase inhibitors have been shown to increase serum lipid profiles, which may require additional pharmacologic therapy or put patients at additional risk of cardiovascular disease. In other cases, mechanisms such as FXR agonists and drugs targeting various subtypes of the Peroxisome Proliferator Activated Receptors are associated with dose limiting toxicities such as pruritus and edema, respectively, that might limit widespread uptake even if approved. Other mechanisms in development, such as FGF19/FGF21 analogs, require subcutaneous administration, which may similarly limit widespread adoption even if approved.

Small molecule approaches

The most advanced THR-b agonists in clinical development are VK-2809 in Phase 2b and resmetirom in Phase 3. Both of these drugs have demonstrated significant reductions in lipid levels in the liver and serum and, to date, have an acceptable risk-benefit profile. In addition, resmetirom has demonstrated histologic evidence of NASH resolution in Phase 2 trials, which is one of two FDA approvable endpoints. Our lead THR-ß drug candidate ALG‑055009 may have important advantages over these compounds. Side-by-side biochemical and cell-based experiments in HEK293T cells indicate that ALG‑055009 is 5- to 47-fold more potent and 3- to 2-fold more selective for the b receptor compared to VK-2809 and resmetirom, respectively, which may optimize the risk‑benefit profile for ALG‑055009. When studied in a diet induced obesity (DIO) mouse model, these potency advantages were shown to result in greater serum lipid reductions compared to what has been previously reported for VK-2809 and resmetirom at exposures being evaluated in the clinic. Specifically, ALG‑055009 achieved a 34% reduction in serum total cholesterol levels with an acceptable safety profile (e.g., no clinically relevant changes in thyroid hormone levels) in mice, as shown in the figure below. An ALG‑055009 dose-related decrease in serum LDL-C was also noted in mice. Further, nonclinical pharmacokinetic studies of ALG‑055009 predict low, once-daily dosing in humans with a low risk of drug-drug interactions.

ALG‑055009 development plans

Toxicology studies to support first-in-human trials are ongoing. In keeping with our general clinical development strategy, the first planned human trial of ALG‑055009 is expected to be a Phase 1a/1b umbrella study assessing orally administered single ascending doses in healthy volunteers followed by multiple ascending doses administered orally once-daily (QD) in subjects with mild hyperlipidemia. We expect this study to commence in the second half of 2021 (with data readouts expected to begin in the first half of 2022) and the study to be complete by the second half of 2022. The data from this study will establish proof of activity and help identify doses that may be evaluated in larger studies involving patients with NASH. With this proof of activity in hand, we would have several options for further development, including continuing the development of the drug candidate into a Phase 2 clinical trial that we would sponsor. Alternatively, we may explore partnering ALG‑055009 with a third-party that has an existing drug candidate for the treatment of NASH with a complementary MOA, either in a clinical collaboration or as an out-license opportunity. We believe this may be an ideal time to seek a partnership for ALG‑055009, as we expect enthusiasm for the THR-β MOA to be high after the expected Phase 3 resmetirom and Phase 2b VK-2809 readouts, which are expected in 2022.

Oligonucleotide approaches

Recently, genome-wide association and large candidate gene studies have enriched our understanding of the genetic basis of NASH. Variants in multiple human genome sequences have been identified as major common genetic determinants of this disease. We are collaborating with Merck to apply our oligonucleotide platform technology to discover, research, optimize and develop oligonucleotides directed against a NASH target. In addition, we continue to evaluate additional targets for their utility in developing an oligonucleotide based treatment for NASH.

Coronaviruses

SARS-CoV-2 is responsible for the COVID-19 pandemic, which has infected more than 108 million individuals and is responsible for the death of more than 2.4 million individuals worldwide. After MERS and SARS (SARS-CoV-1), SARS-CoV-2 is the third known coronavirus to cross over from animal species to humans and cause significant morbidity and mortality in the past 20 years. Due to the ongoing SARS-CoV-2 pandemic and the risk of additional novel coronaviruses emerging in the future, there is a need to develop novel therapeutics with pan-coronavirus activity that have a high barrier to resistance. While multiple vaccines have recently become available, it is unlikely that vaccination will be fully efficacious and widely adopted, indicating that a need for effective treatments will remain. The emergence of several SARS-CoV-2 variants in various countries may also represent an additional challenge for current vaccines.

Many of the drugs currently being evaluated have not been optimized for the treatment of coronavirus infections such as SARS-CoV-2 or have only shown efficacy in certain patient populations. Therefore, there is a need for new efficacious, purpose-built drugs which target a broad range of coronaviruses that would be suitable for use across a wide range of patient populations and clinical settings, including in pre-exposure prophylaxis and post-exposure treatment. We believe that a combination of antiviral drugs targeting multiple steps of the viral replication cycle poses the best chance of success. This approach maximizes the odds of covering a broad range of coronavirus strains and protecting against the emergence of resistance. To address this urgent unmet medical need, we are developing pan-coronavirus drug candidates including oligonucleotide and small molecule approaches that may be used in combination regimens.

Disease overview and biology

The life cycle of SARS-CoV-2 is illustrated in the figure below. The spike (S) protein binds to the angiotensin-converting enzyme 2 cellular receptor, leading to a fusion of the viral envelope with the cell membrane through the endosomal pathway. SARS-CoV-2 RNA is then released into the host cell and is subsequently translated into viral replicase polyproteins pp1a and 1ab, which are then cleaved into small products by viral protease to form the RNA replicase–transcriptase complex. The polymerase produces a series of subgenomic mRNAs by transcription, which are eventually translated into relevant viral proteins. Viral proteins and genome RNA are subsequently assembled into virions in the endoplasmic reticulum and Golgi and then transported via vesicles and released out of the infected cells through exocytosis.

Therapeutic approaches to coronaviruses

Therapeutic options for coronaviruses are currently limited and have significant drawbacks. Remdesivir, a drug originally advanced for HCV and Respiratory Syncytial Virus, but repurposed for Ebola and, now, SARS‑CoV-2, is currently limited to IV administration in hospitalized patients and has been commonly associated with a high risk of ALT elevation. Dexamethasone, a corticosteroid, has been shown to lower mortality in severe SARS-CoV-2 infections, but has important safety liabilities, including immunosuppression, impaired wound healing and, rarely, anaphylaxis.

We are leveraging our expertise in virology and utilizing both our oligonucleotide and small molecule platforms to develop purpose-built pan-coronavirus drug candidates targeting key steps of the viral life cycle, which we intend to evaluate in combination. Building on the success of HIV and HCV protease inhibitors, which are integral components of existing therapies, we are exploring small molecule peptidomimetics that inhibit the 3C-like protease (3CLPro). 3CLPro is the essential enzyme that is responsible for cleaving well-defined regions of the viral polyprotein and is highly conserved across major coronaviruses including MERS, SARS-CoV-1 and SARS‑CoV-2. Drug candidates inhibiting the 3CLPro have the potential to be active against a wide range of coronavirus strains and become a foundational component of future combination regimens. We have identified multiple distinct proprietary lead series with potent nanomolar activity in a SARS-CoV-2 3CLPro protease assay and in multiple coronavirus cell-based assays. Our work in this area is being performed in collaboration with KU Leuven’s Rega Institute for Medical Research, as well as its Centre for Drug Design and Discovery.

We are also leveraging our oligonucleotide platform to develop broadly active coronavirus drug candidates. Using our bioinformatics capabilities, we have identified over 350 highly conserved regions across coronavirus genomes. We are currently evaluating oligonucleotides with the goal of identifying a suitable lead sequence for further optimization into a drug candidate.

Drawing on our small molecule and oligonucleotide approaches, we plan to develop a combination drug regimen that can serve in both treatment and prophylactic settings.

Clinical development plan

We plan to advance our coronavirus drug candidates individually in Phase 1 studies designed to evaluate the safety and pharmacokinetics of single and multiple ascending doses in healthy volunteers. Following this, we plan to conduct dose range finding Phase 2 studies in subjects infected with COVID-19 to evaluate proof of activity and identify a dosing regimen(s) to advance into larger confirmatory studies that could support drug registration. Following the initial Phase 2 study, we may evaluate combinations of our drug candidates, with or without the then-prevailing standard of care. We intend to assess a range of patient populations, including community and hospital-based subjects, as well as various degrees of disease severity, following the establishment of proof of activity. In addition to evaluating our drug candidates as treatment options after infection, we may also evaluate them as potential prophylactic or post-exposure therapies.

Early stage discovery efforts

For all of our drug candidates, we are pursuing backup candidates in order to create a robust portfolio of assets which we can draw upon to create an optimized combination regimen for treatment in all of our disease areas of interest. We are also targeting additional novel viral and host targets with our oligonucleotide and small molecule platforms.

Sales and marketing

All of our assets are currently pre-commercial, and as such we have not yet established a sales and marketing organization or distribution capabilities. We intend to pursue independent development and commercialization in select indications and markets, and plan to build a commercial infrastructure to support a specialty sales and marketing organization, as well as distribution capabilities. Similar to our research, clinical and manufacturing operations, we expect to manage sales, marketing and distribution through dedicated staff and third-party contractors and consultants. We may opportunistically explore licensing agreements, collaborations or partnerships with one or more pharmaceutical companies to enhance our commercial capabilities.

Manufacturing

We are currently developing drug candidates in two primary modalities: oligonucleotides and small molecules. We have internal oligonucleotide and small molecule chemistry teams that are able to produce drug candidates at sufficient scale to support discovery activities. In addition, we have a dedicated internal chemistry, manufacturing and control (CMC) team that works with contract development and manufacturing organizations to produce drug candidates in larger quantities, including to support nonclinical and clinical studies. We have built the teams and infrastructure needed to conduct and manage process development, analytical development, quality, manufacturing and supply chain activities.

Oligonucleotides

Oligonucleotide manufacturing technology has matured significantly over the last several decades, with advanced oligonucleotide synthesizers commercially available to support smaller-scale synthesis, and a network of oligonucleotide contract manufacturers available to support larger-scale syntheses. Our internal CMC team supports our contract manufacturers with process development and optimization, or, where needed, we may collaborate with external consultants and contractors to optimize synthesis and scale-up.

Small molecules

Small molecule manufacturing is a mature industry and is well supported by an extensive network of contract manufacturers. Like our approach for oligonucleotides, our internal CMC team conducts process development and optimization, and supports our contract manufacturers with technology transfer.

Competition

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies, universities and other research institutions. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors may have significantly greater experience than we have in undertaking nonclinical studies and human clinical trials of new pharmaceutical drug candidates and in obtaining regulatory approvals of human therapeutic candidates. Accordingly, our competitors may develop superior drug candidates and may succeed in obtaining FDA approval for such candidates. Many of our competitors have established distribution channels for the commercialization of their products, whereas we have no such channel or capabilities. In addition, many competitors have greater name recognition and more extensive collaborative relationships.

Any drug candidates that we successfully develop and commercialize may compete with existing therapies and/or new therapies that may become available in the future. Our competitors may obtain regulatory approval of their candidates more rapidly than we do or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our drug candidates or any future drug candidates. Our competitors may also develop drugs that are more effective, more convenient, more widely used and less costly or that have a better safety profile than our drugs (if any) and these competitors may also be more successful than we are in manufacturing and marketing their products. If we are unable to compete effectively against our competitors, we may not be able to commercialize our drug candidates or any future drug candidates or achieve a competitive position in the market. This would adversely affect our ability to generate revenue. It is likely that our competitors, either working alone or in collaboration with others, will have significantly greater financial resources, an established presence in target markets, expertise in research and development, manufacturing, nonclinical and clinical testing, and experience obtaining regulatory approvals and reimbursement and marketing approved products than we do. We are also in competition for the limited qualified scientific, sales, marketing and management personnel, space at clinical trial sites, for patient registration for clinical trials and technologies complementary to, or necessary for, our programs. New competitors may emerge, smaller or early-stage companies may grow, either on their own or through collaborative arrangements with large and established companies and competitors may concentrate through mergers and acquisitions.

Chronic Hepatitis B (CHB)

Current FDA-approved treatments for chronic HBV infection include peg-IFNα, marketed by Roche Holding AG (Roche), and oral antiviral agents such as nucleoside analogs, marketed by Gilead Sciences, Inc. (Gilead) and Bristol-Myers Squibb Company. These treatments do not lead to either a functional or a complete cure in the vast majority of patients, and in the case of nucleoside analogs, may require life-long treatment. Several large and small pharmaceutical companies are developing programs with various mechanisms of action, to be used alone or in combination, with the goal of achieving higher rates of functional or complete cure in patients with CHB. Companies with oligonucleotide agents in clinical development include Arbutus Biopharma Corporation, Dicerna Pharmaceuticals, Inc. (together with Roche), Ionis Pharmaceuticals, Inc. (together with GlaxoSmithKline plc

(GSK)), Arrowhead Pharmaceuticals, Inc. (together with Janssen Pharmaceuticals, Inc. (Janssen)), and Vir Biotechnology, Inc. (together with Alnylam Pharmaceuticals, Inc.). Several companies are developing CAMs, including Johnson & Johnson, Assembly Biosciences Inc., Arbutus Biopharma Corporation, Roche and Enanta Pharmaceuticals. Several companies, including Altimmune, Inc., GSK, Janssen and Transgene SA, are developing therapeutic vaccines for HBV, and several others have approved HBV vaccines, including Dynavax Technologies, Inc., GSK, Johnson & Johnson, and Merck. Replicor, Inc. is developing NAPs for use in CHB patients.

Nonalcoholic Steatohepatitis (NASH)

There currently are no FDA-approved treatments for NASH. A number of pharmaceutical companies, including AbbVie, Inc., AstraZeneca PLC/MedImmune LLC, Bristol-Myers Squibb Company, Eli Lilly and Company, Janssen, Merck, Novartis Pharmaceuticals Corporation (together with Pfizer, Inc.), Novo Nordisk A/S, Pfizer Inc., Roche, Sanofi S.A. and Takeda Pharmaceutical Company Limited (together with HemoShear Therapeutics, LLC), as well as large and small biotechnology companies such as 89bio, Inc., Akero Therapeutics, Inc., Blade Therapeutics, Inc., Cirius Therapeutics, Inc., Enanta Pharmaceuticals, Inc., FronThera US Pharmaceuticals LLC, Galectin Therapeutics Inc., Galmed Pharmaceuticals Ltd., Genfit SA, Gilead, Intercept Pharmaceuticals, Inc., Inventiva Pharma SA, Madrigal Pharmaceuticals, Inc., MediciNova, Inc., NGM Biopharmaceuticals, Inc., Pliant Therapeutics, Inc. (together with Novartis), Terns Pharmaceuticals, Inc. and Viking Therapeutics, Inc. are pursuing the development or marketing of pharmaceuticals that target NASH. It is also probable that the number of companies seeking to develop products and therapies for the treatment of serious metabolic diseases, such as NASH, will increase.

Coronaviruses

Other than Remdesivir, which is FDA-approved, there are currently no approved antiviral treatments for SARS-CoV-2. Several drugs are likely being used off-label for treatment, such as dexamethasone. Several approved drugs are being studied for their utility in reducing the severity of SARS-CoV-2 infections, including Soliris by Alexion Pharmaceuticals Inc., Jakafi by Incyte Corporation, and Kevzara by Sanofi S.A./Regeneron Pharmaceuticals, Inc. There are significant efforts globally to develop both therapeutic and prophylactic drug candidates. Several companies are focused on antibody treatments, including Amgen Inc. (together with Adaptive Biotechnologies Corporation), Abcellera Biologics, Inc. (together with Eli Lilly and Company), Regeneron Pharmaceuticals, Inc. and Vir Biotechnology, Inc. (together with GSK, Biogen Inc. and WuXi Biologics Ltd.). Numerous efforts are underway to develop vaccines against SARS-CoV-2, including by Altimmune, Inc., AstraZeneca PLC (together with Oxford University), BioNTech SE (together with Pfizer Inc.), GSK (together with Sanofi S.A.), Heat Biologics, Inc., Inovio Pharmaceuticals, Inc., Johnson & Johnson, Moderna, Inc., Novavax, Inc., and Vaxart, Inc. The recent authorization of efficacious vaccines, if widely adopted, could reduce or eliminate the market for therapies to treat COVID-19.

License agreements and collaborations

License agreement with Emory University

In June 2018, we entered into the Emory License Agreement. In June 2020, we amended the Emory License Agreement (the Emory Amendment). Under the Emory License Agreement, Emory granted us a worldwide, sublicenseable license under certain of its intellectual property rights to make, have made, develop, use, offer to sell, sell, import and export products containing certain compounds relating to Emory’s hepatitis B virus capsid assembly modulator technology, for all therapeutic and prophylactic uses. Such license is initially exclusive with respect to specified licensed patents owned by Emory and non-exclusive with respect to certain of Emory’s specified know-how. Beginning in June 2022, the license to such patents will become non-exclusive with respect to all fields except for the treatment and prevention of HBV; however, we may select up to six compounds which will maintain exclusivity with respect to all therapeutic and prophylactic uses. With respect to all other compounds that are enabled by the licensed patents, those which are jointly invented by Aligos and Emory or inventors in the Schinazi laboratory, or which are disclosed in a specified licensed patent, are licensed to us exclusively including as to Emory, whereas all other such compounds are licensed to us non-exclusively. We have the right to sublicense rights licensed under the Emory License Agreement, provided that the sublicense agreement must be in compliance and consistent with the terms of the Emory License Agreement.

Emory reserves the right for itself to practice, and have practiced by other entities solely for purposes of collaborative research with Emory, under the licensed patents for educational purposes, Emory’s internal purposes, and for non-commercial research, patient care and treatment. Emory can further grant licenses to not-for-profit and governmental institutions for their internal non-commercial research and scholarly use.

Ownership of any new inventions arising out of our activities under the Emory License Agreement follows the inventorship laws of the United States. With respect to the licensed patents owned by Emory, we are required to prepare documents and filings for the prosecution and maintenance of such licensed patents, while Emory retains the option to provide final edits and approval of such documents and is responsible for the actual filing of such documents. We are responsible for the cost of the prosecution and maintenance of the licensed patents, and we have the first right, but not the obligation, to enforce such patents. We are solely responsible for the costs of any lawsuits we elect to initiate to enforce the licensed patents and cannot enter into a settlement in respect of such lawsuits without the prior written consent of Emory. Any sums recovered in such lawsuits will be shared equally between us and Emory after reimbursement of our costs for such litigation, except that for any award based on lost profits, Emory shall recover the greater of fifty percent of the award or the royalty Emory would have received had the infringing sales been made by us.

The technology claimed by the licensed patents under the Emory License Agreement may have been developed using U.S. government funding and the licenses therefore may be subject to a non-exclusive license held by the U.S. government, certain requirements that licensed products be manufactured substantially in the United States and U.S. government march-in rights. For more information on risks related to technology developed using government funding see the section titled “Risk Factors—Risks related to intellectual property.”

Under the terms of the Emory License Agreement, we are obligated to use commercially reasonable efforts to bring licensed products to market in accordance with a mutually agreed upon development plan.

Pursuant to the Emory License Agreement, we paid an upfront fee of $290,000 to Emory, reimbursed Emory for past patent expenses, and issued a convertible promissory note with a principal amount of $600,000 to Emory. In August 2018, the convertible promissory note was cancelled and converted into 64,980 shares of Series A convertible preferred stock. We paid Emory an additional $150,000 in connection with the Emory Amendment. Additionally, we agreed to pay Emory up to an aggregate of $125 million upon the achievement of specified development, regulatory, and commercial milestones, and all ongoing patent costs. We also agreed to pay Emory tiered single-digit royalties on worldwide annual net sales of licensed products, on a quarterly basis and calculated on a product-by-product basis. With respect to licensed products containing any of a specified subset of the licensed compounds, such royalties range from a mid-single digit to a high-single digit percentage rate. With respect to licensed products which do not contain such compounds, the royalties span a range of percentage rates within the mid-single digits if a Phase 1 clinical trial is initiated for the product within three years of the effective date of the Emory License Agreement, and range from a low-single digit to a mid-single digit rate if a Phase 1 clinical trial is initiated more than three years after the effective date. Our obligation to pay royalties expires on a product-by-product and country-by-country basis upon the later of ten years after the date of first commercial sale of such product in such country and the expiration of the last-to-expire licensed patent right covering such product in such country. Lastly, if we sublicense any of the licensed patent rights, we are required to pay Emory a percentage of any license issuance or upfront fees we might receive, with the percent decreasing if we sublicense after the first anniversary and third anniversary of the effective date of the Emory License Agreement from a mid-double digit to a mid-single digit percentage rate. To date we have not granted any sublicense.

The Emory License Agreement will expire upon expiration of the last-to-expire patent licensed to us thereunder. We may terminate the Emory License Agreement at any time in its entirety or with respect to specific patents for convenience by providing Emory with 90 days’ written notice, and are required to terminate the Emory License Agreement if we make a final decision to cease research, development or commercialization of any licensed products. Either party may terminate the Emory License Agreement if the other party materially breaches such agreement and fails to timely cure such breach. Emory may terminate the Emory License Agreement if we fail to reach a milestone at an agreed date and fail to timely provide commercially reasonable evidence of a reasonable, good-faith business or technical justification for such failure. Upon termination of the Emory License Agreement for our material breach, we will, upon Emory’s request, grant to Emory a non-exclusive, royalty-free license to all of our rights in patents owned by, licensed or controlled by us to the extent they relate to our exercise of the licensed rights under the Emory License Agreement and include claims covering the manufacture, use or sale of any licensed products containing the licensed compounds. The Emory License Agreement will automatically terminate if we become bankrupt or insolvent or if we challenge the validity or enforceability of any patent licensed to us under the Emory License Agreement.

We have agreed to indemnify Emory and certain others under the Emory License Agreement for losses they may suffer arising out of the rights licensed thereunder or the manufacturing, testing, design, use, sale or labeling of any product containing a licensed compound, unless caused by such potential indemnitee’s negligence.

License agreement with Luxna Biotech Co., Ltd.

In December 2018, we entered into the Luxna Agreement. Under the Luxna Agreement, Luxna granted us an exclusive, worldwide, sublicenseable license under certain of Luxna’s intellectual property rights to research, develop, make, have made, and commercialize for all therapeutic and prophylactic uses, (i) products containing oligonucleotides targeting the hepatitis B virus genome, (ii) products containing certain oligonucleotides targeting up to three genes which contribute to NASH, which we may select at any time during the first eight years of the term, to the extent not licensed to a third party, and (iii) products containing oligonucleotides targeting up to three genes which contribute to HCC, which we may select at any time during the first three years of the term. During the first three years of the term, Luxna will not grant rights to any third parties under the licensed patents to research or develop any compounds or products targeting an HCC gene target. As of June 30, 2020, we have identified two HCC gene targets and two NASH gene targets for the exclusive license. In addition, we have a right of first refusal for any additional xeno-nucleic acid (XNA) and/or gapmer modifications that are not claimed by the licensed patents that Luxna controls. If we exercise this right, we and Luxna will use good faith, diligent efforts to negotiate additional commercially reasonable financial terms for such additional modifications. We are obligated to use commercially reasonable efforts to pursue the research, development and commercialization of the licensed products throughout the term. We have the right to sublicense our licensed rights provided that the sublicense agreement must be in compliance and consistent with the terms of the Luxna Agreement.

Additionally, pursuant to an April 2020 amendment to the Luxna Agreement (the Luxna Amendment), we obtained an exclusive, worldwide license under the licensed patents to research, develop, make, have made, and commercialize products containing oligonucleotides targeting three families of viruses: orthomyxoviridae, paramyxoviridae, and coronaviridae (a family which includes SARS-CoV-2).

Pursuant to the Luxna Agreement, we paid Luxna an upfront fee of $600,000 and pursuant to the Luxna Amendment, we paid Luxna an additional $200,000. Additionally, we agreed to pay Luxna up to an aggregate of $55.5 million upon achievement of specified development, regulatory, and commercial milestones. We also agreed to pay Luxna tiered royalties on worldwide annual net sales of licensed products, on a product-by-product basis, spanning a range of rates within low-single digit percentages, on a quarterly basis. With respect to each licensed product, our obligation to pay royalties will continue until the expiration of the last-to-expire licensed patent covering such licensed product in any country.

Luxna’s rights to the intellectual property subject to the Luxna Agreement stem from an exclusive license (the Luxna-Osaka Agreement) from Osaka University (Osaka) for certain rights pertaining to modifications of XNA and other gapmer technologies covered by the licensed patents. Separately, Osaka granted rights to certain third parties in connection with the licensed patents, such as rights to amido-bridged nucleic acid (AmNA) for specific indications including NASH, rights to manufacture reagents containing the modifications of AmNA and rights to use specified genes. Such rights are not included in the scope of rights granted to us under the Luxna Agreement and the Luxna Agreement does not prevent Osaka from using any of the licensed rights under the Luxna Agreement for its non-commercial research purposes relating to the modifications of XNA.

Ownership of any new inventions arising out of our activities under the Luxna Agreement will follow the inventorship laws of the United States. Luxna retains the responsibility for the prosecution and maintenance of the licensed patents, provided that Luxna consider our comments and suggestions in connection therewith. We retain step-in rights should Luxna decide to no longer prosecute or maintain any licensed patents under the Luxna Agreement. We have the first right, but not the obligation, at our sole expense to enforce the licensed patents. In connection with any infringement suit, neither party can enter into a settlement without the prior written consent of the other.

The Luxna Agreement will expire upon expiration of the last-to-expire patent licensed to us under the agreement. We may terminate the Luxna Agreement at any time for convenience by providing Luxna with 90 days’ written notice. In addition, we have agreed to terminate the Luxna Agreement if we make a final decision to cease research, development or commercialization of the licensed products. Either party may terminate the Luxna Agreement if the other party materially breaches the Luxna Agreement and fails to timely cure such breach. The Luxna Agreement will automatically terminate if we become bankrupt or insolvent.

We have agreed to indemnify Luxna and certain others under the Luxna Agreement for losses they may suffer arising out of the rights licensed thereunder or the manufacturing, testing, design, use, sale or labeling of any product containing a licensed product, unless caused by such potential indemnitee’s negligence.

License and Research Collaboration with Merck

In December 2020, we entered into an exclusive License and Research Collaboration Agreement with Merck under which Merck and Aligos will apply our oligonucleotide platform technology to discover, research, optimize and develop oligonucleotides directed against a NASH target and up to one additional liver-targeted cardiometabolic and/or fibroses target. Under the terms of the agreement, Aligos will receive an upfront payment from Merck as well as an additional payment after designation of a research plan for such an additional target. With respect to each collaboration target, Aligos will be eligible to receive up to $458 million in development and commercialization milestones as well as tiered royalties on net sales. We will be primarily responsible for designing, preparing and evaluating the oligonucleotide molecules and delivering optimized lead molecules, and Merck will be responsible for subsequent research, clinical development and commercialization efforts.

Merck has the right to terminate the License and Research Collaboration Agreement in its entirety or on a target-by-target basis at any time by giving us 90 days’ written notice. From the time Merck assumes responsibility for subsequent research until achievement of a certain regulatory event, we may terminate the License and Research Collaboration Agreement if Merck ceases all development activities for a specified period and fails to resume such activities within a reasonable time after we provide them with a resumption notice.  Either party may terminate the License and Research Collaboration Agreement upon the other party’s uncured material breach or insolvency.  Upon termination for any reason other than our material breach, we will have the right to acquire from Merck the products and compounds being developed or commercialized by Merck under the License and Research Collaboration Agreement. Good faith negotiations between the Company and Merck would be performed to enact a transition plan.

Intellectual property

One key to our success is our ability to establish and maintain protection for our drug candidates, platform technology and know-how, in order to enforce and defend our intellectual property rights. To protect our drug candidates and technologies, we file U.S., Patent Cooperation Treaty (PCT) and foreign patent applications related to our inventions, improvements, manufacturing and analytical processes and technology. We also rely on our know-how, confidential methodologies and processes and continuing technological innovation as well as our active third-party intellectual property in-licensing program to develop and maintain our proprietary positions, in addition to trademarks, copyrights and trade secret laws, and employee disclosure and invention assignment agreements. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees, advisors and consultants, these agreements may be breached, and we may not have adequate remedies for any breach. In addition, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. As a result, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual or entity during the course of the party’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived of by the individual during the course of employment, and which relate to or are reasonably capable or being used in our current or planned business or research and development, are our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary technology by third parties. However, such agreements and policies may be breached, and we may not have adequate remedies for such breaches. For more information regarding the risks related to our intellectual property, see the section titled “Risk Factors—Risks related to intellectual property.”

We have licensed patents and patent applications from various entities, including Emory, Luxna and AM Chemicals, which are further described below. As of December 31, 2020, we own 13 U.S. non-provisional patent applications, 35 U.S. provisional patent applications (excluding any non-expired U.S. provisional applications to which priority has already been claimed), 13 PCT applications and 14 foreign patent applications, including pending applications in Argentina and Taiwan. The projected expiration date of any patent that issues from our non-provisional U.S. and foreign applications is between 2039 to 2040, excluding any additional term from a potential patent term extension and/or patent term adjustment.

For our drug candidates, although we have filed and licensed certain patent applications and we generally intend to pursue patent protection covering compositions of matter, methods of making, and methods of use, as of December 31, 2020, we do not own or license any issued patents directed to our ALG‑010133, ALG‑000184, ALG‑020572, ALG‑125097 and ALG‑055009 drug candidates.

Licensed intellectual property

Emory University

We have licensed the exclusive rights to a patent estate from Emory in the CAM chemical space, consisting of one issued U.S. patent, one pending nonprovisional U.S. patent application as well as 1 PCT patent application, 2 issued foreign patents and 21 foreign patent applications. The issued U.S. patent has an expected expiration of March 2037, excluding any potential patent term extension or adjustment.

Luxna

We have licensed the right to a patent estate from Luxna in the oligonucleotide chemical space, consisting of 3 issued U.S. patents, 2 nonprovisional U.S. patent applications and 14 issued foreign patents and 6 foreign patent applications. We have exclusive rights to use this technology in the development of drug candidates for CHB, as well as rights to certain named targets in NASH and respiratory diseases, including coronaviruses. These U.S. patents have an expected expiration between October 2030 and February 2035, excluding any potential patent term extension or adjustment.

AM Chemicals

We have licensed the exclusive right to the use of specific constructs encompassed by the patent estate from AM Chemicals, including 1 issued U.S. patent, 1 U.S. non-provisional patent application and 2 foreign patent applications. The issued U.S. patent has an expected expiration of July 2037. Any patent issuing from such non-provisional applications in this patent estate is projected to expire in July 2037, excluding any potential patent term extension or patent term adjustment.

Drug candidate intellectual property

Hepatitis B—ALG‑010133 and additional potential drug candidates

We own a patent family that includes 5 applications pending across multiple jurisdictions (including the United States) and have claims directed to composition of matter, including ALG‑010133 (our lead STOPS molecule), pharmaceutical composition and method of use. This patent family also includes claims directed to combination treatment with our lead molecule with other modes of action drugs and drug candidates directed against CHB. The U.S. application, if issued, is projected to expire in November 2039, excluding any potential patent term extension or adjustment.

Hepatitis B—ALG‑000184 and additional potential drug candidates

We own a patent family that includes 3 applications pending across multiple jurisdictions (including the United States), and have claims directed to composition of matter, including ALG‑000184 (our lead CAM molecule), pharmaceutical composition and method of use claims. This patent family also includes claims directed to combination treatment with our lead molecule with other modes of action drugs and drug candidates directed against CHB. The U.S. application, if issued, is projected to expire in April 2040, excluding any potential patent term extension or adjustment.

Hepatitis B—ALG‑020572 and additional potential drug candidates

We own a patent family that includes 3 patent applications pending across multiple jurisdictions (including the United States), and have claims to compositions of matter, including ALG‑020572, our lead ASO candidate, and methods of use. This patent family also discloses combination therapies with our lead molecule. Any patent that issues from such non-provisional applications in this patent family is projected to expire in May 2040, excluding any potential patent term extension or patent term adjustment.

Hepatitis B—ALG‑125755 and additional potential drug candidates

We own a patent family that includes 2 U.S. provisional application, and have claims to compositions of matter, including ALG‑125755, our lead siRNA candidate, and methods of use. This patent family will also disclose combination therapies with our lead molecule. Any patent that issues from such non-provisional applications in this patent family is projected to expire in March 2041, excluding additional term from a potential patent term extension and/or patent term adjustment.

NASH—ALG‑055009 and additional potential drug candidates

We own a patent family that includes 3 applications across multiple jurisdictions, and have claims to compositions of matter, including ALG‑055009, our lead drug candidate for the treatment of NASH, and methods of use. This patent family also discloses combination therapies with our lead molecule. Any patent that issues from such non-provisional applications in this patent family is projected to expire in May 2040, excluding any potential patent term extension or patent term adjustment.

Discovery pipeline intellectual property

Hepatitis B

We own multiple families of applications that include claims to compositions of matter, pharmaceutical compositions and methods of use for the treatment of CHB with our additional drug candidates. This includes 4 U.S. non-provisional patent applications, 4 U.S. provisional patent applications, 5 PCT patent applications and 4 foreign patent applications in the small molecule space and 2 U.S. non-provisional patent applications, 1 U.S. provisional application, 2 PCT patent applications and 3 foreign patent applications in the oligonucleotide space. These patent families also disclose combination therapies with our drug candidates and other compounds for treating CHB. Any patent that issues from a non-provisional application in one of these patent families is projected to expire in 2040 to 2041, excluding any potential patent term extension or patent term adjustment.

NASH

We have filed 6 U.S. provisional applications that include claims to compositions of matter and methods of use with our additional drug candidates for the treatment of NASH. These U.S. provisional applications also disclose combination therapies with our drug candidates and other compounds for treating NASH. Any patent that issues from a non-provisional application claiming priority to this U.S. provisional application is projected to expire in 2041, excluding any potential patent term extension or patent term adjustment.

Coronaviruses

We have filed 13 provisional U.S. patent applications that include claims to compositions of matter, pharmaceutical compositions and methods of use for treating coronaviruses. This includes multiple applications covering both small molecule and oligonucleotide approaches. These patent families also include disclosure relating to combination therapy strategies for treating coronaviruses. Any patent that issues from a non-provisional patent application claiming priority to one or more of these U.S. provisional applications is projected to expire in 2041, excluding any potential patent term extension or patent term adjustment.

With respect to both our licensed and our owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any current patents or any patents that may be granted to us in the future will be commercially useful in protecting our platforms and drug candidates and the methods used to manufacture them. Moreover, the time required for development, testing and regulatory review of our candidate drug candidates may shorten the length of effective patent protection following commercialization. If we do obtain any patents for our drug candidates, the term of such patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. In the United States, the patent term of a patent that covers an FDA approved drug or biologic may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time that the drug or biologic is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug or biologic may be extended. Similar provisions are available in the EU and other foreign jurisdictions to extend the term of a patent that covers an approved drug or biologic. In the future, if our drug candidates receive FDA approval and if our patent applications relating to such drug candidates issue as patents, we expect to apply for patent term extensions where applicable on patents covering those drugs. We plan to seek patent term extensions to any of our future issued patents in any jurisdiction where these are available, however there is no guarantee that the applicable authorities, including FDA in the United States, will agree with our assessment of whether these extensions should be granted, and if granted, the length of these extensions. For this and other risks related to our proprietary technology, inventions, improvements, platforms and product candidates, see the section titled “Risk Factors—Risks related to intellectual property.”

Trademarks

Our trademark portfolio contains several trademark applications and registrations, including U.S. and foreign, as of December 31, 2020. The trademark portfolio includes the marks ALIGOS and STOPS. The mark STOPS is registered in Australia and the EU and is pending in the United States and Japan. The mark ALIGOS is registered in the United States, the EU and Japan.

Government regulation and product approval

Government regulation

The FDA and other regulatory authorities at the federal, state, and local level, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, marketing and promotion, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products, such as those we are developing. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. drug regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (the FDCA), and its implementing regulations. FDA approval is required before any new unapproved drug can be marketed in the United States. Drugs are also subject to other federal, state and local statutes and regulations. Failure to comply with applicable FDA or other requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA clinical holds, refusal to approve pending applications, withdrawal of an approval, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

The process required by the FDA before drug candidates may be marketed in the United States generally involves the following:

•	completion of nonclinical laboratory tests and animal studies, where all supporting safety and toxicity studies are performed in accordance with the FDA’s Good Laboratory Practice (GLP) regulations;
•

submission to the FDA of an investigational new drug application (IND), which must become effective before human clinical trials may begin and must be updated annually or when significant changes are made;

•	approval by an independent institutional review board (IRB), representing each clinical site before a clinical trial may be initiated;
•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practice (GCP) regulations to establish the safety and efficacy of the product candidate for each proposed indication;

•	preparation of and submission to the FDA of a new drug application (NDA);
•	a determination by the FDA within 60 days of its receipt of an NDA to file the application for review;
•	satisfactory completion of an FDA advisory committee review, if applicable;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility(ies) where the product is manufactured to assess compliance with current good manufacturing practice (cGMP) regulations, and of selected clinical investigation sites to assess compliance with GCP; and

•	FDA review and approval of an NDA to permit commercial marketing of the product for its particular labeled uses in the United States.

Nonclinical and clinical studies

The nonclinical and clinical testing process can take many years and the actual time required to obtain approval, if any, may vary substantially based upon the type, complexity and novelty of the drug or condition being treated.

Nonclinical tests include laboratory (in vitro) evaluation of drug chemistry, formulation and toxicity, as well as animal (in vivo) studies to assess the characteristics and potential safety and efficacy of the drug candidate. The conduct of nonclinical studies that provide safety and toxicological information must comply with federal regulations and requirements, including GLPs. The results of nonclinical studies are submitted to the FDA as part of an IND along with other information, including information about drug CMC and any available human data or literature to support use of the drug in humans. Long-term nonclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

The central focus of an IND submission is on the general investigational plan and the protocol(s) for human studies. An IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA unless, before that time, the FDA raises concerns or questions related to the proposed clinical trials. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before clinical trials can begin.

For each successive clinical trial conducted with the investigational drug, a separate, new protocol submission to an existing IND must be made, along with any subsequent changes to the investigational plan. Sponsors are also subject to ongoing reporting requirements, including submission of IND safety reports for any serious adverse experiences associated with use of the investigational drug or findings from nonclinical studies suggesting a significant risk for human subjects, as well as IND annual reports on the progress of the investigations conducted under the IND.

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for participation in each clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the efficacy criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Additionally, approval must also be obtained from each clinical trial site’s IRB before a trial may be initiated at the site, and the IRB must monitor the trial until completed. Sponsors of clinical trials generally must register and report ongoing clinical trials and clinical trial results to public registries, including the website maintained by the U.S. National Institutes of Health, ClinicalTrials.gov.

For purposes of NDA approval, human clinical trials are typically divided into three or four phases. Although the phases are usually conducted sequentially, they may overlap or be combined.

•

Phase 1.    The drug is initially introduced into healthy human subjects or into patients with the target disease or condition. These studies are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the drug in humans, the side effects associated with increasing doses, and if possible, to gain early evidence of effectiveness.

•

Phase 2.    The drug is administered to a limited patient population to evaluate tolerance and optimal dose, identify possible adverse side effects and safety risks, and preliminarily evaluate efficacy. Multiple Phase 2 trials may be conducted to obtain additional data prior to beginning Phase 3 trials.

•

Phase 3.    The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites to generate enough data to statistically evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the investigational drug and to provide an adequate basis for drug approval.

•

Phase 4.    In some cases, the FDA may condition approval of an NDA for a drug candidate on the sponsor’s agreement to conduct additional clinical trials after approval. In other cases, a sponsor may voluntarily conduct additional clinical trials after approval to gain more information about the drug. Such post-approval trials are typically referred to as Phase 4 clinical trials.

The FDA, the IRB or the clinical trial sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. The sponsor may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate.

Concurrent with clinical trials, companies may complete additional in vivo studies and develop additional information about the characteristics of the drug candidate. Companies must also finalize a process for manufacturing the drug in commercially applicable quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug and, among other things, must use validated methods for testing the drug against specifications to confirm its identity, strength, quality and purity. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the drug does not undergo unacceptable deterioration over its shelf life.

Submission of an NDA to the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development and testing are submitted to the FDA in the form of an NDA requesting approval to market the drug for one or more indications. The submission of an NDA requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies.

An NDA must include all relevant data available from pertinent nonclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the drug’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of the drug for a specific use, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the drug to the satisfaction of the FDA.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with the additional information and is subject to payment of additional user fees. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. Under applicable Prescription Drug User Fee Act (PDUFA) performance goals, the FDA endeavors to review NDAs for drugs containing new molecular entities within ten months of the 60-day filing date under standard review or within six months of the 60-day filing date under priority review.

The FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the drug is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the drug within required specifications. Additionally, the FDA will typically inspect one or more clinical sites to assure that relevant trial data was obtained in compliance with GCP requirements.

After the FDA evaluates the NDA and conducts inspections of manufacturing facilities, it may issue an approval letter or a complete response letter. A complete response letter indicates that the review cycle of the application is complete, and the application is not ready for approval. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA may ultimately decide that an application does not satisfy the regulatory criteria for approval. If, or when, the deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the application, the FDA will issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

As a condition of NDA approval, the FDA may require a Risk Evaluation and Mitigation Strategy (REMS) program to help ensure that the benefits of the drug outweigh its risks. If the FDA determines a REMS program is necessary, the drug sponsor must develop and submit a REMS as part of its NDA prior to approval. A REMS program may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate healthcare providers of the drug’s risks, or other elements to assure safe use, such as limitations on who may prescribe or dispense the drug, dispensing only under certain circumstances, special monitoring and the use of patient registries. In addition, all REMS programs must include a timetable to periodically assess the strategy following implementation.

Further, the FDA may require substantial post-approval testing and surveillance as a condition of NDA approval to monitor the drug’s safety and efficacy, and the FDA has the authority to prevent or limit further marketing of a product based on the results of these post-marketing programs. Once granted, product approvals may be withdrawn if compliance with regulatory requirements is not maintained or problems are identified following initial marketing. Moreover, changes to the conditions established in an approved application, including changes in indications, labeling or manufacturing processes or facilities may require submission and FDA approval of a new NDA or NDA supplement before the changes can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that supporting the original approval, and the FDA uses similar procedures in reviewing supplements as it does in reviewing original applications.

Expedited development and review programs

The FDA offers a number of expedited development and review programs for qualifying drugs, one or more of which may be available for our current or future drug candidates.

New drug candidates are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the drug and the specific indication for which it is being studied. The sponsor of a fast track drug candidate has opportunities for frequent interactions with the review team during drug development and, once an NDA is submitted, the drug candidate may be eligible for priority review. A fast track drug candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

A drug candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A drug candidate can receive breakthrough therapy designation if preliminary clinical evidence indicates that the drug candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the drug candidate, including involvement of senior managers.

After an NDA is submitted for a drug candidate, including a drug candidate with a fast track designation and/or breakthrough therapy designation, the NDA may be eligible for priority review. An NDA is eligible for priority review if it has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition compared to marketed products. Depending on whether a drug candidate contains a new molecular entity, priority review designation means the FDA’s goal is to take an action on the marketing application within six to eight months of the 60-day filing date, compared with ten to twelve months under standard review.

Additionally, drug candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the drug candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical trials to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. In addition, the FDA currently requires, as a condition for accelerated approval, pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the drug.

Orphan drug designation

We may pursue orphan drug designation for one or more of our current or future drug candidates, as appropriate, with the potential to obtain orphan drug exclusivity for our products, if approved.

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

If a drug that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the drug is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the drug with orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the drug to meet the needs of patients with the rare disease or condition.

Under the Pediatric Research Equity Act, certain NDAs and certain supplements to an NDA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The Food and Drug Administration Safety and Innovation Act amended the FDCA to require that a sponsor who is planning to submit an NDA for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan (iPSP), within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of a Phase 3 or Phase 2/3 study. The iPSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the iPSP. A sponsor can submit amendments to an agreed-upon iPSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials and/or other clinical development programs.

A drug product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

Post-approval requirements

Once an NDA is approved, a drug will be subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to drug listing and registration, recordkeeping, periodic reporting, product sampling and distribution, adverse event reporting and advertising, marketing and promotion. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. While physicians may prescribe for off-label uses, manufacturers may only promote for the approved indications and in accordance with the provisions of the approved label. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

After approval, most changes to the approved drug, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which FDA assesses an annual program fee for each drug identified in an approved NDA. In addition, quality-control, drug manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced and announced inspections by the FDA and these state agencies, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon manufacturers and their subcontractors, if applicable. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA may withdraw approval of a drug if compliance with regulatory requirements is not maintained or if problems occur after the drug reaches the market. Later discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of a drug, complete withdrawal of the drug from the market or drug recalls;
•	fines, warning or untitled letters or holds on post-approval clinical studies;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing drug approvals;
•	drug seizure or detention, or refusal of the FDA to permit the import or export of drugs; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA may also require post-approval studies and clinical trials if the FDA finds that scientific data, including information regarding related drugs, deem it appropriate. The purpose of such studies would be to assess a known serious risk or signals of serious risk related to the drug or to identify an unexpected serious risk when available data indicate the potential for a serious risk. The FDA may also require a labeling change if it becomes aware of new safety information that it believes should be included in the labeling of a drug.

International regulation

In addition to regulations in the United States, we are subject to certain and could become subject to a variety of additional foreign regulations regarding development, approval, commercial sales and distribution of our drugs if we seek to market our drugs (if approved) in other jurisdictions. Whether or not we obtain FDA approval for a drug candidate, we must obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the drug in those countries. The approval process varies from country to country and can involve additional drug testing and additional review periods, and the time may be longer or shorter than that required to obtain FDA approval. The requirements governing, among other things, the conduct of clinical trials, drug licensing, pricing and reimbursement vary greatly from country to country. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. If we fail to comply with applicable foreign regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, drug recalls, seizure of drugs, operating restrictions and criminal prosecution.

Other U.S. healthcare laws and compliance requirements

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. In the United States, such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, price reporting, and transparency laws and regulations regarding payments and other transfers of value made to physicians and other healthcare providers. Violation of any of such laws or any other governmental regulations that apply may result in significant penalties, including, without limitation, administrative civil and criminal penalties, damages, disgorgement fines, additional reporting requirements and oversight obligations, contractual damages, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and imprisonment.

Pharmaceutical coverage, pricing and reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any drug candidates for which we or our collaborators obtain regulatory approval. In the United States and markets in other countries, sales of any drugs for which we or our collaborators receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage, and establish adequate reimbursement levels for such drug products.

In the United States, third-party payors include federal and state healthcare programs, government authorities, private managed care providers, private health insurers, and other organizations. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical drug products and medical services, in addition to questioning their safety and efficacy. Such payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. We or our collaborators may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our drugs, in addition to the costs required to obtain the FDA approvals. Nonetheless, our drug candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product.

Moreover, the process for determining whether a third-party payor will provide coverage for a drug product may be separate from the process for setting the price of a drug product or for establishing the reimbursement rate that such a payor will pay for the drug product. For drugs administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the drug itself or the treatment for which the drug is used may not be available, which may impact physician utilization. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development.

Different pricing and reimbursement schemes exist in other countries. In Europe, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which drugs may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular drug candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new drugs. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any drug candidates for which we or our collaborators receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more drug candidates for which we or our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services, implementing reductions in Medicare and other healthcare funding and applying new payment methodologies. For example, in March 2010, the Affordable Care Act was enacted, which affected existing government healthcare programs and resulted in the development of new programs.

Among the Affordable Care Act’s provisions of importance to the pharmaceutical industry, in addition to those otherwise described above, are the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for most branded and generic drugs,

respectively, and a cap on the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price (AMP);
•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals, including individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the Affordable Care Act. For example, the TCJA was enacted, which included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the Affordable Care Act are invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing this case, although it is unclear how the Supreme Court will rule. It is also unclear how other efforts, if any, to challenge, repeal or replace the Affordable Care Act will impact the law.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has also been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which has resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives to control drug costs.

We anticipate that these new laws will result in additional downward pressure on coverage and the price that we receive for any approved drug, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs (if approved). In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition, and results of operations.

Data privacy and security

We may also be subject to federal, state and foreign data privacy and security laws and regulations. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. The Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and regulations implemented thereunder, impose requirements relating to the privacy, security and transmission of individually identifiable health information on certain health care providers, health plans and health care clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by U.S. Department of Health & Human Services (HHS), may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Further, entities that knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA may be subject to criminal penalties.

Even when HIPAA does not apply, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5 of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. By way of example, California recently enacted the California Consumer Privacy Act (CCPA), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA became effective on January 1, 2020, and the California Attorney General may bring enforcement actions for violations beginning July 1, 2020. Further, the California Privacy Rights Act (CPRA) recently passed in California, which will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data privacy agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial conditions.

We also are or will become subject to privacy laws in the jurisdictions in which we sell or market our products or run clinical trials. For example, in the EU we are subject to the EU General Data Protection Regulation (GDPR) in relation to our collection, control, processing, and other use of personal data (i.e. data relating to an identifiable living individual). We process personal data in relation to participants in our clinical trials in the European Economic Area (EEA), including the health and medical information of these participants. The GDPR is directly applicable in each EU and EEA Member State, however, it provides that EU and EEA Member States may introduce further conditions, including limitations which could limit our ability to collect, use and share personal data (including health and medical information), or could cause our compliance costs to increase, ultimately having an adverse impact on our business. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and implement policies as part of its mandated privacy governance framework. It also requires data controllers to be transparent and disclose to data subjects (in a concise, intelligible and easily accessible form) how their personal information is to be used, imposes limitations on retention of personal data; defines pseudonymized (i.e., key-coded) data; introduces mandatory data breach notification requirements; and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. We are also subject to EEA rules with respect to cross-border transfers of personal data out of the EEA. Recent legal developments in the EU have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States. On July 16, 2020, the Court of Justice of the European Union (CJEU) invalidated the EU-US Privacy Shield Framework (the Privacy Shield) under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy, subject to certain conditions, of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism), future regulatory guidance could result in changes to the use of standard contractual clauses. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we operate and the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

We are subject to the supervision of local data protection authorities in those EU jurisdictions where we are subject to the GDPR, and we maintain an office in Belgium, which has its own set of stringent privacy and data protection laws and regulations. Fines for certain breaches of the GDPR are significant: up to the greater of €20 million or 4% of total global annual turnover. Further, from January 1, 2021, companies have to comply with the GDPR and also the United Kingdom GDPR (UK GDPR), which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Currently there is a four to six-month grace period agreed in the EU and United Kingdom Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. However, it is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from EU member states to the United Kingdom long term without additional measures. These changes may lead to additional compliance costs and could increase our overall risk. In addition to the foregoing, a breach of the GDPR or other applicable privacy and data protection laws and regulations could result in regulatory investigations, reputational damage, orders to cease / change our use of data, enforcement notices, or potential civil claims including class action type litigation.

Employees and human capital resources

As of December 31, 2020, we had 74 full-time employees, including 58 employees engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

Corporate information

We were founded in February 2018 as a Delaware corporation. Our principal executive offices are located at One Corporate Dr., 2nd Floor, South San Francisco, California 94080, and our telephone number is (800) 466-6059.

Our website address is www.aligos.com. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document or any other document that we file with or furnish to the SEC.  The SEC maintains a site on the worldwide web that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. Many of the following risks and uncertainties are, and will be, exacerbated by the coronavirus pandemic (COVID-19) and any worsening of the global business and economic environment as a result. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market value of our common stock.

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

Since inception, we have incurred significant net losses. Our net losses were $108.5 million for the year ended December 31, 2020 and $52.3 million for the year ended December 31, 2019. As of December 31, 2020, we had a total stockholders’ equity of $220.0 million. We have funded our operations to date primarily with proceeds from the sale of common stock, preferred stock and convertible notes. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our drug candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Even if one or more of the drug candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved drug candidate. Our expenses could increase beyond expectations if we are required by the U.S. Food and Drug Administration (the FDA), the European Medicines Agency (the EMA), or other regulatory agencies to perform clinical trials or studies in addition to those that we currently anticipate. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

We will require substantial additional financing to achieve our goals, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

Our operations have consumed substantial amounts of cash since our inception. Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our initial nonclinical and clinical drug candidates. Nonclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of December 31, 2020, we had cash, cash equivalents and investments of $243.5 million. In October 2020, we issued an aggregate of 3,569,630 shares of our Series B-2 redeemable convertible preferred stock in the second tranche of our Series B convertible preferred stock financing for aggregate proceeds to us of $40.0 million. In addition, we have received net proceeds of $151.4 million from the sale of an aggregate of 11,150,000 shares of our common stock on October 20, 2020 and on November 5, 2020 as part of our IPO. We expect to continue to spend substantial amounts to continue the nonclinical and clinical development of our current and future programs. If we are able to gain marketing approval for drug candidates that we develop, we will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate we develop.

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
•

the timing and amount of any milestone, royalty or other payments due under any current or future collaboration or license agreement, including our existing license agreements with Emory University (Emory) and Luxna Biotech Co., Ltd. (Luxna);

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

Our business could be materially adversely affected by the effects of health pandemics or epidemics, including the current outbreak of COVID-19, which the World Health Organization declared a global pandemic and which has prompted severe lifestyle and commercial restrictions aimed at reducing the spread of the disease. In March 2020, the San Francisco Bay Area counties issued a joint shelter-in-place order, which was subsequently followed by a California state-wide shelter order, and other state and local governments implemented similar orders which, among other things, directed individuals to shelter at their places of residence, directed businesses and governmental agencies to cease non-essential operations at physical locations, prohibited certain non-essential gatherings, and ordered cessation of non-essential travel. As a result of these developments, we implemented work-from-home policies for most of our employees. While modified from time to time since March 2020, the California state-wide order has no current expiration date, and Californians continue to be directed to stay at home except to go to an essential job or to shop for essential needs. The state-wide shelter order, the local shelter-in-place orders implemented by San Mateo County and any other San Francisco Bay Area counties, government-imposed quarantines and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions, the potential impact of changing government orders in response to upticks in COVID-19 cases and other limitations on our ability to conduct our business in the ordinary course. Although we do not anticipate any impacts to our clinical programs, these and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition in the future.

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

Our clinical development efforts across our drug candidates are in an early stage. In August 2020 and October 2020, we initiated clinical trials for our most advanced drug candidates, ALG‑010133 and ALG‑000184, respectively, in New Zealand. Our other programs are in the discovery or nonclinical development stage. We have invested substantially all of our efforts and financial resources in the identification of targets and nonclinical development of therapeutics to address hepatological indications and viral diseases. However, the biology of these indications and diseases is complex and not completely understood, and our current and future drug candidates may never achieve expected or functional levels of efficacy or achieve an acceptable safety profile. Our use of clinically validated targets to pursue treatments of these indications and diseases does not guarantee efficacy or safety or necessarily reduce the risk that our current or future drug candidates will not achieve expected or functional levels of efficacy or achieve an acceptable safety profile.

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

As an organization, we have not yet completed any clinical trials for any of our drug candidates. Each of our lead drug candidates, ALG‑010133 and ALG‑00184, is currently being evaluated in Phase 1 clinical trials in New Zealand and has been approved to commence Phase 1 clinical trials in Hong Kong and Moldova. As a company, we have limited experience in preparing, submitting and prosecuting regulatory filings. Specifically, we have not previously submitted a new drug application (NDA) to the FDA or similar approval filings to a comparable foreign regulatory authority for any drug candidate. An NDA or other relevant regulatory filing must include extensive nonclinical and clinical data and supporting information to establish that the drug candidate is safe and effective for each desired indication. The NDA or other comparable regulatory filing must also include significant information regarding the chemistry, manufacturing and controls for the product. We have had limited interactions with the FDA and cannot be certain how many clinical trials of any of our drug candidates will be required or whether the FDA will agree with the design or implementation of our clinical trials. In addition, we cannot be certain that our current or future drug candidates will be successful in clinical trials such that the information contained in an NDA or comparable regulatory filing would support approval, and thus we cannot guarantee that any of our drug candidates will receive regulatory approval. Further, even if our current or future drug candidates are successful in clinical trials, such candidates may not receive regulatory approval. If we do not receive regulatory approvals for current or future drug candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approval to market a drug candidate, our revenue will depend, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights, as well as the availability of competitive products, third-party reimbursement and adoption by physicians.

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

•	acceptance of investigational new drug applications (INDs), CTAs and/or similar applications in other jurisdictions for our planned and future clinical trials;
•	whether we are required by the FDA or a comparable foreign regulatory agency to conduct additional clinical trials or other studies beyond those planned to support approval of our drug candidates;
•	successful enrollment and completion of clinical trials;
•	successful data from our clinical program that supports an acceptable risk-benefit profile of our drug candidates in the intended populations;
•	receipt and maintenance of marketing approvals from applicable regulatory authorities;
•	establishing agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if our drug candidates are approved;
•

our ability, and the ability of any third parties with whom we contract, to remain in good standing with regulatory agencies and develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices (cGMPs);

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

In order to obtain approval from the FDA and other major regulatory agencies in non-U.S. countries to market a new drug candidate, we must demonstrate proof of safety and efficacy in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a drug candidate, we must complete extensive nonclinical studies that support our planned INDs or CTAs in the United States and other countries. At this time, we have two drug candidates being evaluated in Phase 1 clinical trials in New Zealand, ALG‑010133 and ALG‑000184, which candidates have also been approved to commence Phase 1 clinical trials in Hong Kong and Moldova. The rest of our programs are in nonclinical research or earlier stages of development, including our other chronic hepatitis B (CHB) drug candidates, our nonalcoholic steatohepatitis (NASH) drug candidate and our coronavirus drug candidates. We cannot be certain of the timely completion or outcome of our nonclinical studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our nonclinical studies will ultimately support further development of our programs. In addition, the FDA may decline to accept the data we obtain from foreign clinical studies in support of an IND or NDA in the United States, which may require us to repeat or conduct additional nonclinical studies or clinical trials that we did not anticipate in the United States. As a result, we cannot be sure that we will be able to submit INDs in the United States, or CTAs or similar applications in other jurisdictions, on the timelines we expect, if at all, and we cannot be sure that submission of INDs, CTAs or similar applications will result in the FDA or other regulatory authorities allowing additional clinical trials to begin.

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

•	inability or failure by us or third parties to comply with regulatory requirements, including the requirements of good laboratory practice (GLP);
•	inability to generate sufficient nonclinical or other in vivo or in vitro data to support the initiation of clinical studies;
•	delays in reaching a consensus with regulatory agencies on study design and obtaining regulatory authorization to commence clinical trials;
•	obtaining sufficient quantities of our drug candidates for use in nonclinical studies and clinical trials from third-party suppliers on a timely basis;
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

We may experience delays in completing our clinical trials and initiating or completing additional clinical trials. We may also experience numerous unforeseen events prior to, during, or as a result of our nonclinical studies or clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the drug candidates we develop, including:

•	regulators, Institutional Review Boards (IRBs) or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations (CROs);
•	the number of patients required for clinical trials may be larger than we anticipate;
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

Further, we are currently conducting a clinical trial for each of ALG‑010133 and ALG‑000184 in New Zealand and each of such candidates has been approved to commence clinical trials in Hong Kong and Moldova.  We may also in the future conduct clinical trials for ALG‑010133, ALG‑00184 and other drug candidates in other countries and territories, including South Korea, the United Kingdom, and China, which presents additional risks that may delay completion of our clinical trials. These risks include the possibility that we could be required to conduct additional nonclinical studies before initiating any clinical trials, may be unable to enroll and retain patients as a result of differences in healthcare services, research guidelines or cultural customs, or may face additional administrative burdens associated with comparable foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

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

Specifically, the clinical trial sites for our current and future planned drug trials, including for ALG‑010133 and ALG‑000184, may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward COVID-19 efforts, travel or quarantine restrictions imposed by national, federal, state or local governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. Some of our third-party manufacturers we use for the supply of materials for drug candidates or other materials necessary to manufacture product to conduct clinical trials are located in countries affected by COVID-19, and, should they experience disruptions such as temporary closures or suspension of services, we would likely experience delays in advancing these trials.

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

For example, in June 2020, we entered into a Research, Licensing and Commercialization Agreement (the KU Leuven Agreement) with Katholieke Universiteit Leuven (KU Leuven) under which we are collaborating with KU Leuven’s Rega Institute for Medical Research, as well as its Centre for Drug Design and Discovery, to research, develop, manufacture and commercialize potential protease inhibitors for the treatment of coronaviruses, including SARS-CoV-2. We are in the earliest stages of our collaboration under the KU Leuven Agreement. The KU Leuven Agreement may not result in a therapy that successfully treats SARS-CoV-2. Further, if the KU Leuven Agreement does result in such a therapy, the therapy may not be developed and commercialized in a timely manner.

We are also committing significant financial resources and personnel to the development of potential therapies for COVID-19, which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of COVID-19 as a global health concern. COVID-19 may be substantially eradicated prior to our development of a successful therapy or a vaccine may be developed that is highly efficacious and widely adopted, reducing or eliminating the need for therapies to treat the disease. For instance, the Pfizer/BioNTech BNT162b2, the adenovirus type 26 (Ad26) vaccine by Janssen Pharmaceutical Companies of Johnson & Johnson, and Moderna mRNA-1273 COVID-19 vaccines have been authorized for emergency use and are in the process of being widely being administered in various countries throughout the world which could adversely impact the need for our potential COVID-19 therapies. Further, while we hope to develop potential therapies that are effective against other or future coronaviruses, in addition to SARS-CoV-2, we cannot be certain this will be the case. If our potential therapies are not effective against other or future coronaviruses, the value and/or sales potential of our therapies will be reduced or eliminated. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our potential therapies, if developed, may not be partially or fully effective, and may ultimately prove unsuccessful or unprofitable. Furthermore, there are no assurances that our therapy will be approved for inclusion in government stockpile programs, which may be material to the commercial success of any approved coronavirus-related drug candidate, either in the United States or abroad.

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

In addition, another party may be successful in producing a more efficacious therapy for COVID-19 or a therapy with a more convenient or preferred route of administration or in producing a therapy in a more timely manner, which may lead to the diversion of funding away from us and toward other companies or lead to decreased demand for our potential therapies. Further, other therapies that are more affordable than our potential therapies may be used to treat COVID-19, including existing generic drugs, which could also hurt the funding of and demand for our potential therapies. In addition to BioNTech SE (together with Pfizer Inc.), Moderna, Inc. and Janssen Pharmaceutical Companies of Johnson & Johnson, there are efforts by several other public and private entities to develop a therapy or vaccine for COVID-19, including Alexion Pharmaceuticals Inc., Atea Pharmaceuticals, Inc. (together with Roche), Incyte Corporation, Sanofi S.A., Regeneron Pharmaceuticals, Inc., Amgen Inc. (together with Adaptive Biotechnologies Corporation), Abcellera Biologics, Inc. (together with Eli Lilly and Company), Vir Biotechnology, Inc. (together with Alnylam Pharmaceuticals, GSK, Biogen Inc. and WuXi Biologics Ltd.), Altimmune, Inc., AstraZeneca PLC (together with Oxford University), GlaxoSmithKline (GSK) (together with Sanofi S.A.), Heat Biologics, Inc., Inovio Pharmaceuticals, Inc., Merck (together with Ridgeback Bio), Novavax, Inc., Regeneron Pharmaceuticals Inc., Synairgen, Takeda, and Vaxart, Inc., many of which are further along in the development process than we are. These other entities may be more successful at developing, manufacturing or commercializing a therapy for COVID-19, especially given that several of these other organizations are much larger than we are and have access to larger pools of capital, including U.S. government funding, and broader manufacturing infrastructure. The success or failure of other entities, or perceived success or failure, may adversely impact our ability to obtain any future funding for our development and manufacturing efforts or to ultimately commercialize a therapy for COVID-19, if approved.

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

The FDA has the authority to grant an Emergency Use Authorization (EUA) to allow unapproved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when, based on the totality of scientific evidence, there is evidence of effectiveness of the medical product, and there are no adequate, approved, and available alternatives. For instance, the FDA granted an EUR for each of the COVID-19 vaccines developed by Pfizer/BioNTech, Moderna and Janssen Pharmaceutical Companies of Johnson & Johnson. Depending on the outcomes of our planned nonclinical and initial clinical testing for our proposed COVID-19 therapies, we may seek an EUA for one or more of our drug candidates for use in the ongoing public health emergency, which would permit us to commercialize a drug candidate prior to FDA approval of an NDA. However, commercialization under an EUA is permitted only during the underlying public health emergency (as declared by the Secretary of the Department of Health and Human Services), meaning that once the emergency declaration is terminated, we would be required to obtain NDA approval to continue marketing the product. Furthermore, the FDA may revoke an EUA based on a determination that the product no longer satisfies the criteria for issuance of an EUA—for example, if there is no longer evidence of effectiveness of the product or there are other adequate, approved alternatives. Accordingly, we cannot predict how long, if at all, an EUA for any of our drug candidates may remain in place. Any termination or revocation of an EUA (if any) for one of our drug candidates could adversely impact our business in a variety of ways, including if one of our COVID-19 drug candidates is not yet approved by the FDA and if we and our manufacturing partners have invested in the supply chain to provide one of our COVID-19 drug candidates under an EUA.

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

If any of our drug candidates receives marketing approval and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could occur, including:

•	regulatory authorities may withdraw their approval of the product;
•	we may be required to recall a product or change the way such product is administered to patients;
•	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;
•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
•	we may be required to implement a Risk Evaluation and Mitigation Strategy (REMS) or create a Medication Guide outlining the risks of such side effects for distribution to patients;
•	we could be sued and held liable for harm caused to patients;
•	the product may become less competitive; and
•	our reputation may suffer.

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

Approval of a drug candidate in the United States by the FDA does not ensure approval of such drug candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. Sales of our drug candidates outside the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a drug candidate, comparable foreign regulatory authorities also must approve the manufacturing and marketing of the drug candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional nonclinical studies or clinical trials. In many countries outside the United States, a drug candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for any drug candidates, if approved, is also subject to approval. Obtaining approval for our drug candidates in the European Union (the EU) from the European Commission following the opinion of the EMA, if we choose to submit a marketing authorization application there, would be a lengthy and expensive process. Even if a drug candidate is approved, the EMA may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. Approval of certain drug candidates outside of the United States, particularly those that target diseases that are more prevalent outside of the United

States, will be particularly important to the commercial success of such drug candidates. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our drug candidates in certain countries.

Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. For example, we are conducting our initial clinical trials for ALG‑010133 and ALG‑000184 in New Zealand and plan to conduct additional clinical trials in several other countries and territories within the Asia Pacific and/or Europe, including South Korea, Hong Kong, Moldova, the United Kingdom, and China, and our conduct of the trials must satisfy specific requirements in order for the FDA to accept the data in support of an IND or NDA in the United States. Further, any regulatory approval for our drug candidates may be withdrawn. If we fail to comply with the applicable regulatory requirements, our target market will be reduced and our ability to realize the full market potential of our drug candidates will be harmed and our business, financial condition, results of operations and prospects could be harmed.

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

There are a number of companies developing or marketing treatments for CHB, including Roche Holding AG (Roche), Gilead, Bristol-Myers Squibb Company, Arbutus Biopharma Corporation, Dicerna Pharmaceuticals, Inc. (together with Roche), Ionis Pharmaceuticals, Inc. (together with GSK), Arrowhead Pharmaceuticals, Inc. (together with Janssen Pharmaceuticals Company (Janssen)), Vir Biotechnology, Inc. (together with Alnylam Pharmaceuticals, Inc.), Johnson & Johnson, Assembly Biosciences Inc., Enanta Pharmaceuticals, Altimmune, Inc., GSK, Janssen, Transgene SA, Dynavax Technologies, Inc., Merck and Replicor, Inc.

There are also companies developing or marketing treatments or vaccines for COVID-19, including Soliris by Alexion Pharmaceuticals Inc., Atea Pharmaceuticals, Inc. (together with Roche), Jakafi by Incyte Corporation, Kevzara by Sanofi S.A./Regeneron Pharmaceuticals, Inc., Amgen Inc. (together with Adaptive Biotechnologies Corporation), Abcellera Biologics, Inc. (together with Eli Lilly and Company), Vir Biotechnology, Inc. (together with GSK, Biogen Inc. and WuXi Biologics Ltd.), Altimmune, Inc., AstraZeneca PLC (together with Oxford University), BioNTech SE (together with Pfizer Inc.), GlaxoSmithKline plc (GSK) (together with Sanofi S.A.), Heat Biologics, Inc., Inovio Pharmaceuticals, Inc., Johnson & Johnson, Moderna, Inc., Novavax, Inc., Regeneron Pharmaceuticals Inc., and Vaxart, Inc. For example, BioNTech SE (together with Pfizer Inc.), Janssen Pharmaceutical Companies of Johnson & Johnson and Moderna Inc. have developed COVID-19 vaccines that have received authorization for emergency use and are being widely administered which may reduce or eliminate the need for our potential COVID therapies to treat the disease and therefore negatively impact the commercial opportunity therefor.

Furthermore, there are companies developing or marketing treatments for NASH, including AbbVie, Inc., AstraZeneca PLC/MedImmune LLC, Bristol-Myers Squibb Company, Eli Lilly and Company, FronThera US Pharmaceuticals LLC, Janssen, Merck, Novartis Pharmaceuticals Corporation (together with Pfizer, Inc.), Novo Nordisk A/S, Pfizer Inc., Roche, Sanofi S.A., Takeda Pharmaceutical Company Limited (together with HemoShear Therapeutics, LLC), 89bio, Inc., Akero Therapeutics, Inc., Blade Therapeutics, Inc., Cirius Therapeutics, Inc., Enanta Pharmaceuticals, Inc., Galectin Therapeutics Inc., Galmed Pharmaceuticals Ltd., Genfit SA, Gilead, Intercept Pharmaceuticals, Inc., Inventiva Pharma SA, Madrigal Pharmaceuticals, Inc., MediciNova, Inc., NGM Biopharmaceuticals, Inc., Pliant Therapeutics, Inc. (together with Novartis), Terns Pharmaceuticals, Inc. and Viking Therapeutics, Inc.

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

Under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments to the Federal Food, Drug, and Cosmetic Act (the FDCA), a pharmaceutical manufacturer may file an abbreviated new drug application (an ANDA) seeking approval of a generic version of an approved innovator product. Under the Hatch-Waxman Amendments, a manufacturer may also submit an NDA under section 505(b)(2) of the FDCA that references the FDA’s prior approval of the innovator product. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product. The Hatch-Waxman Amendments also provide for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA filing and review) of an ANDA or 505(b)(2) NDA. In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the FDA publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the Orange Book. If there are patents listed in the Orange Book for a product, a generic or 505(b)(2) applicant that seeks to market its product before expiration of the patents must include in their applications what is known as a “Paragraph IV” certification, challenging the validity or enforceability, or claiming non-infringement, of the listed patent or patents. Notice of the certification must be given to the patent owner and NDA holder and if, within 45 days of receiving notice, either the patent owner or NDA holder sues for patent infringement, approval of the ANDA or 505(b)(2) NDA is stayed for up to 30 months.

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

We entered into a License Agreement with Emory in June 2018 (the Emory License Agreement), and a License Agreement with Luxna in December 2018 and an amendment in April 2020 (as amended, the Luxna Agreement). Under the Emory License Agreement and Luxna Agreement, we are subject to significant obligations, including milestone payments, royalty payments, and certain other agreed-to costs. For more information regarding our license agreements, please see the section titled “Business—License agreements and collaborations” of this report. If these payments become due under the terms of either the Emory University License Agreement or Luxna Agreement, we may not have sufficient funds available to meet our obligations and our development efforts may be materially harmed. Furthermore, if we are forced to raise additional funds, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market drug candidates that we would otherwise develop and market ourselves.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Affordable Care Act (the ACA) was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs being covered under Medicare Part D.

Since its enactment, there have been judicial, executive and Congressional challenges to the ACA. By way of example, the Tax Cuts and Jobs Act of 2017 (the TCJA) was signed into law, which included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, commonly referred to as the individual mandate. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the TCJA. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, although it is unclear how the Supreme Court will rule. It is also unclear how other efforts, if any, to challenge, repeal or replace the ACA will impact the ACA or our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation and regulation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives to control drug costs. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers.

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

In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), which govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information provided to us by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Many states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, California recently enacted the CCPA, which became effective on January 1, 2020. The CCPA, among other things, requires new disclosures to California consumers and affords such consumers new abilities to access and delete their personal information, opt-out of certain sales of personal information and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase the frequency of data breach litigation. Further, the CPRA recently passed in California, which will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

We currently operate in countries outside of the United States, including Belgium and Australia, where laws may in some cases be more stringent than the requirements in the United States. For example, in Europe, the GDPR went into effect in May 2018 and imposes strict requirements for the collection, storage, use, disclosure, transfer and other processing of the personal data of individuals within the EEA. The GDPR applies extra-territorially under certain circumstances and imposes stringent requirements on controllers and processors of personal data, including, for example, requirements to obtain consent or other legal bases from individuals to process their personal data, provide robust disclosures to individuals, accommodate a set of individual data rights, provide data security breach notifications within 72 hours after discovering the breach, limit retention of personal information and apply enhanced protections to health data and other special categories of personal data. The GDPR also applies to pseudonymized data, which is defined as “the processing of personal data in such a way that the data can no longer be attributed to a specific data subject without the use of additional information,” and imposes additional obligations when we contract with third-party processors in connection with the processing of any personal data. The GDPR provides that EU and EEA member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data, which could limit our ability to use and share personal data, could cause our costs to increase and could harm our financial condition. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the EU and EEA member states may result in fines of up to €20 million or up to 4% of the total worldwide annual turnover of our preceding fiscal year, whichever is higher, and other administrative penalties. Further, from January 1, 2021, we have to comply with the GDPR and the UK GDPR, which, together, with the amended Data Protection Act 2018, retains the GDPR in UK national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Currently there is a four to six-month grace period agreed in the EU and United Kingdom Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. However, it is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from EU member states to the United Kingdom long term without additional measures. These changes may lead to additional costs and increase our overall risk exposure. Failure to comply with the GDPR and other countries’ privacy or data security-related laws, rules or regulations could result in material penalties imposed by regulators, affect our compliance with contracts entered into with our collaborators and other third-party payors, and have an adverse effect on our business and financial condition.

The GDPR further prohibits, without an appropriate legal basis, the transfer of personal data to countries outside of the EEA, such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States. For example, on July 16, 2020, the Court of Justice of the European Union (CJEU) invalidated the EU-US Privacy Shield Framework (the Privacy Shield) under which personal data could be transferred from the EEA to United States entities that had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy, subject to certain conditions, of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism), future regulatory guidance could result in changes to the use of standard contractual clauses.

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

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from cyber-attacks, computer hacks, theft, viruses, malicious software, phishing, employee error, denial-of-service attacks, unauthorized access and other security breaches that could jeopardize the performance of our software and computer systems, and could expose us to financial and reputational harm. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. While we have not to our knowledge experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our drug candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the development and commercialization of our future drug candidates could be delayed.

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

We are currently collaborating with third parties to develop certain of our potential drug candidates. For example, we are collaborating with the Rega Institute and Centre for Drug Design and Discovery at KU Leuven with respect to potential protease inhibitors for the treatment of coronaviruses, including SARS-CoV-2, with Emory University with respect to certain aspects of our small molecule CHB program and with Merck with respect to the discovery, research and development of oligonucleotides against a NASH target. In the future, we may form or seek strategic alliances, joint ventures, or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to drug candidates we develop.

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

We do not have the ability to independently conduct certain nonclinical studies and clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs, to conduct or otherwise support certain nonclinical studies and clinical trials for our drug candidates, including ALG‑010133 and ALG‑000184, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our nonclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our nonclinical studies or clinical trials, we could be subject to untitled and warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

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

Our future relationships with customers and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, transparency, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act (the FCA), which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any products for which we obtain marketing approval. In addition, we may be subject to transparency laws by the U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

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

•

the Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, such obligations will include payments and other transfers of value provided in the previous year to certain other healthcare professionals, including physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants and certified nurse-midwives;

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

Our success depends in significant part on our ability and the ability of our current or future collaborators and licensors to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to our drug candidates and technology and to operate our business without infringing, misappropriating, or otherwise violating the intellectual property rights of others. If we and our current or future collaborators and licensors are unable to obtain and maintain sufficient intellectual property protection for our drug candidates or other drug candidates that we may identify, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize drug candidates similar or identical to ours, and our ability to successfully commercialize our drug candidates and other drug candidates that we may pursue may be impaired. We do not own any issued patents with respect to our programs, including our CHB and NASH programs, and we do not own or in-license any issued patents with claims that specifically recite our ALG‑010133, ALG‑000184, ALG‑020572, ALG‑125097 and ALG‑055009 drug candidates, and we can provide no assurance that any of our current or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. We cannot be certain that there is no invalidating prior art of which we and the patent examiner are unaware or that our interpretation of the relevance of prior art is correct. For example, there are certain patents and patent applications (and there may be other patents and patent applications) that are owned by third parties, including our competitors, that have (or may have) an earlier filing date, and could be determined to have an earlier priority date, than our patent applications relating to our STOPS candidate, ALG‑010133. If a patent or patent application is determined to have an earlier priority date, it may prevent our patent applications from issuing at all or issuing in a form that provides any competitive advantage for our product candidates. Failure to obtain issued patents could have a material adverse effect on our ability to develop and commercialize our drug candidates. Even if our patent applications do issue as patents, third parties may be able to challenge the validity and enforceability of our patents on a variety of grounds, including that such third party’s patents and patent applications have an earlier priority date, and if such challenges are successful we may be required to obtain one or more licenses from such third parties, or be prohibited from commercializing our product candidates. We may not be able to obtain these licenses on acceptable or commercially reasonable terms, if at all, or these licenses may be non-exclusive, which could result in our competitors using the same intellectual property.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office (the USPTO), or become involved in opposition, derivation, revocation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others, or other proceedings in the USPTO or applicable foreign offices that challenge priority of invention or other features of patentability. An adverse determination in any such submission, proceeding or litigation could result in loss of exclusivity or ability to sell our products free from infringing the patents of third parties, patent claims being narrowed, invalidated or held unenforceable, in whole or in part, and limitation of the scope or duration of the patents directed to our drug candidates, all of which could limit our ability to stop others from using or commercializing similar or identical drug candidates or technology to compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drug candidates or approved products (if any) without infringing third-party patent rights. In addition, if the breadth or strength of the claims of our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future drug candidates, or could have a material adverse effect on our ability to raise funds necessary to continue our research programs or clinical trials. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

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

We have entered into licensing and collaboration agreements with third parties. If we fail to comply with our obligations in the agreements under which we license intellectual property rights to or from third parties, or these agreements are terminated, or we otherwise experience disruptions to our business relationships with our licensors or licensees, our competitive position, business, financial condition, results of operations and prospects could be harmed.

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

If we fail to comply with our obligations, including the obligation to make various milestone payments and royalty payments, under any of the agreements under which we license intellectual property rights from third parties, such as the Emory License Agreement or Luxna Agreement, the licensor may have the right to terminate the license. Under some of our in-license agreements, as a sublicensee, we may be obligated to comply with applicable requirements, limitations or obligations of our sublicensors to other third parties. For example, the Luxna Agreement includes rights that Luxna in-licensed from Osaka University (Osaka), which are in turn sublicensed to us. Prior to granting such rights to Luxna, Osaka granted certain rights to third parties and therefore the rights we in-license from Luxna are subject to such third-party rights. Although we understand that these rights granted to such third parties are for uses outside the scope of our business, license agreements are complex, subject to multiple interpretations and disputes may arise regarding scope of such licensed rights. Further, under the Luxna Agreement and other in-licenses under which we sublicense certain rights, we rely on Luxna and our other sublicensors to comply with their obligations under their upstream license agreements, where we may have no relationship with the original licensor of such rights. If our sublicensors fail to comply with their obligations under their upstream license agreements, and the upstream license agreements are consequently terminated, such termination may result in the termination of our sublicenses.

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

In addition, if our licensors fail to abide by the terms of the license, if the licensors fail to prevent infringement by third parties or if the licensed patents or other rights are found to be invalid or unenforceable, our business, competitive position, financial condition, results of operations and prospects could be materially harmed. For more information regarding our license agreements, see the section titled “Business—License agreements and collaborations” of this report.

If we are unable to obtain licenses from third parties on commercially reasonable terms or at all, our business could be harmed.

It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products (if approved), in which case we would be required to obtain a license from these third parties. The licensing of third-party intellectual property rights is a competitive area, and more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. More established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to license such technology, or if we are forced to license such technology on unfavorable terms, our business could be materially harmed. If we are unable to obtain a necessary license, we may be unable to develop or commercialize the affected drug candidates, which could materially harm our business, and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation. Even if we are able to obtain a license, it may be or become non-exclusive, thereby giving our competitors access to the same technologies licensed to us. For example, under the Emory License Agreement we currently have an exclusive license with respect to certain patents and a non-exclusive license with respect to certain of Emory’s specified know-how. Beginning in June 2022, the license to such patents will become non-exclusive with respect to all fields except for the treatment and prevention of HBV. For more information regarding our license agreements, see the section titled “Business—License agreements and collaborations” of this report. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

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

We are aware of certain third-party issued patents and pending patent applications, including those of our competitors, that, if issued with their current claim scope, may be construed to cover our drug candidates, including ALG‑055009, ALG‑125097 and ALG‑010133. In the event that any of these patents were asserted against us, we believe that we would have defenses against any such action, including that such patents are not valid. However, if any such patents were to be asserted against us and our defenses to such assertion were unsuccessful and alternative technology was not available or technologically or commercially practical, unless we obtain a license to such patents, we could be liable for damages, which could be significant and include treble damages and attorneys’ fees if we are found to willfully infringe such patents, and we could be precluded from commercializing any drug candidates that were ultimately held to infringe such patents.

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

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and our collaborators’ or licensors’ patent applications and the enforcement or defense of our or our collaborators’ or licensors’ issued patents. For example, assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act (the Leahy-Smith Act), enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications are prosecuted and may also affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to challenge the validity of a patent by USPTO-administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. The USPTO has developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, particularly the first inventor-to-file provisions. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our or our licensors’ patent applications and the enforcement or defense of our or our licensors’ issued patents. Similarly, statutory or judicial changes to the patent laws of other countries may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. All of the foregoing could harm our business, financial condition, results of operations and prospects.

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

As of December 31, 2020, we had 74 full-time employees, including 58 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our corporate headquarters and other facilities are located in the San Francisco Bay Area, which in the past has experienced both severe earthquakes and wildfires. We are also conducting our initial clinical trials for ALG‑010133 and ALG‑000184 in New Zealand, an area also known for earthquakes. We do not carry earthquake insurance, and as such we would have to pay the full amount of any resultant liability out of pocket, which could significantly impair our financial condition. In addition, earthquakes, wildfires or other natural disasters could severely disrupt our operations. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our enterprise financial systems or manufacturing resource planning and enterprise quality systems, that delayed our clinical trials, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business, results of operations, financial condition and prospects. Furthermore, integral parties in our supply chain are similarly vulnerable to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our business.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, certain disclosure obligations regarding executive compensation and the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year of our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

As of December 31, 2020, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 45.3% of our outstanding common stock (assuming all shares of non-voting common stock are converted into voting common stock in accordance with the terms of our amended and restated certificate of incorporation). As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

The dual class structure of our common stock may limit an investor’s ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Entities affiliated with or managed by Baker Brothers Life Sciences, L.P. hold an aggregate of 3,092,338 shares of our non-voting common stock (in addition to any shares of voting common stock acquired by such entities). Upon written notice, these entities could convert a portion of their shares of non-voting common stock into up to an aggregate of 4.99% of our shares of common stock. Upon 61 days’ prior written notice, these entities could convert all of their respective shares of non-voting common stock into shares of common stock, representing approximately 8.1% of the voting power of our outstanding common stock. Consequently, the exercise by holders of our non-voting common stock of their option to make this conversion will have the effect of increasing the relative voting power of such holders, and correspondingly decreasing the voting power of the holders of our common stock, which may limit an investor’s ability to influence corporate matters. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Exchange Act of 1934, as amended (the Exchange Act), and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

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

The lock-up agreements entered into in connection with our IPO will expire at the close of business on April 13, 2021. J.P. Morgan Securities LLC, Jefferies LLC and Piper Sandler & Co., in their sole discretion, may permit our equity holders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements. After the lock-up agreements expire, the shares of common stock will be eligible for sale in the public market. Approximately 14.5% of these additional shares are owned by directors, executive officers and other affiliates and will be subject to certain limitations of Rule 144 under the Securities Act.

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

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss (NOL) carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We performed an IRC Section 382 analysis in 2020 and determined there was an ownership change that resulted in Section 382 limitations. The ownership change limited our ability to utilize net operating losses against future taxable income but will not result in the expiration of any NOLs. We may in the future experience ownership changes as a result of changes in our stock ownership (some of which are not in our control). In addition, under current tax law, federal NOL carryforwards generated in periods after December 31, 2017, may be carried forward indefinitely but, in taxable years beginning after December 31, 2020, may only be used to offset 80% of our taxable income. For these reasons, our ability to utilize our NOL carryforwards and other tax attributes to reduce future tax liabilities may be limited.

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

General risk factors

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

The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union and ratified a trade and cooperation agreement governing its future relationship with the European Union.  The agreement, which is being applied provisionally from January 1, 2021 until it is ratified by the European Parliament and the Council of the European Union, addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things.  Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.

These developments, or the perception that any related developments could occur, have had and may continue to have a material adverse effect on global economic conditions and financial markets, and may significantly reduce global market liquidity, restrict the ability of key market participants to operate in certain financial markets or restrict our access to capital.  Any of these factors could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our common stock.

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, violations of which can have serious negative consequences for our business.

U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations (collectively, Trade Laws), prohibit, among other matters, companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, and reputational harm, among other consequences. We routinely have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations, and we expect our non-U.S. activities to increase in time. We plan to engage third parties for clinical trials and/or obtain necessary permits, licenses, patent registrations, and other regulatory approvals from such officials, employees and government agencies and affiliates and we may be held liable for any corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

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

As a public company, we are incurring significant legal, accounting and other expenses that we did not previously incur as a private company. We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of the IPO. We intend to take advantage of this legislation, but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. If our assumptions change or if actual circumstances differ from our assumptions, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our corporate headquarters are located in South San Francisco, California, where we lease and occupy approximately 39,000 square feet of office and laboratory space. The current term of our South San Francisco lease expires in March 2027, with an option to extend the term through March 2035.

We also have an office in Leuven, Belgium, where we lease and occupy approximately 5,400 square feet of office and laboratory space. The current term of our Leuven, Belgium lease expires in August 2023, with an option to extend the term through August 2028.

We lease all of our facilities and do not own any real property. We believe our existing facilities are sufficient for our needs for the foreseeable future. To meet the future needs of our business, we may lease additional or alternate space, and we believe suitable additional or alternative space will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of December 31, 2020, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on The Nasdaq Global Select Market under the symbol “ALGS” since October 20, 2020. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of February 28, 2021, there were 99 holders of record of our common stock, which consist of 97 holders of record of our voting common stock and 2 holdings of record of our non-voting common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We do not expect to declare or pay any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors might deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2020.

Recent Sales of Unregistered Securities

From January 1, 2020 through December 31, 2020, we sold and issued the following unregistered securities:

1.

In October 2020, we issued an aggregate of 3,569,630 shares of Series B-2 redeemable convertible preferred stock to 38 accredited investors at a price per share of $11.20563 for aggregate proceeds to us of $40 million.

2.	We issued an aggregate of 120,702 shares of Series A redeemable convertible preferred stock common stock, at an exercise price of $9.3197 per share upon the exercise of warrants.
3.

We granted stock options and stock awards to employees, directors and consultants covering an aggregate of 5,382,362 shares of common stock, at a weighted-average exercise price of $11.42 per share. Of these, options covering an aggregate of 6,472 shares were cancelled or forfeited without being exercised.

4.

We sold an aggregate of 188,675 shares of common stock to employees, directors and consultants for cash consideration in the aggregate amount of $0.3 million pursuant to stock options and restricted stock awards.

No underwriters were involved in the foregoing sales of securities. The issuance described in paragraph (1) above was undertaken in reliance upon the exemption from registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended, including Rule 506 of the Securities Act. The recipients of these shares of common stock represented their intentions to acquire the shares for investment only and not with a view to or for sale in connection with any distribution, and appropriate restrictions were set out in the applicable agreements issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The issuances described in paragraphs (2)-(3) were undertaken in reliance upon the exemption from registration requirements Section 4(a)(2) of the Securities Act in that such sales and issuances did not involve a public offering or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

Use of Proceeds.

On October 15, 2020, our registration statement on Form S-1 (File No. 333-249077) relating to our IPO of Common Stock became effective. The IPO closed on October 20, 2020, at which time we issued 10 million shares of common stock at a price to the public of $15.00 per share. We received net proceeds from the IPO of approximately $135.4 million, after deducting the underwriting discounts and commissions of $10.5 million and expenses of $4.1 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to our affiliates. On November 5, 2020, the underwriters of the IPO partially exercised their overallotment option by purchasing an additional 1,150,000 shares from the Company at the IPO price, resulting in an additional $16.0 million in net proceeds after deducting the underwriting discounts and commissions. J.P. Morgan Securities LLC, Jefferies LLC, Piper Sandler & Co. acted as joint book-running managers for the offering.

There has been no material change in the planned use of our net IPO proceeds as described in our Prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on October 19, 2020.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 6. Selected Financial Data.

You should read the selected historical consolidated financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data included in this section are not intended to replace the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  We derived the selected consolidated statements of operations data for the years ended December 31, 2020, and 2019 and the selected consolidated balance sheet data at December 31, 2020 and 2019 from our audited consolidated financial statements included elsewhere in this report on Form 10-K.  Our historical results are not necessarily indicative of the results that may be expected in the future.  We refer to the year ended December 31, 2020 as “Fiscal 2020” and the year ended December 31, 2019 as “Fiscal 2019.”

(in thousands, except share and per share data)	Fiscal 2020	Fiscal 2019
Consolidated Statements of Operations Data:
Operating expenses:(1)
Research and development	$79,890	$44,038
General and administrative	17,944	10,005
Total operating expenses	97,834	54,043
Loss from operations	(97,834)	(54,043)
Interest and other income (expense), net:
Interest income, net	1,256	1,562
Other (loss) income, net	(11,804)	302
Total interest and other income (expense), net	(10,548)	1,864
Loss before provision for income taxes	(108,382)	(52,179)
Income tax expense	(161)	(85)
Net loss	$(108,543)	$(52,264)
Net loss per share:(2)(3)
Basic and diluted	$(10.87)	$(26.04)
Weighted-average number of shares used in computing net loss per share:(2)(3)
Weighted-average number of shares	9,988,191	2,007,173

(1)	Includes stock-based compensation as follows (in thousands):

Research and development	$1,041	$462
General and administrative	1,934	290
Total	$2,975	$752

(2)	See Note 15 to our audited consolidated financial statements for an explanation of the calculations of our basic and diluted net loss per share, respectively.
(3)	All share and per share amounts set forth in the table above have been adjusted to give retrospective effect to the 1-for-9.3197 reverse stock split effected on October 9, 2020.

(in thousands)	Fiscal 2020	Fiscal 2019
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$243,513	$127,682
Working capital	219,743	106,408
Total assets	265,302	146,520
Current liabilities	30,274	13,818
Derivative liabilities	0	461
Convertible preferred stock liabilities	0	3,174
Operating lease liabilities, net of current portion	10,371	11,701
Redeemable convertible preferred stock	0	182,079
Accumulated deficit	(174,740)	(66,197)
Total stockholders’ equity (deficit)	220,039	(64,891)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Special note regarding forward-looking statements” and “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Our fiscal year ends on December 31 each year.

Overview

We are a clinical-stage biopharmaceutical company currently focused on developing novel therapeutics to address unmet medical needs in viral and liver diseases. We utilize our proprietary oligonucleotide and small molecule platforms to develop pharmacologically optimized drug candidates for use in combination regimens designed to achieve improved treatment outcomes. Our lead effort is to develop a functional cure for Chronic Hepatitis B (CHB), which often results in other life-threatening conditions such as cirrhosis, end-stage liver disease (ESLD) and the most common form of liver cancer, hepatocellular carcinoma (HCC). The most widely used treatment for CHB, nucleos(t)ide analogs, suppresses viral replication but only achieves low rates of functional cure and often requires long-term administration. To address this issue, we have developed a portfolio of differentiated drug candidates for CHB, including an S-antigen Transport-inhibiting Oligonucleotide Polymers (STOPS) molecule, a small molecule Capsid Assembly Modulator (CAM), and oligonucleotides (ASO and siRNA), each of which is designed against clinically validated targets in the Hepatitis B Virus (HBV) life cycle. We believe that combination regimens utilizing our portfolio of CHB drug candidates may lead to higher rates of functional cure. Phase 1 proof of concept trials evaluating the properties of our STOPS molecule and CAM are ongoing in New Zealand and each of such candidates has been approved to commence clinical trials in Hong Kong and Moldova. We may also in the future conduct clinical trials for our STOPS molecule and CAM and other drug candidates in other countries and territories, including South Korea, the United Kingdom, and China. Our second area of focus is in non-alcoholic steatohepatitis (NASH), a complex, chronic liver disease where combination regimens may likewise prove beneficial. Our most advanced drug candidate for NASH is ALG‑055009, a small molecule THR-ß agonist currently in nonclinical studies to enable a first-in-human clinical trial. We believe ALG‑055009 has the potential to become an integral component of future combination regimens for NASH. Our third area of focus is to develop drug candidates with pan-coronavirus activity, including SARS-CoV-2, the virus responsible for COVID-19.

In October 2020, we completed our initial public offering (IPO) and issued 10,000,000 shares of our common stock at a price to the public of $15.00 per share for net proceeds of $135.4 million, after deducting underwriting discounts and commissions of $10.5 million and estimated expenses of $4.1 million. In connection with the IPO, all shares of Series A, Series B-1 and Series B-2 redeemable convertible preferred stock converted into 19,761,870 shares of voting common stock and 3,092,338 shares of non-voting common stock. On November 5, 2020, the underwriters of the IPO partially exercised their overallotment option by purchasing an additional 1,150,000 shares from the Company, resulting in an additional $16.0 million, after deducting underwriting discounts and commissions of $1.2 million. Prior to our IPO, we had received gross proceeds of approximately $186.9 million from sales of our preferred stock and our issuance of convertible debt.

We have incurred net losses and negative cash flows from operations in each year since our formation in February 2018. Our net losses were $108.5 million and $52.3 million for the years ended December 31, 2020 and December 31, 2019, respectively. We have had no revenue from product sales. As of December 31, 2020, we had an accumulated deficit of $174.7 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. Our net operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of our clinical trials and nonclinical studies and our other research and development expenses. We have no internal manufacturing capabilities or salesforce and outsource a substantial portion of our clinical trial work to third parties.

Components of our results of operations

Operating expenses

Our operating expenses since inception have consisted solely of research and development costs and general and administrative costs.

Research and development expenses

We rely substantially on third parties to conduct our discovery activities, nonclinical studies, clinical trials and manufacturing. We primarily estimate research and development expenses based on estimates of services performed and rely on third party contractors and vendors to provide us with timely and accurate estimates of expenses of services performed to assist us in these estimates. A portion of our research and development expenses are based on contractual milestones. Research and development costs consist primarily of costs incurred for the identification and development of our drug candidates through our technology platforms, which include:

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

We expense research and development costs as the services are performed or the goods are received. Non-refundable payments for goods or services that will be used for future research and development activities are deferred and capitalized. Such amounts are recognized as an expense as the goods are delivered or the related services are performed until it is no longer expected that the goods will be delivered, or the services will be rendered.
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

We expect that our general and administrative expenses will increase in the future as we increase our general and administrative personnel headcount to support personnel in research and development and to support our operations generally as we increase our research and development activities and activities related to the potential commercialization of our drug candidates. We also expect to incur increased expenses associated with operating as a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing rules and requirements of the Securities and Exchange Commission (the SEC), director and officer insurance costs, and investor and public relations costs.

Interest and other (expense) income, net

Interest and other (expense) income, net comprises interest (expense) income, net and other income (expense), net. Interest income (expense), net primarily consists of interest earned on our cash, cash equivalents, and short-term investments and interest expense related to our convertible preferred stock liability and warrants. Other (expense) income, net consists primarily of the change in fair value of our derivative liabilities.

We classified our warrants and the commitment to sell redeemable convertible preferred stock as liabilities on our consolidated balance sheets and recorded changes in fair value at each balance sheet date with the corresponding change recorded as other income (expense), net. Prior to our IPO, all outstanding warrants were exercised for the issuance of shares of common stock and, upon that exercise, such warrants were no longer outstanding. Similarly, the redeemable convertible preferred stock liability was converted to common stock.

We do not anticipate other (expense) income, net to fluctuate in the future due to the conversion of the redeemable convertible preferred stock liability prior to our IPO.

Provision for income taxes

Since our inception in 2018, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2020, we had federal net operating loss (NOL) carryforwards of $149.5 million available to reduce taxable income and these NOLs can be carried forward indefinitely. We have state NOL carryforwards of $153.0 million as of December 31, 2020, available to reduce future state taxable income, which expire at various dates beginning in 2038. As of December 31, 2020, we also had federal and state research and development tax credit carryforwards of $4.1 million and $2.1 million, respectively. The federal development tax credit carryforwards begin to expire in 2038, while the state development tax credit carryforwards can be carried forward indefinitely. Under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We performed an IRC Section 382 analysis in 2020 and determined there was an ownership change that resulted in Section 382 limitations. The ownership change limited our ability to utilize net operating losses against future taxable income but will not result in the expiration of any NOLs. We may in the future experience ownership changes as a result of changes in our stock ownership (some of which are not in our control). In addition, under current tax law, federal NOL carryforwards generated in periods after December 31, 2017, may be carried forward indefinitely but, in taxable years beginning after December 31, 2020, may only be used to offset 80% of our taxable income. For these reasons, our ability to utilize our NOL carryforwards and other tax attributes to reduce future tax liabilities may be limited.

Results of operations

Comparison of the years ended December 31, 2020 and 2019

The following table summarizes our operating expenses for the years ended December 31, 2020 and 2019:

Consolidated Statements of Operations Data:	Fiscal 2020	Fiscal 2019	Change
(in thousands)			$	%
Operating expenses:
Research and development	$79,890	$44,038	$35,852	81%
General and administrative	17,944	10,005	7,939	79%
Total operating expenses	97,834	54,043	43,791	81%
Loss from operations	(97,834)	(54,043)	(43,791)	81%
Interest and other income (expense), net
Interest income, net	1,256	1,562	(306)	(20)%
Other (loss) income, net	(11,804)	302	(12,106)	(4,009)%
Total interest and other income (expense), net	(10,548)	1,864	(12,412)	(666)%
Loss before provision for income taxes	(108,382)	(52,179)	(56,203)	108%
Income tax expense	(161)	(85)	(76)	89%
Net loss	$(108,543)	$(52,264)	$(56,279)	108%

Research and development expenses

Research and development expenses were $79.9 million for the year ended December 31, 2020, compared to $44.0 million for the year ended December 31, 2019, an increase of $35.9 million. The increase was primarily due to an increase of $25.2 million in third-party expenses for our preclinical programs related to research activities as well as development costs associated with our STOPs molecule and CAM candidate. The increase also includes $8.4 million of additional employee-related costs, including a $0.6 million increase in stock-based compensation. Additionally, there is a $0.7 million of increased laboratory supplies and an increase of $0.5 million in depreciation and other expenses.

General and administrative expenses

General and administrative expenses were $17.9 million for the year ended December 31, 2020, compared to $10.0 million for the year ended December 31, 2019, an increase of $7.9 million. The increase was primarily due to $2.5 million increase in third party costs and a $2.6 million in increased personnel-related costs primarily due to general and administrative headcount to support the growth of our research and development organization, including an increase of $1.6 million of additional stock-based compensation expense. Additionally, there was a $1.0 million increase in consulting services due to our IPO, a $0.9 million increase in depreciation, and a $1.0 million increase in general costs due to D&O insurance and other public company expenses.

Interest income, net

Interest income, net decreased to $1.3 million for the year ended December 31, 2020 from $1.6 million for the year ended December 31, 2019, a decrease in $0.3 million, primarily due to the change in our portfolio of cash equivalents, short-term investments and long-term investments as well as general decrease in interest rates during the year ended December 31, 2020.

Other (loss) income, net

Other (loss) income, net decreased to a loss of $11.8 million for the year ended December 31, 2020 from income of $0.3 million for the year ended December 31, 2019, a decrease of $12.1 million, primarily due to the loss recognized on the net increase in fair value of both our redeemable convertible preferred stock liability and warrant liabilities prior to the IPO.

Liquidity and capital resources

Liquidity

We have incurred net losses since inception. We have not generated any revenue from product sales or any other sources and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any drug candidates for at least several years, if ever.

Our operations have been financed primarily by net proceeds from the sale and issuance of our convertible preferred stock, net proceeds from our IPO, and the issuance of convertible debt. In October 2020, we issued an aggregate of 3,569,630 shares of our Series B-2 redeemable convertible preferred stock in the second tranche of our Series B convertible preferred stock financing for aggregate proceeds of $40.0 million. On October 20, 2020, we closed our IPO and issued 10,000,000 shares of our common stock at a price to the public of $15.00 per share for net proceeds of $135.4 million, after deducting underwriting discounts and commissions of $10.5 million and expenses of $4.1 million. On November 5, 2020, the underwriters of the IPO partially exercised their overallotment option by purchasing an additional 1,150,000 shares from the Company, resulting in an additional $16.0 million, after deducting underwriting discounts and commissions of $1.2 million.

As of December 31, 2020, we had cash, cash equivalents and investments of $243.5 million.

Capital resources

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

We believe that our existing cash, cash equivalents and investments will enable us to fund our planned operating expenses and capital expenditure requirements through at least the twelve months from the date of issuing our financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Furthermore, we may elect to raise additional capital on an opportunistic basis to fund operations.

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

Adequate additional funds may not be available to us on acceptable terms, or at all. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of a common stockholder. Additional debt or preferred equity financing, if available, may involve agreements that include restrictive covenants that may limit our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends, which could adversely constrain our ability to conduct our business, and may require the issuance of warrants, which could potentially dilute ownership interest.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

(in thousands)	Fiscal 2020	Fiscal 2019
Net cash (used in) operating activities	$(74,263)	$(46,767)
Net cash provided by investing activities	32,755	6,791
Net cash provided by financing activities	192,348	85,532

Net increase in cash, cash equivalents, and restricted cash	$150,840	$45,556

Operating activities

During Fiscal 2020, operating activities used $74.3 million of cash, primarily resulting from our net loss of $108.5 million, partially offset by non-cash charges of $18.2 million and cash provided by changes in our operating assets and liabilities of $16.1 million. Net cash provided by changes in our operating assets and liabilities of $16.1 million consisted of an increase of $9.4 million in accounts payable and accrued liabilities, an increase of $12.0 million in deferred revenue, partially offset by an increase of $4.1 million in other current assets, and a decrease of $1.3 million in operating lease liability. The increase in accounts payable and accrued liabilities was largely due to an increase in external research and development costs. The increase in other assets was largely due to an increase in prepayments for services. The decrease in the operating lease liability was a result of payments made on outstanding lease obligations.

During Fiscal 2019, operating activities used $46.8 million of cash, primarily resulting from our net loss of $52.3 million, partially offset by non-cash charges of $1.8 million and cash provided by changes in our operating assets and liabilities of $3.7 million. Net cash provided by changes in our operating assets and liabilities of $3.7 million consisted of an increase of $4.6 million in accounts payable and accrued liabilities, an increase of $1.3 million in other current assets and a decrease of $0.3 million in other receivables. The increase in accounts payable and accrued liabilities was largely due to an increase in external research and development costs. The increase in other assets was largely due to an increase in prepayments for services. The decrease in other receivables was due to receipt of tax credits associated with income taxes paid by us on behalf of employees due to the exercise of restricted stock purchase rights.

Investing activities

During Fiscal 2020, investing activities provided $32.8 million of cash, consisting primarily of $80.1 million of investment maturities, offset by $45.3 million of investment purchases and $2.0 million of purchases of property and equipment.

During Fiscal 2019, investing activities provided $6.8 million of cash, consisting primarily of $80.0 million of short-term investment maturities, offset by $70.4 million of short-term and long-term investment purchases and $2.8 million of purchases of property and equipment.

Financing activities

During Fiscal 2020, net cash provided by financing activities was $192.3 million, consisting primarily of $155.5 million in net proceeds from the initial public offering and underwriters exercise of the overallotment option and $41.1 million in proceeds from the issuance of redeemable convertible preferred stock, partially offset by $4.1 million in payments of deferred offering costs.

During Fiscal 2019, net cash provided by financing activities was $85.5 million, consisting primarily of net proceeds of $85.0 million from our sales of shares of our Series B-1 convertible preferred stock, proceeds from the exercise of stock options of $0.5 million, and proceeds from the exercise of warrants to purchase shares of Series A convertible preferred stock of $0.1 million, partially offset by the payment of finance leases of $0.1 million.

Contractual obligations and commitments

The following table summarizes our commitments and contractual obligations as of December 31, 2020:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease commitments	$17,103	$2,616	$5,396	$5,450	$3,642
Finance lease commitments	202	80	121	1	—
Total	17,305	$2,695	$5,517	$5,451	$3,642

The operating lease commitments noted in the table above represent operating lease obligations related to our currently occupied premises in South San Francisco, California, and Belgium. The finance lease commitments represent obligations related to vehicle leases for employees in Belgium. We do not have any material purchase commitments for contracts with fixed or minimum service requirements. We also enter into contracts in the normal course of business with various vendors that generally provide for contract termination following a certain notice period. These contracts do not contain any minimum purchase commitments, and as a result, are not included in the table of contractual obligations above. Payments due upon cancelation consist only of payments for services provided, expenses incurred up to the date of cancelation and de minimis termination penalties. Accordingly, we believe that our non-cancelable obligations under such agreements are not material and therefore have excluded these from the table above.

This table also does not include any milestone or royalty payments to third parties as the amounts, timing and likelihood of such payments are not known at this time. For a summary of certain milestone and royalty payment obligations under our agreements with Emory and Luxna, see the section titled “Business—License agreements and collaborations”.

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

Critical accounting policies and use of estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts and the disclosure of assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on relevant assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Accrued research and development costs

We record accrued expenses for estimated costs of our research and development activities conducted by third-party service providers, which include the conduct of clinical trials and nonclinical studies. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and include these costs in accrued liabilities in the consolidated balance sheets and within research and development expense in the consolidated statements of operations and comprehensive loss. These expenses are a significant component of our research and development costs. We record accrued expenses for these costs based on factors such as estimates of the work completed and in accordance with agreements established with these third-party service providers. Any payments made in advance of services provided are recorded as prepaid expenses and other assets, which are expensed as the contracted services are performed.

We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, we adjust our accrued estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed could vary from actuals and result in us reporting amounts that are too high or too low in any particular period. Our accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from clinical research organizations and other third-party service providers. For the periods presented, we have experienced no material differences between our accrued expenses and actual expenses.

Research and development expenses

We expense research and development costs as incurred. Acquired intangible assets are expensed as research and development if, at the time of payment, the technology is under development; is not approved by the U.S. Food and Drug Administration or other regulatory agencies for marketing; has not reached technical feasibility; or otherwise has no foreseeable alternative future use.

Research and development expenses also include costs incurred for internal and sponsored and collaborative research and development activities. Research and development expenses consist of salaries and benefits, including associated stock-based compensation, and laboratory supplies and facility costs, as well as fees paid to other entities that conduct certain research and development activities on our behalf. Costs associated with co-development activities performed under the various license and collaboration agreements are included in research and development expense as incurred.

Stock-based compensation

We measure stock options and other stock-based awards granted to employees, directors and other service providers based on their fair value on the date of grant and recognize compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. We recognize the impact of forfeitures on stock-based compensation expense as forfeitures occur. We apply the straight-line method of expense recognition to all awards with only service-based vesting conditions. During the year ended December 31, 2019, we did not grant any stock-based awards with performance-based vesting conditions. During the year ended December 31, 2020, we granted stock-based awards with performance-based vesting conditions. We recognize compensation expense related to these awards when it is determined that satisfying the performance conditions is probable using the accelerated attribution method over the requisite service period.

We estimate the fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model, which requires the use of highly subjective assumptions including:

•

Expected term—We have opted to use the “simplified method” for estimating the expected term of plain-vanilla options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years). We estimated the expected term of performance-based vesting options based on the expected life of the options to remain outstanding, which is estimated to be materially consistent with time-vesting options.
•	Risk-free interest rate—The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of our stock options.
•	Expected dividend—We have not issued any dividends and do not anticipate to issue dividends on our common stock. As a result, we have estimated the dividend yield to be zero.
•

Expected volatility—Due to our limited operating history and a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards.

Emerging growth company status

In April 2012, the Jumpstart Our Business Startups Act of 2012 (the JOBS Act), was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” (an EGC) can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for any new or revised accounting standards during the period in which we remain an EGC; however, we may adopt certain new or revised accounting standards early.

We will remain an EGC until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided to EGCs by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an EGC, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) or (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

Recently issued and adopted accounting pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash, cash equivalents and investments of $243.5 million as of December 31, 2020, consist of bank deposits, money market funds and US Treasury available-for-sale securities.  We are exposed to market risk related to changes in interest rates applicable to our investment portfolio of cash equivalents and short-term and long-term investments. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Should U.S. interest rates decline, interest income would be reduced in future periods for short- and long-term investments which mature and the proceeds of which are reinvested in similar instruments at lower interest rates. Additionally, the fair value of our short-term and long-term investments is subject to change as a result of potential changes in market interest rates, including changes resulting from the impact of the COVID-19 pandemic. As of December 31, 2020, we estimate that a hypothetical 100 basis point adverse movement would not result in a material impact on our financial position or results of operations or cash flows.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aligos Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aligos Therapeutics, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Redwood City, California

March 23, 2021

Consolidated balance sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$220,383	$69,565
Restricted cash	560	538
Short-term investments	23,130	48,098
Other current assets	5,944	2,025
Total current assets	250,017	120,226
Operating lease right-of-use assets	6,901	7,570
Property and equipment, net	8,007	8,517
Other assets	377	188
Long-term investments	—	10,019
Total assets	$265,302	$146,520
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK,
AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,313	$3,767
Accrued liabilities	16,564	7,599
Operating lease liabilities, current	2,442	2,378
Finance lease liabilities, current	64	74
Deferred Revenue from collaborations, current	7,891	—
Total current liabilities	30,274	13,818
Derivative liabilities	—	461
Convertible preferred stock liabilities	—	3,174
Operating lease liabilities, net of current portion	10,371	11,701
Finance lease liabilities, net of current portion	130	178
Long term liabilities	379	—
Deferred revenue from collaborations	4,109	—
Total liabilities	$45,263	$29,332
Commitments and contingencies (Note 13)
Series A Redeemable Convertible Preferred Stock, $0.0001 par value; no shares and 101,962,864 shares authorized as of December 31, 2020 and 2019, respectively; no shares and 10,819,843 shares issued and outstanding as of December 31, 2020 and 2019, respectively; aggregate minimum liquidation preference of $100,838 at December 31, 2019	—	100,695
Series B-1 Redeemable Convertible Preferred Stock, $0.0001 par value; no shares and 77,764,055 shares authorized as of December 31, 2020 and 2019, respectively; no shares and 8,344,034 issued and outstanding as of December 31, 2020 and 2019, respectively; aggregate minimum liquidation preference of $85,005 at December 31, 2019	—	81,384
Preferred Stock, $0.0001 par value; 10,000,000 and no shares authorized as of December 31, 2020 and 2019, respectively; no shares and no shares issued and outstanding as of December 31, 2020 and 2019, respectively.	—	—
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 320,000,000 and 278,000,000 shares authorized as of December 31, 2020 and 2019, respectively; 36,606,247 and 3,927,803 shares issued and outstanding as of December 31, 2020 and 2019, respectively	4	—
Additional paid-in capital	394,963	1,421
Accumulated deficit	(174,740)	(66,197)
Accumulated other comprehensive income (loss)	(188)	(115)
Total stockholders’ equity (deficit)	220,039	(64,891)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$265,302	$146,520

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated statements of operations and comprehensive loss

(In thousands, except share and per share data)

	Year ended December 31,	Year ended December 31,
	2020	2019
Operating expenses:
Research and development	$79,890	$44,038
General and administrative	17,944	10,005
Total operating expenses	97,834	54,043
Loss from operations	(97,834)	(54,043)
Interest and other (expense) income, net	(10,548)	1,864
Loss before income tax expense	(108,382)	(52,179)
Income tax expense	(161)	(85)
Net loss	(108,543)	(52,264)
Other comprehensive (loss) and income:
Loss on pension plans	(141)	(118)
Gain on available for sale investments	68	—
Comprehensive loss	$(108,616)	$(52,382)
Net loss per share, basic and diluted	$(10.87)	$(26.04)
Weighted average shares of common stock, basic and diluted	9,988,191	2,007,173

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated statements of changes in redeemable convertible preferred stock and stockholders’ equity (deficit)

(In thousands, except share and per share data)

	Series A Redeemable Convertible Preferred Stock		Series B-1 Redeemable Convertible Preferred Stock		Series B-2 Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance as of December 31, 2018	10,806,432	100,519	—	—	—	—	3,036,574	—	182	(13,933)	3	(13,748)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	891,229	—	461	—	—	461
Vesting of early exercised common stock	—	—	—	—	—	—	—	—	26	—	—	26
Issuance of redeemable convertible Series B-1 preferred stock, net of $442 issuance costs and $3,174 of convertible preferred stock liabilities	—	—	8,344,034	81,384	—	—	—	—	—	—	—	—
Issuance of redeemable convertible Series A preferred stock upon exercise of warrants	13,411	176	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	752	—	—	752
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(118)	(118)
Net loss	—	—	—	—	—	—	—	—	—	(52,264)	—	(52,264)
Balance as of December 31, 2019	10,819,843	$100,695	8,344,034	$81,384	—	$—	3,927,803	$—	$1,421	$(66,197)	$(115)	$(64,891)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	188,594	0	261	—	—	261
Vesting of early exercised common stock	—	—	—	—	—	—	—	—	363	—	—	363
Issuance of Series A redeemable convertible stock												—
upon exercise of Series A warrants	120,702	1,262	—	—	—	—	—	—	—	—	—	—
Issuance of redeemable convertible Series B-2 preferred												—
stock	—	—	—	—	3,569,630	40,000	—	—	—	—	—	—
Reclassification of Series A warrant and convertible preferred stock liabilities to equity	—	620	—	—	—	14,560	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock												—
to common stock in connection with initial public offering	(10,940,545)	(102,577)	(8,344,034)	(81,384)	(3,569,630)	(54,560)	22,854,209	3	238,520	—	—	238,523
Issuance of common stock in connection with												—
initial public offering, net of offering costs	—	—	—	—	—	—	10,000,000	1	139,499	—	—	139,500
Issuance of common stock in connection with												—
Greenshoe initial public offering, net of offering costs	—	—	—	—	—	—	1,150,000	0	16,042	—	—	16,043
Costs related to the IPO and Greenshoe	—	—	—	—	—	—	—	—	(4,116)	—	—	(4,116)
Stock-based compensation	—	—	—	—	—	—	—	—	2,975	—	—	2,975
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(73)	(73)
Net loss	—	—	—	—	—	—	—	—	—	(108,543)	—	(108,543)
Balance as of December 31, 2020	(0)	$(0)	-	$(0)	-	$—	38,120,606	$4	$394,963	$(174,740)	$(188)	$220,039

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated statements of cash flows

(In thousands)

(in thousands)	Year ended December 31, 2020	Year ended December 31, 2019
Cash flows from operating activities:
Net loss	$(108,543)	$(52,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on short term investments	234	(877)
Amortization of right of use assets	590	903
Depreciation expense	2,735	1,396
Stock-based compensation	2,975	752
Change in fair value of derivative liability	296	(348)
Change in fair value of convertible preferred stock liabilities	11,387	—
Changes in operating assets and liabilities:
Other assets	(4,107)	(1,030)
Right of use assets	—	95
Accounts payable	(130)	385
Accrued liabilities	9,566	4,222
Operating lease liabilities	(1,266)	(1)
Deferred revenue	12,000	—
Net cash and cash equivalents used in operating activities	$(74,263)	$(46,767)
Cash flows from investing activities:
Purchases of short-term investments	(32,097)	(60,404)
Purchases of long-term investments	(13,184)	(10,019)
Maturities of short-term investments	80,100	80,000
Purchases of property and equipment	(2,064)	(2,786)
Net cash and cash equivalents provided by investing activities	$32,755	$6,791
Cash flows from financing activities:
Payments on finance lease	(58)	(43)
Payments on deferred offering costs	(4,116)	—
Payments of series B-1 issuance cost	(405)	—
Proceeds from exercise of warrants for series A redeemable convertible preferred stock	1,125	125
Proceeds from issuance of redeemable convertible preferred stock Series B-1, net of $37 issuance costs paid	40,000	84,963
Proceeds from exercise of stock options	260	487
Proceeds from issuance of common stock in initial public offering, net of underwriting commissions	139,500	—
Proceeds from issuance of common stock in connection with the overallotment option, net of costs	16,042	—
Net cash and cash equivalents provided by financing activities	$192,348	$85,532
Net increase in cash, cash equivalents, and restricted cash	$150,840	$45,556
Cash, cash equivalents, and restricted cash, beginning of period	70,103	24,547
Cash, cash equivalents, and restricted cash, end of period	$220,943	$70,103

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated statements of cash flows

(In thousands)

	Year ended December 31, 2020	Year ended December 31, 2019
Reconciliation to amounts on the consolidated balance sheet:
Cash and cash equivalents	$220,383	$69,565
Restricted cash	560	538
Total cash, cash equivalents, and restricted cash	$220,943	$70,103
Supplemental disclosures of cash flow information:
Interest paid	$—	6
Income taxes paid	$—	$1
Supplemental disclosures of noncash financing and investing activities:
Leasehold improvement directly paid by landlord	$79	$3,990
Liability in connection to the issuance of redeemable convertible preferred stock series B-1	$14,560	$3,174
Mark to market adjustments for available-for-sale investments	$68	$—
Unpaid issuance cost in connection to the issuance of redeemable convertible preferred stock series B-1	$—	$405
Equipment acquired through finance lease	$—	$259
Vesting of early exercised options	$363	$—
Acquisition of right-of-use asset through operating lease obligation	$—	$252
PP&E Purchase still in Accounts Payable	$82	$—
Change in pension obligation	$(142)	$—
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	$238,522	$—
Change in fair value of derivative liability upon exercise of warrants	$757	$51

The accompanying notes are an integral part of these consolidated financial statements.

Aligos Therapeutics, Inc.

Notes to consolidated financial statements

Unless otherwise indicated, financial information except share and per share data, including dollar values stated in the text of the notes to financial statements, is expressed in dollars.

1. Organization

Description of business

Aligos Therapeutics, Inc. (Aligos-US) was incorporated in the state of Delaware on February 5, 2018 (inception). On September 10, 2018, the Company formed Aligos Belgium BVBA (the Subsidiary or Aligos-Belgium). On March 30, 2020, the Company formed as a wholly owned subsidiary, Aligos Australia Pty LTD (Aligos-Australia), a proprietary limited company, and together with Aligos-US and Aligos-Belgium being the Company or Aligos.

Aligos is a clinical-stage biopharmaceutical company developing novel therapeutics to address unmet medical needs in viral and liver diseases, including chronic hepatitis B and coronaviruses and therapeutics for nonalcoholic steatohepatitis (NASH).

The Company is devoting substantially all of its efforts to the research and development of its drug candidates. The Company has not generated any product revenue to date. The Company is also subject to a number of risks similar to other companies in the biotechnology industry, including the uncertainty of success of its preclinical studies and clinical trials, regulatory approval of drug candidates, uncertainty of market acceptance of products, competition from substitute products and larger companies, the need to obtain additional financing, compliance with government regulations, protection of proprietary technology, dependence on third-parties, product liability, and dependence on key individuals.

Reverse stock split

On October 8, 2020, the Company’s board of directors approved a 1-for-9.3197 reverse stock split (the Reverse Stock Split) of the Company’s common stock and redeemable convertible preferred stock to be consummated prior to the effectiveness of the Company’s planned initial public offering (IPO). The par value and authorized shares of the common stock and redeemable convertible preferred stock were not adjusted as a result of the reverse stock split. All issued and outstanding common stock, options to purchase common stock and per share amounts contained in the financial statements have been retroactively adjusted to give effect to the reverse stock split for all periods presented. The Company filed an amended and restated certificate of incorporation in Delaware on October 9, 2020 that automatically effectuated the Reverse Stock Split without any further action required.

Initial public offering

On October 20, 2020, the Company closed its IPO and issued 10,000,000 shares of its common stock at a public offering price of $15.00 per share for net proceeds of $135.4 million, after deducting underwriting discounts and commissions of $10.5 million and expenses of $4.1 million. In connection with the IPO, all shares of Series A redeemable convertible preferred stock (Series A), Series B-1 redeemable convertible preferred stock (Series B‑1) and Series B-2 redeemable convertible preferred stock (Series B-2) converted into 19,761,870 shares of voting common stock and 3,092,338 shares of non-voting common stock. On November 5, 2020, the underwriters of the IPO partially exercised their overallotment option by purchasing an additional 1,150,000 shares from the Company, resulting in an additional $16.0 million in net proceeds, after deducting underwriting discounts and commissions of $1.2 million.

Liquidity and going concern assessment

The Company has incurred losses and negative cash flows from operations since its inception. As of December 31, 2020 and 2019, the Company has an accumulated deficit of approximately $174.7 million and $66.2 million, respectively. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of expanded research and development activities.

As of December 31, 2020, the Company has unrestricted cash, cash equivalent and short-term investments of approximately $243.5 million, which is available to fund future operations. The Company expects to continue to spend substantial amounts to continue the nonclinical and clinical development of its current and future programs. If the Company is able to gain marketing approval for drug candidates that are being developed, it will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of the Company’s planned and anticipated clinical trials is highly uncertain, the Company cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate the Company may develop.

The Company expects to finance its cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. In addition, the Company may seek additional capital to take advantage of favorable market conditions or strategic opportunities even if the Company believes it has sufficient funds for its current or future operating plans. Based on the Company’s research and development plans, it is expected that the Company’s existing cash, cash equivalents and investments, will enable the Company to fund its operations for at least 12 months following the date the consolidated financial statements are issued. However, the Company’s operating plan may change as a result of many factors currently unknown, and the Company may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty the Company’s future expenses given the dynamic nature of its business, the COVID-19 pandemic and the macro-economic environment generally.

The Company’s ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond its control. In particular, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists or deepens, the Company could be unable to access additional capital, which could negatively affect its ability to consummate certain corporate development transactions or other important, beneficial or opportunistic investments. If additional funds are not available to the Company when needed, on terms that are acceptable to the Company, or at all, the Company may be required to: delay, limit, reduce or terminate nonclinical studies, clinical trials or other research and development activities or eliminate one or more of its development programs altogether; or delay, limit, reduce or terminate its efforts to establish manufacturing and sales and marketing capabilities or other activities that may be necessary to commercialize any future approved products, or reduce the Company’s flexibility in developing or maintaining its sales and marketing strategy.

2. Summary of significant accounting policies

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (ASC), and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB).

Principles of consolidation

The accompanying consolidated financial statements include Aligos-US and its wholly owned subsidiaries Aligos-Belgium and Aligos-Australia. All intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP generally requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to assets and liabilities, at the dates of the consolidated financial statements and the reported amounts of expenses during the reporting period. Areas where management uses subjective judgments include, but are not limited to, right-of-use assets, lease obligations, impairment of long-lived assets, stock-based compensation, accrued research and development costs, pension liabilities, derivative liabilities and redeemable convertible preferred stock liability in the accompanying consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Foreign currency

The Company’s foreign subsidiaries use the U.S. dollar as their functional currency, and they initially measure the foreign currency denominated assets and liabilities at the transaction date. Monetary assets and liabilities are then re-measured at exchange rates in effect at the end of each period, and non-monetary assets and liabilities are converted at historical rates. A re-measurement gain was recognized during the year ended December 31, 2020 of $121,000 and a re-measurement loss was recognized during the year ended December 31, 2019 of $47,000 and are reflected within interest and other income (expense), net on the consolidated statements of operations and comprehensive loss.

Segment information

The Company has determined that the Chief Executive Officer is its Chief Operating Decision Maker. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis for the purposes of assessing the performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single reportable segment. No revenue has been generated since inception.

The Company has $6.6 million and $1.4 million of fixed assets in Aligos-US and Aligos-Belgium, respectively, as of December 31, 2020 and $7.3 million and $1.2 million of fixed assets in Aligos-US and Aligos‑Belgium, respectively as of December 31, 2019.

Cash equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents.

Restricted cash

As of December 31, 2020 and 2019, the restricted cash balance was $560,000 and $538,000, respectively, and was used to secure the letters of credit in relation to the Company’s operating leases and deposits on rental assets (Note 6).

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

For both held-to-maturity and available-for-sale investments, the Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. If the Company believes an impairment of a security position is other than temporary, based on available quantitative and qualitative information as of the report date, the loss will be recognized as other income (expense) in the Company’s condensed consolidated statements of operations and a new cost basis in the investment is established. No impairment charges were recorded during the years ended December 31, 2020 and 2019.

As of December 31, 2020 and 2019, short-term investments consisted of U.S. Treasury securities with original maturities of less than one year. As of December 31, 2019, long-term investments consisted of U.S. Treasury securities with original maturities of more than one year.

Deferred offering costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the financing, these costs are recorded as a reduction of the proceeds received from the equity financing. If a planned equity financing is abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the consolidated statement of operations and comprehensive loss. There were no deferred offering costs on the Company’s consolidated balance sheets at December 31, 2020 and 2019.

Concentrations of credit risk and significant suppliers

The Company has no significant off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, restricted cash and investments. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company generally invests its excess capital in money market funds, U.S. treasury bonds and U.S. treasury bills that are subject to minimal credit and market risks.

The Company is dependent on various third parties to manufacture compounds for the Company to conduct research and studies for its programs. These programs would be adversely delayed by a significant interruption in the supply of active pharmaceutical ingredients.

Leases

The Company determines if an arrangement is a lease at the inception of the lease. Operating leases are included in operating lease right-of-use (ROU) assets and operating lease liabilities in the consolidated balance sheet. Finance leases are included in property and equipment and finance lease liabilities in the consolidated balance sheet.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. When the Company’s leases do not provide an implicit rate, an incremental borrowing rate is used based on the information available at the commencement dates in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The operating lease ROU assets also include any lease payments made and excludes lease incentives when paid by the Company or on the Company’s behalf. The Company’s lease terms may include the period covered by options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components. The Company elected to not separate lease and non-lease components for all of its building leases. For vehicle leases, lease and non-lease components are accounted for separately. The Company also made an accounting policy election to recognize lease expense for leases with a term of 12 months or less on a straight-line basis over the lease term and not recognize ROU assets or lease liabilities for such leases.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation, and is depreciated using the straight-line method over the estimated useful life of the asset, which are as follows:

Lab equipment	3 years
Computer equipment	3 years
Furniture and office equipment	3-8 years
Vehicles	4 years
Leasehold improvements	Shorter of the useful life or remaining lease term

Expenditures for repairs and maintenance of assets are charged to expense as incurred. Upon retirement or sale, the cost and related accumulated depreciation of assets disposed of are removed from the accounts and any resulting gain or loss is included in loss from operations.

Impairment of long-lived assets

The Company regularly reviews the carrying amount of its property, equipment and intangible assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. No impairment charges were recorded during the years ended December 31, 2020 or 2019.

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

In-process research and development (IPR&D) expense represents the costs to acquire technologies to be used in research and development that have not reached technological feasibility or have no alternative future uses and thus are expensed as incurred. IPR&D expense also includes upfront license fees and milestones paid to collaborators for technologies with no alternative use.

Collaborative arrangements

The Company enters into collaboration arrangements with pharmaceutical and other partners, under which the Company may grant licenses to its collaboration partners to research and develop potential drug candidates. Consideration under these contracts may include an upfront payment, development, regulatory, sales and other milestone payments. Contractual payments received for research and development activities performed are recognized on a gross basis in revenue from collaboration arrangements.

The Company may also perform research and development activities under the collaboration agreements where the Company may be granted licenses from its collaboration partners. Contractual payments to the other party in collaboration agreements and costs incurred by the Company are recognized on a gross basis in research and development expenses. Royalties and license payments are recorded as due.

When the Company enters into collaboration arrangements, the Company assesses whether the arrangement fall within the scope of ASC 808, Collaborative Arrangements (ASC 808) based on whether the arrangement involves joint operating activities and whether both parties would be active participants and would be exposed to significant risks and rewards of the arrangement. To the extent that the arrangement falls within the scope of ASC 808, the Company assesses whether the payments between the parties fall within the scope of other accounting literature such as ASC 606, Revenue from Contracts with Customers (ASC 606).

During the year ended December 31, 2019, no milestones were met and no royalties were due; therefore, the Company did not pay or expense any milestone or royalties. In the year ended December 31, 2020, a development milestone was met as the first patient dosing occurred and so the Company made a payment of $4.5 million, which is included in research and development in the consolidated statement of operations. The upfront payment received during the year ended December 31, 2020 was recorded on the consolidated balance sheet as deferred revenue from collaborations.

Fair value measurements

Certain assets and liabilities of the Company are carried at fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

Stock-based compensation

The Company’s stock-based awards consist of restricted stock awards and stock options. For stock-based awards issued to employees and nonemployees, the Company measures the estimated fair value of the stock-based awards on the date of grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective awards. The Company records expense for awards with service-based vesting using the straight-line method. The Company accounts for forfeitures as they occur.

The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s cash compensation costs are classified.

The fair value of each restricted stock award is determined based on the number of shares granted and the value of the Company’s common stock on the date of grant. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model requires the use of a number of assumptions including the fair value of the common stock, expected volatility, risk-free interest rate, expected dividends, and expected term of the option.

The Company determined the expected stock volatility using a weighted-average of the historical volatility of a group of guideline companies that issued options with substantially similar terms, and expects to continue to do so until such time as the Company has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the simplified method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

See Note 9 for the assumptions used by the Company in determining the grant date fair value of stock-based awards granted, as well as a summary of the stock-based award activity under the Company’s stock-based compensation plan for years ended December 31, 2020 and 2019.

Income taxes

Deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established.

The Company accounts for uncertain tax positions recognized in the consolidated financial statements by prescribing a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related interest and penalties.

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

The Company applies the two-class method to calculate its basic and diluted net loss per share as the Company has issued shares that meet the definition of participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. The Company’s participating securities contractually entitle the holders of such shares to participate in dividends, but do not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities.

Accordingly, in periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Benefit plans

The Company has established a defined contribution savings plan for its employees in Aligos-US under Section 401(k) of the Internal Revenue Code, and a defined benefits plan for its employees in Aligos-Belgium.

The Company uses the standard method for the recognition of the actuarial results as described in ASC 715. This means application of a 10% corridor and amortization over the expected average remaining working lives of the employees. The plan contains benefits to the plan participant on the normal plan retirement date and benefits to the partner after death of the plan participant. This plan is recognized under ASC 715.

Recently adopted accounting pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). ASU 2018-07 amends the FASB ASC to expand the scope of FASB ASC Topic 718, Compensation-Stock Compensation, to include accounting for share-based payment transactions for acquiring goods and services from non-employees. The amendments in ASU 2018-07 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption was permitted. The Company early adopted this guidance at inception.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which supersedes existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The standard defines a five-step process to achieve this principle and requires companies to use more judgment and make more estimates than under the current guidance. These judgments and estimates include identifying performance obligations in the customer contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The Company early adopted ASU 2014-09 at inception. The adoption of ASU 2014-09 did not have an impact on the Company’s consolidated financial statements as the Company does not currently have any revenue-generating arrangements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808)—Clarifying the Interaction between Topic 808 and Topic 606 (ASU 2018-18). The amendments in ASU 2018-18 clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account. The amendments under ASU 2018-18 are effective for interim and annual fiscal periods beginning after December 15, 2019, with early adoption permitted. The amendments in ASU 2018-18 should be applied retrospectively to the date of initial application of ASC 606. The Company early adopted ASU 2018-18 at inception.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01). ASU 2017-01 provides guidance to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single asset or a group of similar assets, the assets acquired (or disposed of) are not considered a business. The Company adopted this standard at inception.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases. The standard is effective for all entities for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company adopted this standard at inception.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash (ASU 2016-18), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash. Therefore, amounts described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period amounts shown on the statement of cash flows. The standard is effective for all entities for fiscal years beginning after December 15, 2018. The Company early adopted this guidance at inception. The cash, cash equivalent and restricted cash balances as of December 31, 2019 and 2020 are presented in the Company’s consolidated statements of cash flows.

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (ASC Topic 715) (ASU 2017-07), which requires employers to disaggregate the service cost component from other components of net periodic benefit costs and to disclose the amounts of net periodic benefit costs that are included in each income statement line item. The standard requires employers to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit costs separately and outside a subtotal of operating income. The Company adopted this standard at inception and has recognized its net periodic benefit costs, excluding service costs, in interest and other income (expense), net on its consolidated statements of operations and comprehensive loss.

In August 2018, the FASB issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20) (ASU 2018-14). The guidance eliminates requirements for certain disclosures that are no longer considered cost beneficial and requires new ones that the FASB considers pertinent. The standard is effective for fiscal years ending after December 15, 2021 for all entities. Early adoption is permitted. The Company adopted this standard at inception.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework— Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). The amendments eliminate, add, and modify certain disclosure requirements for fair value measurements. The amendments are effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for either the entire ASU or only the provisions that eliminate or modify requirements. The amendments with respect to changes in unrealized gains and losses, the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are to be applied prospectively. All other amendments are to be applied retrospectively to all periods presented. The Company adopted this standard in the year ended December 31, 2020.

Recently issued accounting standards

In June 2016, the FASB issued ASU No. 2016-13. Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. Currently, U.S. GAAP delays recognition of the full amount of credit losses until the loss is probable of occurring. Under this ASU, the income statement will reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses will be based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses (ASU 2018-19), which clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses (ASU 2019-04), which clarifies the new expected credit loss methodology for loans, receivables and other financial assets, including recoveries and accrued interest on receivables. In November 2019, the FASB issued

ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses (ASU 2019-11), which clarifies guidance around how to report expected recoveries. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the potential impact of this standard on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). The guidance removes specific exceptions to the general principles in ASC 740, improves application of income tax-related guidance and reduces complexity related to the accounting for income taxes. The standard is effective for fiscal years beginning after December 15, 2021, and interim periods with fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is evaluating the potential impact of this standard on its consolidated financial statements.

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

3. Property and equipment

The components of property and equipment were as follows as of December 31, 2020 and 2019:

(in thousands)	2020	2019
Leasehold improvements	$5,655	$5,100
Lab equipment	4,833	3,204
Computer equipment	942	890
Furniture and office equipment	459	425
Vehicles	296	296
Asset under construction	65	110
Total, at cost	12,250	10,025
Accumulated depreciation	(4,243)	(1,508)
Total, net	$8,007	$8,517

During the years ended December 31, 2020 and December 31, 2019, depreciation expense was $2.7 million and $1.4 million, respectively. Finance leases for vehicles are also included in property and equipment on the consolidated balance sheets (Note 6).

4. Investments

As of December 31, 2020 and 2019, amortized cost, gross unrealized gains and losses, and estimated fair values of total fixed-maturity securities were as follows:

2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Held-to-maturity securities:
U.S. Treasury bonds	$58,117	$31	$(1)	$58,147

	2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Held-to-maturity securities:
U.S. Treasury bonds	$10,002	$14	$—	$10,016
Available-for-sale securities:
U.S. Treasury bonds	$13,060	$68	$—	$13,128

	$23,062	$82	$—	$23,144

Changes in fair value are related to changes in market interest rates. The Company expects to collect all contractual principal and interest payments.

Amortized cost and estimated fair value of fixed-maturity securities at December 31, 2020 by contractual maturity were as follows:

	2020
(in thousands)	Amortized Cost	Estimated Fair Value
Amounts maturing in:
One year or less	$23,062	$23,144
More than one year	—	—
Total investments	$23,062	$23,144

The Company recorded interest income of $1.2 million and $1.6 million, respectively, during the years ended December 31, 2020 and 2019, as a component of interest and other income (expense), net on the Company’s consolidated statement of operations and comprehensive loss.

5. Accrued liabilities

Accrued liabilities consisted of the following as of December 31:

(in thousands)	2020	2019
Accrued compensation	$7,274	$3,211
Accrued payables	8,554	3,113
Liability with early exercised stock options	569	753
Other	167	522

Total	$16,564	$7,599

6. Leases

The Company has operating and finance leases for corporate offices, research and development facilities, and certain vehicles. These leases have remaining lease terms of four to eight and a half years, some of which include options to extend the leases for five to eight years. The Company has determined that it is not reasonably certain to exercise the options under any leases. The lease of research and development facilities includes costs for utilities and common area maintenance which have been included in the calculation of lease payments. Differences between lease payments as measured at lease inception and variations in monthly payments will be recognized as operating expenses in the period in which the obligation is incurred.

Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the Company recognizes lease expense for these leases on a straight-line basis over the lease terms. Leases with terms greater than

12 months are included in operating lease ROU assets and operating lease liabilities in the Company’s consolidated balance sheets as of December 31, 2020 and 2019. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Maturities of lease liabilities as of December 31, 2020, were as follows:

(in thousands)	Operating Lease	Finance Lease
Year ending December 31:
2021	$2,616	$80
2022	2,700	79
2023	2,696	42
2024	2,678	1
2025	2,772	—
Thereafter	3,642	—
	17,104	202
Less: imputed interest	(4,291)	(8)
Present value of lease liabilities	12,813	194
Less: current portion	(2,442)	(64)
Lease liabilities net of current portion	$10,371	$130

The components of lease expense were as follows for the years ended December 31, 2020 and 2019:

(in thousands)	2020	2019
Operating lease cost	$1,847	$2,228
Finance lease cost:
Amortization of right-of-use assets	60	46
Interest on lease liabilities	9	6
Total finance lease cost	$69	$52
Short-term lease cost	$15	$11

The Company made payments of $2.5 million and $1.2 million during the years ended December 31, 2020 and 2019, respectively, which are included as cash flow from operations on the consolidated statements of cash flows.

As of December 31, 2020 and 2019, $296,000 and $296,000 of finance lease ROU assets, respectively, were presented as part of property and equipment on the consolidated balance sheet with accumulated amortization of $107,000 and $47,000, respectively.

Additional information related to the Company’s leases was as follows as of December 31:

	2020	2019
Operating Lease:
Weighted-average remaining lease term (years)	5.97	7.10
Weighted-average discount rate	9.35%	9.34%
Finance Lease:
Weighted-average remaining lease term (years)	2.68	3.66
Weighted-average discount rate	3.15%	3.18%

7. Derivative liabilities and redeemable convertible preferred stock liability

Warrants

In connection with the issuance of the Notes, Lenders were issued Warrants to purchase 134,112 shares of the Company’s capital stock. The Warrants have a coverage percentage of 25% of the principal amount of the Notes and have a ten-year expiration date from the applicable closing date of April 20, 2018 or June 6, 2018.

The underlying shares issuable upon the exercise of the Warrants were eligible to be converted into the next round of equity financing. The Warrants became exercisable into shares of Series A for an exercise price of $9.32 per share.

The Company recorded the Warrants initially at fair value (Note 10) as derivative liabilities on the consolidated balance sheet with the remaining value being allocated to the Notes as a debt discount. The fair value of the Warrants upon issuance on April 20, 2018 and June 6, 2018, was $0.7 million and $238,000, respectively. The fair value of the Warrants was $0 and $461,000 as of December 31, 2020 and 2019, respectively.

In December 2019, Warrants were exercised into 13,411 shares of Series A. As a result, there were Warrants to purchase 120,701 shares of Series A outstanding as of December 31, 2019. Following completion of an IPO or change of control, any then outstanding warrants will automatically be exercised, on net share basis, for the issuance of shares of Common Stock and, upon that exercise, such warrants will no longer be outstanding. As Series A contains a conditional obligation for the Company to repurchase the shares for cash consideration, the Warrants remain outstanding as derivative liabilities with changes in fair value being recorded on the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2020 and 2019, the Company recorded a change in fair value of derivative liabilities of $296,000 and $348,000, respectively.

Redeemable convertible preferred stock liability

In connection with the issuance of Series B-1 Redeemable Convertible Preferred Stock (the Series B-1) (Note 8), the Series B-1 preferred stockholders committed to purchase and the Company committed to sell 3,569,630 shares of Series B-2 Redeemable Convertible Preferred Stock (the Series B-2) at a price of $11.20563 per share in a subsequent closing, contingent upon the achievement of certain developmental milestones or a receipt of a waiver of achievement of the milestones. The Redeemable Convertible Preferred Stock Liability is considered a freestanding instrument that qualifies as a liability under ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480) as the Company is committed to issue an instrument that ultimately may require a transfer of assets. The liability is accounted for at fair value and re-measured at each reporting date (Note 10). On the date of the initial closing, the Company recorded the Redeemable Convertible Preferred Stock Liability at a fair value of $3.2 million.

As of December 31, 2020, all Series B-2 shares were issued and then, as a result of the IPO, converted to shares of common stock. The Company recorded a change in fair value of the liability of $11.4 million for the year ended December 31, 2020 included in other expense, net. The convertible preferred stock liability was retired as of December 31, 2020.

As of December 31, 2019, none of the Series B-2 shares were issued and the fair value of the liability related to this freestanding instrument remained unchanged.

8. Capital stock

Common stock

On February 5, 2018, the date of incorporation, the Company was authorized to issue 20,000,000 shares of common stock with a par value of $0.0001 per share (the Common Stock).

On March 19, 2018, the Company granted two founders the right to purchase 1,508,900 shares of the Company’s Common Stock at a purchase price of $0.001 per share upon the terms and subject to the conditions set forth in a restricted stock purchase agreement. The shares were purchased for $2 on the grant date and the shares vested immediately upon grant.

On March 19, 2018, the Company granted two founders and one employee the right to purchase 425,585 shares of the Company’s Common Stock at a purchase price of $0.001 per share upon the terms and subject to the conditions set forth in a restricted stock purchase agreement. The shares were purchased for a de-minimis amount on the grant date and the shares vest monthly over a three-year period after a one-year cliff. If the purchasers no longer provide services to the Company, any portion of the shares that have not vested pursuant to the vesting schedule shall, on the date that is 61 days following such termination of service, automatically be forfeited by purchaser without any additional consideration therefore and without any further action by the Company and such shares shall immediately be canceled by the Company and shall no longer be outstanding.

On July 23, 2018, the certificate of incorporation was amended to increase the number of shares authorized for issuance to 25,000,000 shares of Common Stock. On that same date, the Company issued for purchase by employees and founders an additional 77,379 shares for a de-minimis amount subject to the same terms and conditions as the shares issued on March 19, 2018.

The Common Stock issuances with vesting conditions were issued outside of the equity incentive plan and are described in more detail in Note 9—Stock-based compensation.

On August 15, 2018, the certificate of incorporation was amended to increase the total shares of Common Stock authorized for issuance to 149,000,000 and additionally 102,500,000 shares of preferred stock with a par value of $0.0001 per share. Effective immediately on filing date, the Company converted all shares of Common Stock into 0.90144231 shares of Common Stock (the 2018 Reverse Stock Split). All share and data shown in the accompanying consolidated financial statements and related notes have been retroactively revised to reflect the 2018 Reverse Stock Split. Shares of Common Stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities.

On December 23, 2019, the certificate of incorporation was amended to increase the total shares of Common Stock authorized for issuance to 278,000,000 and the total shares of preferred stock authorized for issuance to 212,994,964 with a par value of $0.0001 per share. The total shares of preferred stock authorized comprised 101,962,864 shares of Series A, 77,764,055 shares of Series B-1, and 33,268,045 shares of Series B-2.

On October 20, 2020, the certificate of incorporation was amended to increase the total shares of Common Stock authorized for issuance to 320,000,000 and decrease the total shares of preferred stock authorized for issuance to 10,000,000 with a par value of $0.0001 per share. 300,000,000 shares of the Common Stock were designated as “Voting Common Stock” and 20,000,000 shares of the Common Stock were designated as “Non-Voting Common Stock”.

The holders of shares of Common Stock are entitled to one vote for each share of Common Stock at all meetings of stockholders.

Redeemable convertible preferred stock

On August 16, 2018, the Company entered into the Series A Preferred Stock Purchase Agreement for the purchase and sale of Series A preferred stock for $9.32 per share. The Company received $75.0 million in cash proceeds from the initial purchasers. On September 19, 2018, the Company received an additional $20.0 million in cash proceeds from subsequent purchasers. Additionally, on the initial closing date, $5.6 million in convertible notes plus accrued interest converted into shares of Series A and the notes were subsequently cancelled. The Warrants associated with the convertible notes became exercisable into Series A. Each share of Series A is convertible into Common Stock on a one-for-one basis. In connection with the issuance of Series A, the Company incurred $194,000 in issuance costs which have offset amounts reported as temporary equity as of December 31, 2019. As of December 31, 2020, in connection with the Company’s IPO, all shares of Series A converted into Common Stock.

On December 23, 2019, the Company entered into the Series B-1 and Series B-2 Preferred Stock Purchase Agreement, pursuant to which the investors committed to invest an aggregate amount of up to $125.0 million for the issuance and sale of shares of Series B-1 and Series B-2 (collectively, the Series B), at a price of $10.18690 and $11.20563 per share, respectively. The Company issued 8,344,034 shares of Series B-1 for cash proceeds of $85.0 million at the initial closing on December 23, 2019. The investors also committed to purchase and the Company committed to sell 3,569,630 shares of Series B-2 in a subsequent closing (the Second Closing), contingent upon achievement by the Company of certain development milestones or a receipt of a waiver of achievement of the milestones. No shares of Series B-2 were issued as of December 31, 2019. In connection with the issuance of Series B-1, the Company incurred $442,000 in issuance costs which have offset amounts reported as temporary equity as of December 31, 2019.

Prior to the IPO, the Company issued 3,569,630 shares of Series B-2, which upon the closing of the IPO converted into common stock. In connection with the Company’s IPO, all shares of Series B-1 converted into common stock. As of December 31, 2020, there was 10,000,000 shares of preferred stock authorized and no preferred stock issued.

9. Stock-based compensation

2018 Equity incentive plan

The Company’s 2018 Equity Incentive Plan (the 2018 Plan) allows the Company to issue restricted stock awards and restricted stock units, and to grant incentive stock options or non-qualified stock options. Incentive stock options may be granted only to the Company’s employees including officers and members of the Board who are also employees. Restricted stock awards, restricted stock units and non-qualified stock options may be granted to employees, members of the Board, outside advisors, and consultants of the Company (the Participants). The Company is authorized to issue awards for 4,913,665 shares of Common Stock under the 2018 Plan. The Company has granted awards of common stock in the form of 4,279,693 shares as of December 31, 2020 with none remaining available for future grant. Following the Company’s IPO in October 2020, all future grants will be made under the 2020 Plan (as defined below).

2020 Incentive award plan

The Company adopted the 2020 Incentive Award Plan (the 2020 Plan) effective October 15, 2020. The 2020 Plan provides for a variety of stock-based compensation awards, including stock options, stock appreciation rights, or SARs, restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards, dividend equivalents, or other stock or cash based awards. The Company has granted 3,374,466 shares subject to awards as of December 31, 2020 with 1,068,965 remaining available for future grant.

Following the effectiveness of the 2020 Plan, the Company will not make any further grants under the 2018 Plan. However, the 2018 Plan will continue to govern the terms and conditions of the outstanding awards granted under this plan. Shares of common stock subject to awards granted under the 2018 Plan that are forfeited or lapse unexercised and which following the effective date of the 2020 Plan are not issued under the 2018 Plan will be available for issuance under the 2020 Plan.

2020 Employee stock purchase plan

The Company adopted the 2020 Employee Stock Purchase Plan (the 2020 ESPP) effective on October 15, 2020. The 2020 ESPP will enable eligible employees of the Company to purchase shares of common stock at a discount to fair market value. The Company has initially reserved for issuance 368,901 shares of common stock pursuant to the 2020 ESPP. As of December 31, 2020, no grants of awards under this plan have been made.

Stock options

The exercise price for incentive stock options is at least 100% of the fair market value on the date of grant for stockholders owning less than 10% of the voting power of all classes of stock, or at least 110% of the fair market value for stockholders owning more than 10% of the voting power of all classes of stock. Options generally expire in 10 years and vest over periods determined by the Board, generally 48 months. Certain stock options referred to as “early exercise stock options” permit the holders to exercise the option in whole or in part prior to the full vesting of the option in exchange for unvested shares of Restricted Stock with respect to any unvested portion of the option so exercised.

During the years ended December 31, 2020 and December 31, 2019, the Company’s stock option compensation expense was approximately $2.6 million and $261,000, respectively, and there was no recognized tax benefit in either year. As of December 31, 2020, unamortized expense balance was $38.8 million, to be amortized over a weighted-average period of 3.43 years.

The assumptions that the Company used to determine the grant-date fair value of stock options granted to Participants were as follows, presented on a weighted-average basis:

	2020	2019
Expected term (in years)	5.79	6.06
Risk-free interest rate	0.93%	1.94%
Dividend yield	—	—
Volatility	77.14%	60.24%

Stock option activity during the year ended December 31, 2020 and 2019 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2018	1,062,457	$1.30	9.88	$—

Granted	178,863	$1.30
Exercised	(891,229)	$1.30		37
Forfeited	(3,219)	$1.30
Outstanding as of December 31, 2019	346,872	$1.30	9.01	$744

Granted	5,382,362	$11.42
Exercised	(188,990)	$2.33		810
Forfeited	(52,096)	$1.76
Outstanding as of December 31, 2020	5,488,148	$11.19	9.57	$90,335

Options vested and expected to vest as of December 31, 2020	5,427,891	$11.28	9.58	$88,881
Options vested and exercisable as of December 31, 2020	464,567	$3.20	8.95	$11,360

Options vested and expected to vest as of December 31, 2019	884,623	$1.30	9.01	$1,896
Options vested and exercisable as of December 31, 2019	31,330	$1.30	8.88	$67

The weighted-average grant date fair value of stock options granted was $7.50 per share during the year ended December 31, 2020. The weighted-average grant date fair value of stock options granted was $0.08 per share during the year ended December 31, 2019.

During the years ended December 31, 2020 and December 31, 2019, the Company issued 371,939 and 537,781 and shares of Common Stock, respectively, upon exercise of unvested stock options or purchases for unvested restricted stock awards. As of December 31, 2020 and 2019, there were 396,522 and 577,124 shares of Common Stock, respectively, held by employees subject to repurchase at an aggregate price of $0.6 million and $0.7 million, respectively. A corresponding liability was recorded and included in accrued expenses on the consolidated balance sheet as of December 31, 2020 and 2019.

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

Before the adoption of the Company’s Plan, the Company granted 502,964 restricted stock awards to employees and founders. These restricted stock awards have similar characteristics to the restricted stock awards granted under the Company’s Plan, other than the right of repurchase, which typically lapses over three years with 33% vesting on the first anniversary of the vesting commencement date and 1/36 each month thereafter.

During the years ended December 31, 2020 and December 31, 2019, the Company recorded a total stock-based compensation expense of $361,000 and $492,000, respectively, related to the restricted stock awards. As of December 31, 2020, unrecognized stock-based compensation costs related to outstanding unvested restricted stock awards that are expected to vest were approximately $526,000, expected to be recognized over a weighted-average period of 1.14 years.

The following table summarizes the Company’s restricted common stock activity for years ended December 31, 2020 and 2019:

	Number of Awards	Weighted- Average Grant Date Fair Value	Aggregate Fair Value

Issued and unvested as of December 31, 2018	1,521,387	$0.94	1,430

Restricted stock awards granted	—	$—	—
Restricted stock awards vested	(694,200)	$0.86	(596)
Issued and unvested as of December 31, 2019	827,187	$1.01	$834

Restricted stock awards granted	—		—
Restricted stock awards vested	(418,776)	$0.86	(361)

Issued and unvested as of December 31, 2020	408,411	$1.16	$473

Stock-based compensation expense was allocated as follows for the years ended December 31, 2020 and December 31, 2019:

(in thousands)	2020	2019
Research and development	$1,041	$462
General and administrative	1,934	290
Total	$2,975	$752

10. Fair value

The following tables present the fair value of the Company’s financial instruments that are measured or disclosed at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2020
(in thousands)	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$220,383	$—	$—
U.S. Treasury bonds	23,144	—	—
	$243,527	$—	$—

	Fair Value Measurements as of December 31, 2019
(in thousands)	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$69,565	$—	$—
U.S. Treasury bonds	58,147	—	—
Liabilities:
Warrants	—	—	(461)
Convertible Preferred Stock Liability	—	—	(3,174)
	$127,712	$—	$(3,635)

The level 3 liabilities in the table above are composed of the fair value of Warrants and Conversion Features issued in connection with the Notes, which were subsequently converted into shares of Series A. The fair values of the Warrants and Conversion Features were determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

In order to determine the fair value of the Warrants, the Company utilized a probability-weighted multi-scenario Black-Scholes option-pricing model to determine the fair value of the Warrants by accounting for the probability of multiple possible outcomes, including deemed liquidation events, as best estimated by management. Estimates and assumptions impacting the fair value measurement including the fair value of the underlying shares of Series A, the remaining contractual or expected term of the Warrants, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying preferred stock on an as converted basis. The Company considered the probability of a deemed liquidation event in determining the remaining expected term of the Warrants, which was used as an input to the probability-weighted multi-scenario Black-Scholes option-pricing model adopted in 2019. The Company lacked company-specific historical and implied volatility information of its stock since there was no market prior to the IPO. Therefore, it estimated its expected stock volatility based on the historical volatility of publicly traded guideline companies for a term equal to the remaining contractual or expected term of the Warrants. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual or expected term of the Warrants. The Company estimated no expected dividend yield based on the fact that the Company has never paid or declared dividends and does not intend to do so in the foreseeable future.

The Warrants were converted into shares of Series A stock immediately prior to the IPO and therefore they were retired as of December 31, 2020. The Warrants were measured at fair value under the following assumption as of December 31, 2019:

	2020	2019
Exercise price	$9.32	$9.32
Term (in years)	0.32	2.00 - 3.00
Risk-free interest rate	0.10%	1.63%
Dividend yield	—	—
Volatility	120.00%	75.00%

The fair value of the bifurcated conversion feature was immaterial at inception and is included in the initial fair value of the derivative liabilities. As of December 31, 2020, and 2019, the fair value of the bifurcated conversion feature was $0 as the Notes are converted into shares of Series A preferred stock in August 2018.

The following table sets forth a summary of changes in fair value of the Company’s derivative liability for which fair value was determined by Level 3 inputs:

	Warrants	Redeemable Convertible Preferred Stock Liability
Balance as of December 31, 2018	$861	$—
Exercise of warrants	(52)	—
Change in fair value	(348)	3,174
Balance as of December 31, 2019	$461	$3,174
Exercise of warrants	(137)	—
Change in fair value	296	11,386
Retirement of liability	(620)	(14,560)
Balance as of December 31, 2020	$—	$—

Immediately prior to the IPO, the Redeemable Convertible Preferred Stock Liability was converted in shares of Series B-2 Preferred Stock, which then converted into shares of common stock. As of December 31, 2020, the liability was retired.

As of December 31, 2019, in order to determine the fair value of the Redeemable Convertible Preferred Stock Liability, the Company used a probability weighted multi-scenario Black Scholes hybrid valuation method that accounts for the probability of achieving milestones as estimated by the management. The Redeemable Convertible Preferred Stock Liability has a fair value of $3.2 million at inception, which remained unchanged as of December 31, 2019. The Redeemable Convertible Preferred Stock Liability was measured at fair value under the following assumptions through redemption on October 6, 2020 and as of December 31, 2019:

	2020	2019
Exercise price	$11.21	$11.21
Term (in years)	0.02-0.75	1.27
Risk-free interest rate	0.08%-0.11%	1.55%
Dividend yield	—	—
Volatility	—%	60.00%

The significant unobservable inputs used in the fair value measurement of the Redeemable Convertible Preferred Stock Liability include the probability of milestone achievement and/or milestone achievement waiver, the Series B-2 current or future value estimate under each scenario, the term, and the equity volatility, which is a statistical measure of the dispersion of returns for a given security. Significant increases (decreases) in the milestone achievement and/or milestone waiver would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in assumed current or future Series B-2 value would result in a significantly lower

(higher) fair value measurement. Significant increases (decreases) in the term would result in a significantly higher (lower) fair value measurement. Significant increases (decreases) in the volatility would result in significantly higher (lower) fair value measurements.

11. License agreements and collaborations

Agreement with Emory University (Emory)

In June 2018, the Company entered into a license agreement with Emory (the Emory License Agreement), pursuant to which Emory granted the Company a worldwide, sublicenseable license under certain of its intellectual property rights to make, have made, develop, use, offer to sell, sell, import and export products containing certain compounds relating to Emory’s hepatitis B virus capsid assembly modulator technology, for all therapeutic and prophylactic uses. Such license is initially exclusive with respect to specified licensed patents owned by Emory and non-exclusive with respect to certain of Emory’s specified know-how. Beginning in June 2022, the license to such patents will become non-exclusive with respect to all fields except for the treatment and prevention of HBV; however, the Company may select up to six compounds which will maintain exclusivity with respect to all therapeutic and prophylactic uses. With respect to all other compounds that are enabled by the licensed patents, those which are jointly invented by the Company and Emory or inventors in the Schinazi laboratory, or which are disclosed in a specified licensed patent, are licensed to the Company exclusively including as to Emory; whereas all other such compounds are licensed to the Company non-exclusively. Under the terms of the Emory License Agreement, the Company is obligated to use commercially reasonable efforts to bring licensed products to market in accordance with a mutually agreed upon development plan. Unless terminated earlier by either party in accordance with the provisions thereof, the Emory License Agreement shall continue until the expiration of the last–to-expire of the patents licensed to the Company thereunder.

As consideration for the Emory License Agreement, the Company paid an upfront license fee of $290,000 and issued the Emory Convertible Note of $600,000. As discussed in Note 8, upon issuance of the Series A in August 2018, the Emory Convertible Note and unpaid accrued interest was cancelled and converted into shares of Series A at a conversion price of $9.32 per share.

In June 2020, the Company amended the license agreement with Emory. Pursuant to the amended license agreement, Emory granted the Company additional patent rights to certain compounds targeting the treatment or prevention of HBV. As consideration for the additional rights, the Company made a one-time, non-refundable payment to Emory in the amount of $150,000, with an additional obligation to pay up to a maximum of $35,000. On the same date, the Company entered into a collaboration agreement with Emory, with the initial research plan pertaining to the synthesis and evaluation of the compounds licensed through the additional patent rights granted in the amended license agreement. The research plan terminates one year from the effective date, with the Company having an option to extend for a second year. In connection with the research plan, the Company will provide Emory funding up to $270,000 per year.

The Company has agreed to pay Emory up to an aggregate of $125.0 million upon the achievement of specified development, regulatory, and commercial milestones, and all ongoing patent costs. During the year ended December 31, 2019, the Company had no expenses related to milestone payments. During the year ended December 31, 2020, the Company made a payment of $4.5 million in relation to the first patient dosing in a clinical trial which was the first development milestone per the contract. The Company also agreed to pay Emory tiered single-digit royalties on worldwide annual net sales of licensed products, on a quarterly basis and calculated on a product-by-product basis. With respect to licensed products containing any of a specified subset of the licensed compounds, such royalties range from a mid-single digit to a high-single digit percentage rate. With respect to licensed products which do not contain such compounds, the royalties span a range of percentage rates within the mid-single digits if a Phase 1 clinical trial is initiated for the product within three years of the effective date of the Emory License Agreement, and range from a low-single digit to a mid-single digit rate if a Phase 1 clinical trial is initiated more than three years after the effective date. During the years ended December 31, 2020 and December 31, 2019, the Company made no payments associated with royalties.

Agreement with Luxna Biotech Co., Ltd. (Luxna)

On December 19, 2018, the Company entered into a license agreement with Luxna, pursuant to which Luxna granted the Company an exclusive, worldwide, sublicenseable license under certain of Luxna’s intellectual property rights to research, develop, make, have made, and commercialize for all therapeutic and prophylactic uses, (i) products containing oligonucleotides targeting the hepatitis B virus genome, (ii) products containing certain oligonucleotides targeting up to three genes which contribute to NASH, which the Company may select at any time during the first eight years of the term, to the extent not licensed to a third party, and (iii) products containing oligonucleotides targeting up to three genes which contribute to hepatocellular carcinoma, which the Company may select at any time during the first three years of the term.

As consideration for this agreement, the Company paid an upfront license fee of $600,000, which was recorded as research and development expense during the period from inception through December 31, 2018 and the year ended December 31, 2019.

In April 2020, the Company amended the license agreement with Luxna. Pursuant to the amended license agreement, Luxna granted the Company an exclusive, worldwide license under the licensed patents to research, develop, make, have made and commercialize products containing oligonucleotides targeting three families of viruses: orthomyxoviridae, paramyxoviridae, and coronaviridae (a family which includes SARS-CoV-2). As consideration for the amended license agreement, the Company paid Luxna a one-time non-refundable fee of $200,000.

The Company is obligated to make payments to Luxna, in aggregate, totaling up to but no more than $55.5 million upon the achievement of specified development, regulatory, and commercial milestones. During the years ended December 31, 2020 and December 31, 2019, the Company recognized no expenses related to milestone payments. The Company is also required to pay Luxna a low-single digit royalty percentage on net sale of applicable products, if any. During the years ended December 31, 2020 and December 31, 2019, the Company made no payments associated with royalties.

Agreement with Katholieke Universiteit Leuven (KU Leuven)

On June 25, 2020, the Company entered into a Research, Licensing and Commercialization Agreement (KU Leuven Agreement) with KU Leuven, under which the Company is collaborating with KU Leuven’s Rega Institute for Medical Research, as well as its Centre for Drug Design and Discovery, to research and develop potential protease inhibitors for the treatment, diagnosis or prevention of coronaviruses, including of SARS-CoV-2. Unless terminated earlier by either party in accordance with provisions in the agreement, the collaboration period will terminate at the earlier of completion of all collaboration activities or 2.5 years. In connection with the KU Leuven Agreement, KU Leuven and the Company granted each other exclusive cross-licenses to use certain know-how and existing patents of the other party as well as certain joint know-how and joint patents to carry out research and development collaboration activities during the collaboration period. KU Leuven granted to the Company an exclusive (including as to KU Leuven), worldwide license under certain of KU Leuven’s know-how and existing patents, and certain joint patents and joint know-how, to manufacture and commercialize the licensed products for the treatment, diagnosis or detection of viral infections in humans. KU Leuven reserved the right to use all KU Leuven knowhow, existing KU Leuven patents, joint patents and joint know-how for academic and non-commercial research and teaching purposes. As consideration for this license, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to but no more than $30.0 million upon the achievement of certain commercial sales milestones. For each licensed product developed through KU Leuven and the Company’s collaborative effort, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to $32.0 million upon the achievement of certain development and regulatory milestones. The Company is also required to pay KU Leuven a low-to-mid-single digit royalty percentage, subject to certain adjustments, on net sales of applicable products, if any. Unless terminated earlier by either party, the agreement shall continue until the expiration of the last to expire royalty term, which is the later of the expiration or termination of the last valid patent claim covering the manufacture, use, sale or importation of the licensed product in a particular country or 10 years after the first commercial sale of a licensed product. During the years ended December 31, 2020 and December 31, 2019, the Company recognized no expenses related to milestone payments.

Agreement with Merck

In December 2020, the Company and Merck & Co. entered into an exclusive License and Research Collaboration Agreement under which Merck and the Company agreed to apply the Company’s oligonucleotide platform technology to discover, research, optimize and develop oligonucleotides directed against a NASH target and up to one additional liver-targeted cardiometabolic and/or fibrosis target. Under the terms of the agreement, the Company received an upfront payment from Merck and may receive an additional upfront payment after finalization of a research plan for such additional target. With respect to each collaboration target, the Company will be eligible for up to $458.0 million in development and commercialization milestones as well as tiered royalties on net sales. The Company will be primarily responsible for designing, preparing and evaluating the oligonucleotide molecules and delivering optimized lead molecules, and Merck will be responsible for subsequent research, clinical development and commercialization efforts. The Company determined that the Merck agreement falls within the scope of ASC 808 and we analogized to ASC 606 for the accounting of payments such as upfront payments and other milestones. During the year ending December 31, 2020 the Company recognized no revenue from collaborative arrangements related to milestone payments. The upfront payment received during 2020 was recorded on the consolidated balance sheet as Deferred Revenue from Collaborations.

12. Income taxes

The components of the current provision for income taxes were as follows for the years ended December 31, 2020 and 2019:

(in thousands)	2020	2019
Current:
State	$1	$1
Federal	-	$-
Foreign	160	$85
Total current provision for income taxes	$161	$86

Deferred:
State	$—	$—
Federal	—	—
Foreign	—	—
Total deferred provision for income taxes	$—	$—

The Company did not have any deferred provision for income taxes for the years ended December 31, 2020 and 2019.

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2020 and 2019:

	2020	2019
Income tax computed at federal statutory rate	21.00%	21.00%
State taxes, net of federal benefit	6.90%	8.18%
R&D credit carryovers	1.40%	1.87%
Change in valuation allowance	(27.24)%	(29.71)%
Permanent differences	(0.17)%	(1.32)%
Change in fair value of derivatives	(2.25)%	—
Other	0.21%	(0.18)%
Effective income tax rate	(0.15)%	(0.16)%

The components of the deferred tax assets and liabilities were as follows at December 31:

(in thousands)	2020	2019
Deferred tax assets:
Federal net operating loss carryforward	$31,233	$12,106
State net operating loss carryforward	10,664	4,227
Foreign net operating loss carryforward	33	—
Operating lease liabilities	4,453	3,776
Tax credits	4,639	1,865
Other accruals and reserves	1,558	675
Stock-based compensation	209	—
Other	10	7
	52,799	22,656
Valuation allowance	(49,133)	(19,362)
Net deferred tax assets	$3,666	$3,294
Deferred tax liabilities:
Right of use assets	$(2,857)	$(2,067)
Stock-based compensation	—	(115)
Property and equipment	(809)	(1,112)
Total deferred tax liabilities	$(3,666)	$(3,294)
Total deferred income taxes	$—	$—

Management believes that, based on a number of factors, including the Company’s historical operating performance and accumulated deficit, it is more likely than not that the deferred tax assets will not be utilized, such that full valuation allowance has been recorded against the Company’s deferred tax assets. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized on a jurisdiction by jurisdiction basis. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The valuation allowance increased by $29.7 million during the year ended December 31, 2020.

As of December 31, 2020, the Company had $148.7 million of federal and $152.8 million of state net operating loss (NOL) carryforwards available to offset future taxable income. The Company’s federal NOL carryforwards can be carried forward indefinitely while state NOL carryforwards, if not utilized, will begin expiring in 2038. As of December 31, 2020, the Company had research and development credit carryforwards of $4.1 million and $2.1 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. If not utilized, the federal credit carryforwards will begin expiring in 2038. The California credit carryforwards have no expiration. Under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period), the Company’s ability to use its pre-

change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We performed an IRC Section 382 analysis in 2021 and determined there was an ownership change that resulted in Section 382 limitations. The ownership change limited our ability to utilize net operating losses against future taxable income but will not result in the expiration of any NOLs. We may in the future experience ownership changes as a result of changes in our stock ownership (some of which are not in our control). In addition, under current tax law, federal NOL carryforwards generated in periods after December 31, 2017, may be carried forward indefinitely but, in taxable years beginning after December 31, 2020, may only be used to offset 80% of our taxable income. For these reasons, our ability to utilize our NOL carryforwards and other tax attributes to reduce future tax liabilities may be limited.

The Company adopted the provisions of FASB Accounting Standards Codification (ASC 740-10), Accounting for Uncertainty in Income Taxes, upon the date of incorporation. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. During the years ended December 31, 2020 and 2019, the Company had not recognized any tax-related penalties or interest. At December 31, 2020, the gross unrecognized tax benefit relating to research and development credit was $1.5 million, none of which if recognized would reduce the effective tax rate in a future period, due to the Company’s full valuation allowance on U.S. net deferred tax assets. The Company does not expect that its uncertain tax positions will materially change in the next twelve months. The following table summarizes the changes to the Company’s unrecognized tax benefits:

(in thousands)	2020	2019
Balance, beginning of the period	$637	$79
Increase related to prior year positions	131	—
Increase related to current year positions	768	558
Balance, ending of the period	$1,536	$637

The Company files income tax returns in the United States, California and Massachusetts, and in foreign jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. All tax returns will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any NOLs or credits.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (GILTI) provisions of the Tax Reform Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance allows companies to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which they are subject to the rules (the period cost method), or (ii) account for GILTI in the Company’s measurement of deferred taxes (the deferred method). After completing the analysis of the GILTI provisions, the Company elected to account for GILTI using the period cost method.

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” (the “Act”) was signed into law. The Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company analyzed the provisions of the Act and determined there was no significant impact to its income taxes for the year ended December 31, 2020.

On June 29, 2020, the California Governor signed Assembly Bill 85 (“A.B. 85”), which now becomes California law. A.B. 85, which includes several tax measures, provides for a three-year suspension of the use of net operating losses for medium and large businesses and a three-year cap on the use of business incentive tax credits to offset no more than $5 million of tax per year. Generally, A.B. 85 suspends the use of net operating losses for taxable years 2020, 2021, and 2022 for taxpayers with taxable income of $1 million or more.” Since the Company is not expected to generate California source taxable income of more than $1 million, no material impact is anticipated at this time.

On December 27, 2020, the “Consolidated Appropriations Act, 2021” (the “CAA”) was signed into law. The CAA includes provisions meant to clarify and modify certain items put forth in CARES Act, while providing aid to businesses affected by the pandemic. The CAA allows deductions for expenses paid for by Paycheck Protection Program (“PPP”) and Economic Injury Disaster Loan (“EIDL”) Program, clarifies forgiveness of EIDL advances, and other business provisions. The Company analyzed the provisions of the CAA and determined there was no significant impact to its 2020 tax provision.

13. Commitments and contingencies

From time to time, the Company may have certain contingent liabilities, including legal matters that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. The Company had no contingent liabilities requiring accrual as of December 31, 2020 and 2019.

14. Benefit plans

Defined contribution plans

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company made matching contributions of $432,000 and $274,000 to the plan during the years ended December 31, 2020 and 2019, respectively.

Defined benefit plans—regular pension plan

ASC Topic 715, Compensation—Retirement Benefits, requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s under-funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit post retirement plan in the year in which the changes occur. Accordingly, the Company is required to report changes in its funded status on its consolidated statement of stockholders’ deficit and consolidated statement of operations and comprehensive loss.

Aligos-Belgium offers its employees a regular pension plan in the form of a defined contribution plan (the Regular Pension Plan), which contains a 1.75% legally required minimum rate of return for the participants. The Regular Pension Plan does not meet all the requirements that are needed for recognition of the plans as a defined contribution plan. The Company therefore recognizes the Regular Pension Plan as a defined benefit plan.

Net periodic benefit costs and other amounts recognized in other comprehensive loss for the Regular Pension Plan include the following components for the years ended December 31, 2020 and December 31, 2019:

(in thousands)	2020	2019
Service cost	$186	$94
Expected return on plan assets	(4)	(2)
Interest costs	5	6
Amortization of actuarial gains/(losses)	2	-
Other costs	46	29
Prior service costs	33	58
	268	185
Net actuarial loss (gain) in plan asset and projected benefit obligation recognized in other comprehensive loss	82	86
Total recognized	$350	$271

The net periodic benefit costs, excluding service costs, are included in interest and other income (expense), net on the Company’s consolidated statements of operations and comprehensive loss.

The activities under the Regular Pension Plan are as follow:

(in thousands)	2020	2019
Change in benefit obligation:
Benefit obligation, beginning of year	$560	$317
Service cost	186	94
Interest cost	5	6
Prior service cost	62	58
Actuarial loss (gain)	84	85
Benefit obligation, end of year	897	560
Change in plan assets:
Fair value of plan assets, beginning of year	470	317
Company contributions	186	182
Expected net return on plan assets	4	2
Other costs	(23)	(30)
Actuarial loss	(1)	(1)
Fair value of plan assets, end of year	636	470
Funded status	$(261)	$(90)

The underfunded amount of $261,000 and $90,000 is recognized in accrued liabilities on the consolidated balance sheet as of December 31, 2020 and 2019, respectively. In addition, $84,000 and $85,000 of actuarial loss is recognized in accumulated other comprehensive (loss) income for the years ended December 31, 2020 and December 31, 2019, respectively.

The accumulated benefit obligation for the defined benefit plan was $0.9 million and $0.6 million as of December 31, 2020 and 2019, respectively.

The weighted-average rates used to determine the net periodic benefit costs and projected benefit obligations were as follows:

	2020	2019
Discount rate	0.40%	0.90%
Rate of increased salary levels	1.80%	1.80%
Expected long-term rate of return on assets	0.53%	0.65%

The discount rate used in 2020 and 2019 is based on a yield curve constructed from a portfolio of high-quality, Euro-denominated fixed income investments with various maturities up to 12 years. Each year’s expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate for the projected benefit obligation.

The expected long-term rate of return on plan assets is deemed to equal 0.75%, as guaranteed by the insurance company that holds the fund investments, less 0.1% of asset management fee, resulting in 0.65% prior to July 1, 2020, and a guaranteed rate of return of 0.5%, less 0.1% of asset management fee, resulting in 0.4% for all accruals after July 1, 2020.

The fair values of the Regular Pension Plan assets as of December 31, 2020 and 2019 are as follows:

Significant
Unobservable
Inputs
(in thousands)	(Level 3)
2020:
Sundry liabilities	$-
Insurance policies	706
Current account with insurer	(70)
$636
2019:
Current account with insurer	$(15)
Insurance policies	485
$470

The following table sets forth a summary of changes in fair value of the Regular Pension Plan assets for which fair value was determined by Level 3 inputs:

(in thousands)	2020	2019
Unobservable inputs - beginning	$470	$317
Actual return on plan assets	3	1
Net purchases, sales and settlements	186	182
Transfers out of Level 3 assets	(23)	(30)
Unobservable inputs - ending	$636	$470

The Company anticipates making $297,000 funding contributions to the Regular Pension Plan in 2021.

Estimated future benefit payments are as follows:

Fiscal year (in thousands):
2021	$6
2022	4
2023	4
2024	3
2025	3
2026−2030	23
$43

Defined benefit plans—Top Hat Plan

In Aligos-Belgium, the Company established a pension bonus complementary plan (the Top Hat Plan), where the bonus payments to each participant are added to the Top Hat Plan. The annual contributions to this plan are based on performance and determined on a discretionary basis by the Company. The Top Hat Plan contains a legal yield guarantee of 1.75%. The Top Hat Plan became effective as of January 1, 2019.

In 2019, the Company accounted for the Top Hat Plan in accordance with ASC 715—Compensation—Retirement Benefits, once it became effective. The Top Hat Plan does not meet all the requirements that are needed for recognition as a defined contribution plan. The Company therefore recognizes the Top Hat Plan as a defined benefit plan.

Net periodic benefit costs and other amounts recognized in other comprehensive loss for the Top Hat Plan included the following components for the years ended December 31, 2020 and December 31, 2019, respectively:

(in thousands)	2020	2019
Prior service costs	$794	$348
Interest costs	8	5
Other costs	114	27
	$916	$380
Net actuarial loss in plan asset and projected benefit obligation recognized in other comprehensive loss	52	32
Total recognized	$968	$412

The net periodic benefit costs, excluding prior service costs, are included in other expenses on the Company’s consolidated statements of operations and comprehensive loss.

The activities under the Top Hat Plan were as follow for the years ended December 31, 2020 and December 31, 2019, respectively:

(in thousands)	2020	2019
Change in benefit obligation:
Benefit obligation, beginning of year	$649	$261
Prior service cost	834	348
Internal transfer	180	—
Interest expense	8	5
Actuarial loss	58	35
Benefit obligation, end of year	$1,729	$649
Change in plan assets:
Fair value of plan assets, beginning of year	$237	$(20)
Company contributions	496	281
Other costs	(100)	(27)
Internal transfer	(10)	—
Actuarial gain	6	3
Fair value of plan assets, end of year	$629	$237
Funded status	$(1,100)	$(412)

The underfunded amounts of $1.1 million and $412,000 is recognized in accrued liabilities on the consolidated balance sheet as of December 31, 2020 and December 31, 2019, respectively. In addition, $52,000 and $32,000 of actuarial loss is recognized in accumulated other comprehensive (loss) income for the years ended December 31, 2020 and December 31, 2019, respectively.

The accumulated benefit obligation for the Top Hat Plan was $1.7 million and $0.6 million as of December 31, 2020 and December 31, 2019, respectively.

The weighted-average rates used to determine the net periodic benefit costs and projected benefit obligations were as follows:

	2020	2019
Discount rate	0.40%	1.90%
Rate of increased salary levels	1.80%	1.80%
Expected long-term rate of return on assets	0.00%	0.00%

The discount rate used in 2020 and 2019 is based on a yield curve constructed from a portfolio of high-quality, Euro-denominated fixed income investments with various maturities up to 12 years. Each year’s expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate for the projected benefit obligation.

The expected long-term rate of return on plan assets is deemed to equal 0.00%, as there is no guarantee of return from the insurance company holding the investments.

The fair values of the Top Hat Plan assets as of December 31, 2020 and December 31, 2019 were as follows:

	Significant
	Unobservable
	Inputs
	(Level 3)
(in thousands)	2020	2019

Sundry liabilities	$(797)	$(27)
Insurance policies	1,426	264
	$629	$237

The following table sets forth a summary of changes in fair value of the Top Hat Plan assets in 2020 and 2019 for which fair value was determined by Level 3 inputs:

(in thousands)	2020	2019
Unobservable inputs - beginning	$237	$(20)
Actual return on plan assets	6	3
Net purchases, sales and settlements	496	281
Transfers out of Level 3 assets	(110)	(27)
Unobservable inputs - ending	$629	$237

The Company anticipates making $0.6 million in funding contributions to the Top Hat Plan in 2021.

Estimated future benefit payments are as follows:

Fiscal year (in thousands):	2020	2019
2021	$4	$2
2022	4	2
2023	4	2
2024	4	2
2025	5	2
2026 - 2030	39	10
	$60	$20

15. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company:

	Year Ended December 31,
	2020	2019
Net loss	$(108,543)	$(52,264)
Weighted average common stock outstanding, basic and diluted	9,988,191	2,007,173
Net loss per share – basic and diluted	$(10.87)	$(26.04)

The Company’s potentially dilutive securities, which include redeemable convertible preferred stock, forward contracts to issue Preferred Stock, options to purchase common stock and unvested restricted stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of Common Stock outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential shares of Common Stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2020	2019
Convertible preferred stock	—	19,163,877
Forward contract to issue convertible preferred stock	—	3,569,630
Options to purchase common stock	3,344,765	884,623
Unvested restricted stock	408,396	827,187
Warrants to purchase preferred stock	—	120,701
	3,753,161	24,566,018

16. Subsequent events

The Company has evaluated all events occurring past the balance sheet date, during which time, nothing has occurred outside the normal course of business operations that would require disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10‑K. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

Management’s annual report on internal control over financial reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Inherent limitation on the effectiveness over financial reporting

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely.  Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Business Conduct and Ethics. This code is publicly available on our website at investor.aligos.com under the Governance section. If we make any amendments to this code other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website at aligos.com or in a Current Report on Form 8-K filed with the SEC.

The remaining information required by this item, including information about our Directors, Executive Officers and Audit Committee, is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2020.

Item 11. Executive Compensation.

The information required by this Item will be set forth in the section headed “Executive Compensation” in our Proxy Statement and is incorporated in this Annual Report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be set forth in the section headed “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement and is incorporated in this Annual Report by reference.

Information regarding our equity compensation plans will be set forth in the section headed “Executive Compensation” in our Proxy Statement and is incorporated in this Annual Report by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be set forth in the section headed “Transactions with Related Persons” in our Proxy Statement and is incorporated in this Annual Report by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be set forth in the section headed “—Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated in this Annual Report by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as a part of this Annual Report on Form 10-K:
1.	Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

2.	All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.
3.	The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

Item 16. Form 10-K Summary.

None.

Exhibit Index

		Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	8-K	10/20/2020	3.1
3.2	Amended and Restated Bylaws.	8-K	10/20/2020	3.2
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Common Stock Certificate.	S-1/A	10/9/2020	4.2
4.3	Description of Securities.				X
10.1(a)†	Aligos Therapeutics/Emory University License Agreement by and between Aligos Therapeutics, Inc. and Emory University, dated June 26, 2018.	S-1	9/25/2020	10.1(a)
10.1(b)†	First Amendment to License Agreement by and between Aligos Therapeutics, Inc. and Emory University, dated June 18, 2020.	S-1	9/25/2020	10.1(b)
10.2(a)†	License Agreement by and between Aligos Therapeutics, Inc. and Luxna Biotech Co., Ltd., dated December 19, 2018.	S-1	9/25/2020	10.2(a)
10.2(b)†	Amendment to License Agreement by and between Aligos Therapeutics, Inc. and Luxna Biotech Co., Ltd., dated April 8, 2020.	S-1	9/25/2020	10.2(b)
10.3	Lease between Aligos Therapeutics, Inc. and Britannia Biotech Gateway Limited Partnership, dated June 21, 2018.	S-1	9/25/2020	10.3
10.4	Amended and Restated Investors’ Rights Agreement dated October 9, 2020.	S-1/A	10/9/2020	10.4
10.5(a)#	2018 Equity Incentive Plan, as amended.	S-1	9/25/2020	10.5(a)
10.5(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under 2018 Equity Incentive Plan, as amended.	S-1	9/25/2020	10.5(b)
10.5(c)#	Form of Early Exercise Stock Option Grant Notice and Stock Option Agreement under 2018 Equity Incentive Plan, as amended.	S-1	9/25/2020	10.5(c)
10.5(d)#	Form of International Stock Option Grant Notice and Stock Option Agreement under 2018 Equity Incentive Plan, as amended.	S-1	9/25/2020	10.5(d)
10.6(a)#	2020 Incentive Award Plan.	S-1/A	10/9/2020	10.6(a)
10.6(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2020 Incentive Award Plan.	S-1/A	10/9/2020	10.6(b)
10.6(c)#	Form of Restricted Stock Award Agreement under the 2020 Incentive Award Plan.	S-1/A	10/9/2020	10.6(c)
10.6(d)#	Form of Restricted Stock Unit Award Grant Notice under the 2020 Incentive Award Plan.	S-1/A	10/9/2020	10.6(d)
10.7#	2020 Employee Stock Purchase Plan.	S-1/A	10/9/2020	10.7
10.8#	Employment Agreement by and between Aligos Therapeutics, Inc. and Lawrence M. Blatt, Ph.D., dated August 16, 2018.	S-1/A	10/9/2020	10.8
10.9#	Employment Agreement by and between Aligos Therapeutics, Inc. and Leonid Beigelman, Ph.D., dated August 16, 2018.	S-1/A	10/9/2020	10.9
10.10#	Confirmatory Employment Letter by and between Aligos Therapeutics, Inc. and Lucinda Quan, J.D., dated May 14, 2019.	S-1/A	10/9/2020	10.10
10.11#	Non-Employee Director Compensation Program.	S-1/A	10/9/2020	10.11

10.12	Form of Indemnification Agreement for directors and officers.	S-1/A	10/9/2020	10.12
21.1	Subsidiaries of Registrant.	S-1	9/25/2020	21.1
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included on signature page to this Form 10-K).				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

† Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) would likely cause competitive harm if publicly disclosed.

# Indicates management contract or compensatory plan.

* The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Aligos Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aligos Therapeutics, Inc.

Date: March 23, 2021	By:	/s/ Lawrence M. Blatt
Lawrence M. Blatt, Ph.D.
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Lawrence M. Blatt, Ph.D., Lesley Ann Calhoun and Lucinda Quan, J.D., and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lawrence M. Blatt	Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2021
Lawrence M. Blatt, Ph.D.

/s/ Lesley Ann Calhoun	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2021
Lesley Ann Calhoun

/s/ Leonid Beigelman	President and Director	March 23, 2021
Leonid Beigelman, Ph.D.

/s/ K. Peter Hirth	Director	March 23, 2021
K. Peter Hirth, Ph.D.

/s/ Jack B. Nielsen	Director	March 23, 2021
Jack B. Nielsen

/s/ Peter Moldt	Director	March 23, 2021
Peter Moldt, Ph.D.

/s/ Carole Nuechterlein	Director	March 23, 2021
Carole Nuechterlein

/s/ Thomas Woiwode	Director	March 23, 2021
Thomas Woiwode, Ph.D.

/s/ Kathleen Sereda Glaub	Director	March 23, 2021
Kathleen Sereda Glaub