Form 10-Q
period 2021-03-31
Aligos Therapeutics, Inc.
filed 2021-05-10
CIK 1799448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 7, 2021, the registrant had 38,153,690 shares of common stock, $0.0001 par value per share, outstanding, comprised of 35,061,352 shares of voting common stock, $0.0001 par value per share and 3,092,338 shares of non-voting common stock, $0.0001 par value per share.

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

In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•

the scope, progress, results and costs of developing our drug candidates or any other future drug candidates, and conducting nonclinical studies and clinical trials, including our ALG‑010133 and ALG‑000184 Phase 1 clinical trials;

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
•

our expectations regarding the potential market size and size of the potential patient populations for ALG‑010133 and ALG‑000184, our other drug candidates and any future drug candidates, if approved for commercial use;

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

i

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

The summary risk factors described above should be read together with the text of the full risk factors below in the section entitled “Risk Factors” and the other information set forth in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations, and future growth prospects.

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION	1

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020	1

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2021 and 2020	2

	Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2021 and 2020	3

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020	5

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION	30

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	81

Item 3.	Defaults Upon Senior Securities	81

Item 4.	Mine Safety Disclosures	81

Item 5.	Other Information	81

Item 6.	Exhibits	82

Signatures		83

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALIGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$200,362	$220,383
Restricted cash	556	560
Short-term investments	13,053	23,130
Other current assets	5,855	5,944
Total current assets	219,826	250,017
Operating lease right-of-use assets	6,953	6,901
Property and equipment, net	7,573	8,007
Other assets	188	377
Total assets	$234,540	$265,302

LIABILITIES, PREFERRED STOCK,
AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,810	$3,313
Accrued liabilities	12,283	16,564
Operating lease liabilities, current	2,512	2,442
Finance lease liabilities, current	45	64
Deferred revenue from collaborations, current	7,581	7,891
Total current liabilities	25,231	30,274
Operating lease liabilities, net of current portion	10,183	10,371
Finance lease liabilities, net of current portion	130	130
Other liabilities	267	379
Deferred revenue from collaborations, net of current portion	3,509	4,109
Total liabilities	39,320	45,263
Commitments and contingencies (Note 12)
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2021 and December 31, 2020; no shares issued and outstanding as of March 31, 2021 and December 31, 2020	-	-
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 320,000,000 shares authorized as of March 31, 2021 (unaudited) and December 31, 2020, respectively; 38,147,205 and 38,120,606 shares issued and outstanding as of March 31, 2021 (unaudited) and December 31, 2020, respectively	4	4
Additional paid-in capital	397,857	394,963
Accumulated deficit	(202,414)	(174,740)
Accumulated other comprehensive loss	(227)	(188)
Total stockholders’ equity	195,220	220,039
Total liabilities, preferred stock, and stockholders’ equity (deficit)	$234,540	$265,302

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenue from collaborations	$910	$-
Operating expenses:
Research and development	22,869	17,302
General and administrative	5,781	3,419
Total operating expenses	28,650	20,721
Loss from operations	(27,740)	(20,721)
Interest and other income, net	111	692
Loss before income tax expense	(27,629)	(20,029)
Income tax expense	(45)	—
Net loss	(27,674)	(20,029)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	(41)	401
Unrealized gain on pension plans	2	166
Other comprehensive income (loss)	(39)	567
Comprehensive loss	$(27,713)	$(19,462)
Net loss per share, basic and diluted	$(0.74)	$(7.56)
Weighted average shares of common stock, basic and diluted	37,434,261	2,648,885

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2020	38,120,606	4	394,963	(174,740)	(188)	220,039
Issuance of common stock upon exercise of stock options	26,599	-	96	-	-	96
Stock-based compensation	-	-	2,756	-	-	2,756
Vesting of early exercised common stock options	-	-	42	-	-	42
Other comprehensive income	-	-	-	-	(39)	(39)
Net loss	-	-	-	(27,674)	-	(27,674)
Balance as of March 31, 2021	38,147,205	$4	$397,857	$(202,414)	$(227)	$195,220

The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended March 31, 2020
	Series A Redeemable Convertible Preferred Stock		Series B-1 Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance as of December 31, 2019	10,819,843	100,695	8,344,034	81,384	3,927,803	-	1,421	(66,197)	(115)	(64,891)
Issuance of Series A stock upon exercise of Series A warrants	37,555	487	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	331	-	-	331
Vesting of early exercised common stock	-	-	-	-	-	-	-	-	-	-
Issuance of common stock upon exercise	-	-	-	-	-	-	-	-	-	-
of stock options	-	-	-	-	13,672	-	18	-	-	18
Vesting of early exercised options from					-	-	-	-	-	-
existing exercises	-	-	-	-	-	-	63	-	-	63
Other comprehensive income	-	-	-	-	-	-	-	-	567	567
Net loss	-	-	-	-	-	-	-	(20,029)	-	(20,029)
Balance as of March 31, 2020	10,857,397	$101,182	8,344,034	$81,384	3,941,476	$-	$1,833	$(86,226)	$452	$(83,941)

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(27,674)	$(20,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments	37	5
Amortization of right of use assets	132	129
Depreciation expense	741	331
Stock-based compensation	2,756	606
Change in fair value of derivative liability	-	(20)
Change in fair value of redeemable convertible preferred stock liabilities	-	(166)
Changes in operating assets and liabilities:
Other assets	277	(528)
Right of use assets	-	(249)
Accounts payable	(502)	(304)
Accrued liabilities	(4,239)	183
Operating lease liabilities	(303)	(277)
Other liabilities	(111)	-
Deferred revenue from collaborations	(910)	-
Net cash and cash equivalents used in operating activities	(29,796)	(20,319)
Cash flows from investing activities:
Activities in available-for-sale investments:
Purchase of short-term investments	-	(32,096)
Purchase of long term investments	-	(13,183)
Activities in held-to-maturity investments:
Maturities of investments	10,000	22,600
Purchases of property and equipment	(307)	(1,090)
Net cash and cash equivalents provided by (used in) investing activities	9,693	(23,769)
Cash flows from financing activities:
Proceeds from exercise of warrants for series A convertible preferred stock	$-	$350
Payment of Series B-1 redeemable convertible preferred stock issuance cost	-	(405)
Payments on finance lease	(18)	(11)
Proceeds from the exercise of common stock option	96	18
Net cash and cash equivalents provided by (used in) financing activities	78	(48)
Net decrease in cash, cash equivalents, and restricted cash	(20,025)	(44,136)
Cash, cash equivalents, and restricted cash, beginning of period	220,943	70,103
Cash, cash equivalents, and restricted cash, end of period	$200,918	$25,967

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Reconciliation to amounts on the consolidated balance sheet:
Cash and cash equivalents	$200,362	$25,415
Restricted cash	556	552
Total cash, cash equivalents, and restricted cash	$200,918	$25,967
Supplemental disclosures of cash flow information:
Interest paid	-	2
Supplemental disclosures of noncash financing and investing activities:
Leasehold improvement directly paid by landlord	$-	$79
Mark to market adjustment for available-for-sale investments	$41	$401
Acquisition of right of use asset through operating lease obligation	$184	$-
Change in fair value of derivative liability upon exercise of warrants	$-	$137
Vesting of early exercised options	$42	$63
Property and equipment purchases in accounts payable	$-	$399
Change in pension obligation	$(2)	$166

The accompanying notes are an integral part of these consolidated financial statements.

ALIGOS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In dollars, expect share and per share data)

1.	Organization

Description of business

Aligos Therapeutics, Inc. (Aligos-US) was incorporated in the state of Delaware on February 5, 2018 (inception). On September 10, 2018, the Company formed Aligos Belgium BVBA (Aligos-Belgium), a limited liability company organized under the laws of Belgium. On March 30, 2020, the Company formed as a wholly owned subsidiary, Aligos Australia Pty LTD (Aligos-Australia), a proprietary limited company, and together with Aligos-US and Aligos-Belgium being the Company or Aligos.

Aligos is a clinical-stage biopharmaceutical company developing novel therapeutics to address unmet medical needs in viral and liver diseases, including chronic hepatitis B and coronaviruses therapeutics for non-alcoholic steatohepatitis (NASH).

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

Initial public offering

On October 20, 2020, the Company closed its IPO and issued 10,000,000 shares of its common stock at a public offering price of $15.00 per share for net proceeds of $135.4 million, after deducting underwriting discounts and commissions of $10.5 million and expenses of $4.1 million. In connection with the IPO, all shares of Series A redeemable convertible preferred stock (Series A), Series B-1 redeemable convertible preferred stock (Series B-1) and Series B-2 redeemable convertible preferred stock (Series B-2) converted into 19,761,870 shares of voting common stock and 3,092,338 shares of non-voting common stock. On November 5, 2020, the underwriters of the IPO partially exercised their overallotment option by purchasing an additional 1,150,000 shares from the Company, resulting in an additional $16.0 million in net proceeds, after deducting underwriting discounts and commissions of $1.2 million.

Liquidity

The Company has incurred losses and negative cash flows from operations since its inception. As of March 31, 2021 and December 31, 2020, the Company had an accumulated deficit of $202.4 million and $174.7 million, respectively. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of expanded research and development activities.

As of March 31, 2021, the Company has unrestricted cash, cash equivalents and investments of approximately $213.4 million which is available to fund future operations. The Company expects to continue to spend substantial amounts to continue the nonclinical and clinical development of its current and future programs. If the Company is able to gain marketing approval for drug candidates that are being developed, it will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of the Company’s planned and anticipated clinical trials is highly uncertain, the Company cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate the Company may develop.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (ASC), and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB).

The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2021.

Principles of consolidation

The accompanying condensed consolidated financial statements include Aligos-US and its wholly owned subsidiaries Aligos-Belgium and Aligos-Australia. All intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to assets and liabilities, and disclosures of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Areas where management uses subjective judgments include but are not limited to right-of-use assets, lease obligations, impairment of long-lived assets, stock-based compensation, accrued research and development costs, pension liabilities, revenue from collaborations and deferred revenue in the accompanying condensed consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Unaudited interim financial information

The accompanying consolidated balance sheet as of March 31, 2021, the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020, the consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three months ended March 31, 2021 and 2020, and the consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 are unaudited. The unaudited consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of March 31, 2021 and the consolidated results of its operations and cash flows for the three months ended March 31, 2021 and 2020. The consolidated financial data and other information disclosed in these notes related to the three months ended March 31, 2021 and 2020 are unaudited. The consolidated results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.

Foreign currency

The Company’s foreign subsidiaries use the U.S. dollar as their functional currency, and they initially measure the foreign currency denominated assets and liabilities at the transaction date. Monetary assets and liabilities are then re-measured at exchange rates in effect at the end of each period, and non-monetary assets and liabilities are converted at historical rates. A re-measurement gain was recognized during the three months ended March 31, 2021 and 2020 of $50,000 and $45,000, respectively, and are reflected within interest and other income, net on the consolidated statements of operations and comprehensive loss.

Segment information

The Company has determined that the Chief Executive Officer is its Chief Operating Decision Maker. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis for the purposes of assessing the performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single reportable segment. No product revenue has been generated since inception.

The Company has $6.3 million and $1.3 million of fixed assets in Aligos-US and Aligos-Belgium, respectively, as of March 31, 2021 and $6.6 million and $1.4 million of fixed assets in Aligos-US and Aligos‑Belgium, respectively as of December 31, 2020.

Cash equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents.

Restricted cash

As of March 31, 2021 and December 31, 2020, the restricted cash balance was $556,000 and $560,000, respectively, and was used to secure the letters of credit in relation to the Company’s operating leases and deposits on rental assets (Note 6).

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

Impairment of long-lived assets

The Company regularly reviews the carrying amount of its property, equipment and intangible assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. No impairment charges were recorded during the three months ended March 31, 2021 or 2020.

Investments

The Company determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity, otherwise debt securities are classified as available-for sale. Held-to-maturity securities are carried at amortized cost. Available-for-sale debt securities are measured and reported at fair value using quoted prices in active markets for similar securities. Unrealized gains and losses on available-for-sale debt securities are reported as a separate component of stockholders’ equity. Premiums or discounts from par value are amortized to investment income over the life of the underlying investment. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in interest and other income, net within the condensed consolidated statements of operations and comprehensive loss.

For both held-to-maturity and available-for-sale investments, the Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. If the Company believes an impairment of a security position is other than temporary, based on available quantitative and qualitative information as of the report date, the loss will be recognized as other income in the Company’s condensed consolidated statements of operations and a new cost basis in the investment is established. No impairment charges were recorded during the three months ended March 31, 2021 and 2020.

As of March 31, 2021 and December 31, 2020, short-term investments consisted of U.S. Treasury securities with original maturities of less than one year.

Research and development expenses

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries, stock-based compensation and benefits, facilities costs, depreciation, and third-party license fees. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are expensed as incurred. In-process research and development (IPR&D) expense represents the costs to acquire technologies to be used in research and development that have not reached technological feasibility or have no alternative future uses and thus are expensed as incurred. IPR&D expense also includes upfront license fees and milestones paid to collaborators for technologies with no alternative use.

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

When the Company enters into collaboration arrangements, the Company assesses whether the arrangement falls within the scope of ASC 808, Collaborative Arrangements (ASC 808) based on whether the arrangement involves joint operating activities and whether both parties would be active participants and would be exposed to significant risks and rewards of the arrangement. To the extent that the arrangement falls within the scope of ASC 808, the Company assesses whether the payments between the parties fall within the scope of other accounting literature such as ASC 606, Revenue from Contracts with Customers (ASC 606).

During the three months ended March 31, 2021 and 2020, no milestones were met and no royalties were due; therefore, the Company did not pay or expense any milestone or royalties.

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

The fair value of each restricted stock award is determined based on the number of shares granted and the value of the Company’s common stock on the date of grant. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model requires the use of a number of complex assumptions including the fair value of the common stock, expected volatility, risk-free interest rate, expected dividends, and expected term of the option. The Company had been a private company prior to the IPO and lacks company-specific historical and implied fair value information. Therefore, the Board of Directors (the Board) of the Company considered numerous objective and subjective factors to determine the fair value of the Company’s common stock options at each meeting in which awards were approved. The factors considered include, but are not limited to (i) the results of contemporaneous independent third-party valuations of the Company’s common stock and the prices, rights, preferences and privileges of the Company’s redeemable convertible preferred stock relative to those of its common stock; (ii) the lack of marketability of the Company’s common stock; (iii) actual operating and financial results; (iv) current business conditions and projections; (v) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions, and (vi) precedent transactions involving the Company’s shares.

The Company determined the expected stock volatility using a weighted average of the historical volatility of a group of guideline companies that issued options with substantially similar terms, and expects to continue to do so until such time as the Company has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the simplified method for awards that qualify as plain-vanilla options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

See Note 9 for the assumptions used by the Company in determining the grant date fair value of stock-based awards granted, as well as a summary of the stock-based award activity under the Company’s stock-based compensation plan, for the three months ended March 31, 2021 and 2020.

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

3.	Property and equipment

The components of property and equipment as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
Leasehold improvements	$5,660	$5,655
Lab equipment	5,145	4,833
Computer equipment	978	942
Furniture and office equipment	459	459
Vehicles	296	296
Asset under construction	19	65
Total, at cost	12,557	12,250
Accumulated depreciation	(4,984)	(4,243)
Total, net	$7,573	$8,007

Depreciation expense was $741,000 for the three months ended March 31, 2021, and $331,000 for the three months ended March 31, 2020, respectively. Finance leases are also included in property and equipment as vehicles on the condensed consolidated balance sheets (Note 6).

4.	Investments

As of March 31, 2021 and December 31, 2020, amortized cost, gross unrealized gains and losses, and estimated fair values of total fixed-maturity securities were as follows:

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Available-for-sale securities
U.S. Treasury bonds	13,026	27	-	13,053
	$13,026	$27	$-	$13,053

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Held-to-maturity securities:
U.S. Treasury bonds	10,002	14	-	10,016
Available-for-sale securities
U.S. Treasury bonds	13,060	68	-	13,128
	$23,062	$82	$-	$23,144

Changes in fair value are related to changes in market interest rates. The Company expects to collect all contractual principal and interest payments.

The following is a summary of maturities of securities held-to-maturity and available-for-sale as of March 31, 2021:

	Available-for-sale
	Amortized Cost	Estimated Fair Value
Amounts maturing in:
One year or less	$13,026	$13,053
Total investments	$13,026	$13,053

The Company recorded interest income of $105,000 for three months ended March 31, 2021, and $468,000 for the three months ended March 31, 2020, respectively, as a component of interest and other income, net on the Company’s condensed consolidated statement of operations and comprehensive loss.

5.	Accrued liabilities

Accrued liabilities consisted of the following as of:

	March 31,	December 31,
	2021	2020
Accrued payables	$6,927	$7,274
Accrued compensation	3,941	8,554
Liability with early exercised stock options	528	569
Other	887	167
Total	$12,283	$16,564

6.	Leases

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the Company recognizes lease expense for these leases on a straight-line basis over the lease terms. Leases with terms greater than 12 months are included in operating lease ROU assets and operating lease liabilities in the Company’s condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Maturities of lease liabilities as of March 31, 2021 and are as follows:

	Operating Lease	Finance Lease
Year ending December 31:
2021, remainder	$2,026	$59
2022	2,799	78
2023	2,754	41
2024	2,678	1
2025	2,772	-
Thereafter	3,642	-
Less: imputed interest	(3,976)	(4)
Present value of lease liabilities	12,695	175
Less: current portion	(2,512)	(45)
Lease liabilities net of current portion	$10,183	$130

The components of lease expense were as follows for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Operating lease cost	$469	$462
Finance lease cost:
Amortization of right-of-use assets	$18	$17
Interest on lease liabilities	1	2
Total finance lease cost	$19	$19

The Company made payments of $638,000 during the three months ended March 31, 2021, respectively, and $607,000 during the three months ended March 31, 2020, respectively, which are included as cash flow from operations on the condensed consolidated statements of cash flows.

As of March 31, 2021 and December 31, 2020, $296,000 of finance lease ROU assets were presented as part of property and equipment on the condensed consolidated balance sheet with accumulated amortization of $126,000 and $107,000, respectively.

Additional information related to the Company’s leases was as follows as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Operating Lease:
Weighted-average remaining lease term (years)	5.83	5.97
Weighted-average discount rate	9.38%	9.35%
Finance Lease:
Weighted-average remaining lease term (years)	2.44	2.68
Weighted-average discount rate	3.14%	3.15%

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

The Company recorded the Warrants initially at fair value (Note 10) as derivative liabilities on the consolidated balance sheet with the value being allocated to the notes as a debt discount. The fair value of the Warrants upon issuance on April 20, 2018 and June 6, 2018, was $0.7 million and $238,000, respectively. The fair value of the Warrants was $0 and $0 as of March 31, 2021 and December 31, 2020, respectively as, due to the IPO in October 2020, all outstanding warrants were automatically exercised for the issuance of Common Stock, and upon that exercise, such warrants were no longer outstanding.

No warrants were exercised during the three months ended March 31, 2021, or during the three months ended March 31, 2020. As Series A contained a conditional obligation for the Company to repurchase the shares for cash consideration, the Warrants were exercised as of the IPO date, with changes in fair value being recorded on the consolidated statements of operations and comprehensive loss. The Company recorded a change in fair value of derivative liabilities of $0 and $20,000 for the three months ended March 31, 2021 and March 31, 2020, respectively.

Redeemable convertible preferred stock liability

In connection with the issuance of shares of Series B-1 (Note 8), the Series B-1 preferred stockholders committed to purchase and the Company committed to sell 3,569,630 shares of Series B-2 at a price of $11.20563 per share in a subsequent closing, contingent upon the achievement of certain developmental milestones or a receipt of a waiver of achievement of the milestones. The Redeemable Convertible Preferred Stock Liability is considered a freestanding instrument that qualifies as a liability under ASC Topic 480, Distinguishing Liabilities from Equity as the Company is committed to issue an instrument that ultimately may require a transfer of assets. The liability is accounted for at fair value and re-measured at each reporting date (Note 10). On the date of the initial closing, the Company recorded the Redeemable Convertible Preferred Stock Liability at a fair value of $3.2 million. As of March 31, 2021 and December 31, 2020, all of the Series B-2 shares were issued and then, as a result of the IPO, converted to shares of common stock. The Company recorded a change in fair value of the liability of $0 and $166,000 during the three months ended March 31, 2021 and 2020.

8.	Capital stock

Common stock

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

 On December 23, 2019, the Company entered into the Series B-1 and Series B-2 Preferred Stock Purchase Agreement (the Series B Purchase Agreement), pursuant to which the investors committed to invest an aggregate amount of up to $125.0 million for the issuance and sale of shares of Series B-1 and Series B-2 (collectively, the Series B), at a price of $10.18690 and $11.20563 per share, respectively. The Company issued 8,344,034 shares of Series B-1 for cash proceeds of $85.0 million at the initial closing. The investors also committed to purchase and the Company committed to sell 3,569,630 shares of Series B-2 in a subsequent closing (the Second Closing), contingent upon achievement by the Company of certain development milestones or a receipt of a waiver of achievement of the milestones. No shares of Series B-2 were issued as of March 31, 2021. In connection with the issuance of Series B-1, the Company incurred $442,000 in issuance costs which have offset amounts reported as temporary equity as of December 31, 2019.

Prior to the IPO, the Company issued 3,569,630 shares of Series B-2, which upon the closing of the IPO converted into common stock. In connection with the Company’s IPO, all shares of Series B-1 converted into common stock. As of December 31, 2020, there was 10,000,000 shares of preferred stock authorized and no preferred stock issued.

9.	Stock-based compensation

Stock options

During the periods ended March 31, 2021 and 2020, the Company’s stock option compensation expense was approximately $2.7 million and $240,000, respectively, and there was no recognized tax benefit in either of the periods. As of March 31, 2021, unamortized expense balance was $37.1 million, to be amortized over a weighted average period of 3.21 years.

Stock option activity during the three months ended March 31, 2021 is as follows:

	Time-based options
	Shares subject to options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	5,488,148	$11.19	9.57	$90,335
Granted	59,500	$26.46
Exercised	(26,207)	$3.50		$92
Cancelled	(5,718)	$3.01
Outstanding as of March 31, 2021	5,515,723	$11.40	9.35	$62,548

Options vested and expected to vest as of March 31, 2021	5,460,481	$11.48	9.35	$61,485
Options vested and exercisable as of March 31, 2021	752,171	$6.36	8.98	$12,321

The weighted-average grant date fair value of options granted was $17.33 per share during the three months ended March 31, 2021.

Restricted stock awards

During the three months ended March 31, 2021 and 2020, the Company recorded a total stock-based compensation expense of $90,000 and $90,000 related to the restricted stock awards. As of March 31, 2021, unrecognized stock-based compensation expense related to outstanding unvested shares of restricted stock that are expected to vest were approximately $421,000, expected to be recognized over a weighted-average period of 1.00 years.

The following table summarizes the Company’s restricted common stock activity for the three months ended March 31, 2021:

	Number of Awards	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Issued and unvested as of January 1, 2021	408,411	1.15	470
Restricted stock awards granted	—	—	—
Restricted stock awards vested	(104,700)	0.86	(90)
Issued and unvested as of March 31, 2021	303,711	1.25	380

Stock-based compensation expense was allocated as follows for the three months ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Research and development	$1,709	$172
General and administrative	1,047	159
Total	$2,756	$331

During the three months ended March 31, 2021, the Company issued 317,456 shares of common stock, upon exercise of unvested stock options or purchases for unvested restricted stock awards. As of March 31, 2021 and December 31, 2020, there were 338,358 and 396,522 shares of Common Stock held by employees subject to repurchase at an aggregate price of $0.5 million and $0.6 million, respectively. A corresponding liability was recorded and included in accrued expenses on the condensed consolidated balance sheet as of March 31, 2021 and December 31, 2020, respectively.

10.	Fair value

The following tables present the fair value of the Company’s financial instruments that are measured or disclosed at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2021
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	200,362	-	-
U.S. Treasury bonds	13,053	-	-
	$213,415	$-	$-

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$220,383	$-	$-
U.S. Treasury bonds	23,144	-	-
	$243,527	$-	$-

11.	License and collaboration agreements

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

The Company has agreed to pay Emory up to an aggregate of $125.0 million upon the achievement of specified development, regulatory, and commercial milestones, and all ongoing patent costs. During the three months ended March 31, 2021, the Company had $80,000 expenses related to milestone payments. The Company also agreed to pay Emory tiered single-digit royalties on worldwide annual net sales of licensed products, on a quarterly basis and calculated on a product-by-product basis. With respect to licensed products containing any of a specified subset of the licensed compounds, such royalties range from a mid-single digit to a high-single digit percentage rate. With respect to licensed products which do not contain such compounds, the royalties span a range of percentage rates within the mid-single digits if a Phase 1 clinical trial is initiated for the product within three years of the effective date of the Emory License Agreement, and range from a low-single digit to a mid-single digit rate if a Phase 1 clinical trial is initiated more than three years after the effective date. During the three months ended March 31, 2021 and 2020, the Company made no payments associated with royalties and recognized no expense or accruals.

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

In April 2020, the Company amended the license agreement with Luxna. Pursuant to the amended license agreement, Luxna granted the Company an exclusive, worldwide license under the licensed patents to research, develop, make, have made and commercialize products containing oligonucleotides targeting three families of viruses: orthomyxoviridae, paramyxoviridae, and coronaviridae (a family which includes SARS-CoV-2). As consideration for the amended license agreement, the Company paid Luxna a one-time non-refundable fee of $200,000 in April 2020.

The Company is obligated to make payments to Luxna, in aggregate, totaling up to but no more than $55.5 million upon the achievement of specified development, regulatory, and commercial milestones. During the three months ended March 31, 2021 and 2020, the Company recognized no expenses related to milestone payments. The Company is also required to pay Luxna a low-single digit royalty percentage on net sale of applicable products, if any. During the three months ended March 31, 2021 and 2020, the Company made no payments associated with royalties.

Agreement with Katholieke Universiteit Leuven (KU Leuven)

On June 25, 2020, the Company entered into a Research, Licensing and Commercialization Agreement (KU Leuven Agreement) with KU Leuven, under which the Company is collaborating with KU Leuven’s Rega Institute for Medical Research, as well as its Centre for Drug Design and Discovery, to research and develop potential protease inhibitors for the treatment, diagnosis or prevention of coronaviruses, including of SARS-CoV-2. Unless terminated earlier by either party in accordance with provisions in the agreement, the collaboration period will terminate at the earlier of completion of all collaboration activities or 2.5 years. In connection with the KU Leuven Agreement, KU Leuven and the Company granted each other exclusive cross-licenses to use certain know-how and existing patents of the other party as well as certain joint know-how and joint patents to carry out research and development collaboration activities during the collaboration period. KU Leuven granted to the Company an exclusive (including as to KU Leuven), worldwide license under certain of KU Leuven’s know-how and existing patents, and certain joint patents and joint know-how, to manufacture and commercialize the licensed products for the treatment, diagnosis or detection of viral infections in humans. KU Leuven reserved the right to use all KU Leuven knowhow, existing KU Leuven patents, joint patents and joint know-how for academic and non-commercial research and teaching purposes. As consideration for this license, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to but no more than $30.0 million upon the achievement of certain commercial sales milestones. For each licensed product developed through KU Leuven and the Company’s collaborative effort, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to $32.0 million upon the achievement of certain development and regulatory milestones. The Company is also required to pay KU Leuven a low-to-mid-single digit royalty percentage, subject to certain adjustments, on net sales of applicable products, if any. Unless terminated earlier by either party, the agreement shall continue until the expiration of the last to expire royalty term, which is the later of the expiration or termination of the last valid patent claim covering the manufacture, use, sale or importation of the licensed product in a particular country or 10 years after the first commercial sale of a licensed product. During the three months ended March 31, 2021, the Company recognized no expenses related to milestone payments.

Agreement with Merck

In December 2020, the Company and Merck & Co. entered into an exclusive License and Research Collaboration Agreement under which Merck and the Company agreed to apply the Company’s oligonucleotide platform technology to discover, research, optimize and develop oligonucleotides directed against a NASH target and up to one additional liver-targeted cardiometabolic and/or fibrosis target. Under the terms of the agreement, the Company received an upfront payment from Merck and may receive an additional upfront payment after finalization of a research plan for such additional target. With respect to each collaboration target, the Company will be eligible for up to $458.0 million in development and commercialization milestones as well as tiered royalties on net sales. The Company will be primarily responsible for designing, preparing and evaluating the oligonucleotide molecules and delivering optimized lead molecules, and Merck will be responsible for subsequent research, clinical development and commercialization efforts. The Company determined that the Merck agreement falls within the scope of ASC 808 and we analogized to ASC 606 for the accounting of payments such as upfront payments and other milestones. During the three months ended March 31, 2021 the Company recognized $910,000 of revenue from collaborative arrangements related to milestone payments. During the three months ended March 31, 2020 the Company did not recognize any revenue from collaborative arrangements.

12.	Commitments and contingencies

From time to time, the Company may have certain contingent liabilities, including legal matters that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company had no contingent liabilities requiring accrual as of March 31, 2021 and December 31, 2020.

13. Income taxes

The Company has a history of losses and expected to record a loss in 2021. The Company continues to maintain a full valuation allowance its net deferred tax assets.

14.	Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company:

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(27,674)	$(20,029)
Weighted average common stock outstanding, basic and diluted	37,434,261	2,648,885
Net loss per share - basic and diluted	$(0.74)	$(7.56)

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

	Three Months Ended
	March 31,
	2021	2020
Convertible preferred stock	-	19,201,432
Forward contract to issue redeemable convertible preferred stock	-	3,569,630
Options to purchase common stock	5,504,150	2,435,535
Unvested restricted stock	303,697	722,486
Warrants to purchase preferred stock	-	83,146
	5,807,847	26,012,229

15.	Subsequent events

In preparing the interim financial statements as of March 31, 2021 and for the three months then ended, the Company evaluated subsequent events for recognition and measurement purposes. The Company concluded that no events or transactions have occurred that require disclosure in the accompanying financial statements.

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

Overview

We are a clinical-stage biopharmaceutical company currently focused on developing novel therapeutics to address unmet medical needs in viral and liver diseases. We utilize our proprietary oligonucleotide and small molecule platforms to develop pharmacologically optimized drug candidates for use in combination regimens designed to achieve improved treatment outcomes. Our lead effort is to develop a functional cure for Chronic Hepatitis B (CHB), which often results in other life-threatening conditions such as cirrhosis, end-stage liver disease (ESLD) and the most common form of liver cancer, hepatocellular carcinoma (HCC). The most widely used treatment for CHB, nucleos(t)ide analogs, suppresses viral replication but only achieves low rates of functional cure and often requires long-term administration. To address this issue, we have developed a portfolio of differentiated drug candidates for CHB, including an S-antigen Transport-inhibiting Oligonucleotide Polymers (STOPS) molecule, a small molecule Capsid Assembly Modulator (CAM), and oligonucleotides (ASO and siRNA), each of which is designed against clinically validated targets in the Hepatitis B Virus (HBV) life cycle. We believe that combination regimens utilizing our portfolio of CHB drug candidates may lead to higher rates of functional cure. Phase 1 proof of concept trials evaluating the properties of our STOPS molecule and CAM are ongoing in New Zealand, Hong Kong, and Moldova. We may also in the future conduct clinical trials for our STOPS molecule and CAM and other drug candidates in other countries and territories, including South Korea, the United Kingdom, and China. Our second area of focus is in non-alcoholic steatohepatitis (NASH), a complex, chronic liver disease where combination regimens may likewise prove beneficial. Our most advanced drug candidate for NASH is ALG‑055009, a small molecule THR-ß agonist currently in nonclinical studies to enable a first-in-human clinical trial. We believe ALG‑055009 has the potential to become an integral component of future combination regimens for NASH. Our third area of focus is to develop drug candidates with pan-coronavirus activity, including SARS-CoV-2, the virus responsible for COVID-19.

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

We have incurred net losses and negative cash flows from operations in each year since our formation in February 2018. Our net losses were $27.7 million and $20.0 million for the three months ended March 31, 2021 and 2020, respectively. We have had no revenue from product sales. As of March 31, 2021, we had an accumulated deficit of $202.4 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. Our net operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of our clinical trials and nonclinical studies and our other research and development expenses. We have no internal manufacturing capabilities or salesforce and outsource a substantial portion of our clinical trial work to third parties.

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

Interest and other income, net

Interest and other income, net comprises interest income, net and other income, net. Interest income, net primarily consists of interest earned on our cash, cash equivalents, and short-term investments and interest expense related to our convertible note instruments. Other income, net consists primarily of the change in fair value of our derivative liabilities.

We classify our warrants and the commitment to sell redeemable convertible preferred stock as liabilities on our consolidated balance sheets and record changes in fair value at each balance sheet date with the corresponding change recorded as other income, net. We will continue to record adjustments to the fair value of the warrants and the redeemable convertible preferred stock liability at each balance sheet date until they are exercised, automatically converted into common stock or expire. Prior to our IPO, all outstanding warrants were exercised for the issuance of shares of common stock and, upon that exercise, such warrants were no longer outstanding.

We anticipate other income, net to fluctuate in the future based on changes in our short-term investments.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

Operating expenses

The following table summarizes our operating expenses for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,		Change
	2021	2020	($)%
Operating expenses:
Research and development	$22,869	$17,302	$5,567	32%
General and administrative	5,781	3,419	2,362	69%
Total operating expenses	$28,650	$20,721	$7,929	38%

Research and development expenses

Research and development expenses were $22.9 million for the three months ended March 31, 2021, compared to $17.3 million for the three months ended March 31, 2020, an increase of $5.6 million. The increase was primarily due to an increase of $2.7 million of additional employee-related costs, including a $1.5 million increase in stock-based compensation. The increase also includes $1.8 million in third-party expenses for our preclinical programs and the continued increase in expenditures related to research and development activities associated with our STOPs molecule and CAM candidates, as well as activities related to our NASH program, and $0.9 million of allocated facilities and related expenses.

General and administrative expenses

General and administrative expenses were $5.8 million for the three months ended March 31, 2021, compared to $3.4 million for the three months ended March 31, 2020, an increase of $2.4 million. The increase was primarily due to $1.5 million in increased employee-related costs, including an increase of $0.9 million of additional stock-based compensation expense, a $2.1 million increase in third-party expenses primarily due to increased administrative costs and D&O insurance to support our status as a public company, offset by a decrease of $0.9 million in allocated facilities and related expenses.

Interest and other income, net

	Three Months Ended
	March 31,		Change
	2021	2020	($)%
Interest income, net	$105	$468	$(363)	-77%
Other income, net	6	224	(218)	-97%
Total interest and other income, net	$111	$692	$(581)	-84%

Interest income, net decreased to $0.1 million for the three months ended March 31, 2021 from $0.5 million for the three months ended March 31, 2020, a decrease in $0.4 million, primarily due to the change in our portfolio of cash equivalents, short-term investments and long-term investments which results in lower interest yield.

Other income, net decreased to a loss of $0.0 million for the three months ended March 31, 2021 from a loss of $0.2 million for the three months ended March 31, 2020, a decrease of $0.2 million, primarily due to the fair value change recognized on the net increase in fair value of both our redeemable convertible preferred stock liability and warrant liabilities in the prior year.

Liquidity and capital resources

Since our inception, we have not generated any revenue from product sales or any other sources, and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any drug candidates for at least several years, if ever. To date, we have financed our operations through private placements of preferred stock, issuances of common stock and convertible debt. Through March 31, 2021, we had received gross proceeds of $186.9 million from sales of our preferred stock, issuances of common stock and our issuance of convertible debt. As of March 31, 2021, we had cash, cash equivalents and investments of $213.4 million.

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

As of March 31, 2021, we had cash, cash equivalents and investments of $213.4 million. In October 2020, we issued an aggregate of 3,569,630 shares of our Series B-2 redeemable convertible preferred stock in the second tranche of our Series B convertible preferred stock financing for aggregate proceeds to us of $40.0 million. In addition, we have received net proceeds of $151.4 million from the sale of an aggregate of 11,150,000 shares of our common stock on October 20, 2020 and on November 5, 2020 as part of our IPO. We believe that our existing cash, cash equivalents and investments will enable us to fund our planned operating expenses and capital expenditure requirements through at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Furthermore, we may elect to raise additional capital on an opportunistic basis to fund operations.

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

•	the cost of manufacturing our current and future drug candidates for clinical trials in preparation for marketing approval and commercialization;
•	our ability to establish and maintain strategic licenses or other arrangements and the financial terms of such agreements, including milestone payments to our licensors;
•	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the timing, receipt and amount of sales of, or profit share or royalties on, our future products, if any;
•	the emergence of competing therapies hepatological indications and viral diseases and other adverse market developments; and
•	any acquisitions or in-licensing of other programs or technologies.

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

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended
	March 31,
	2021	2020
Net cash used in operating activities	$(29,796)	$(20,319)
Net cash provided by (used in) investing activities	9,693	(23,769)
Net cash (used in) provided by financing activities	78	(48)
Net decrease in cash, cash equivalents, and restricted cash	$(20,025)	$(44,136)

Operating activities

During the three months ended March 31, 2021, operating activities used $29.8 million of cash, primarily resulting from our net loss of $27.7 million and cash used in changes in our operating assets and liabilities of $5.8 million, partially offset by non-cash charges of $3.7 million. Net cash provided by changes in our operating assets and liabilities of $5.8 million consisted of a decrease of $4.7 million in accounts payable and accrued liabilities, a decrease of $0.9 million in deferred revenue from collaborations, a $0.3 million in other assets, partially offset by an increase of $0.3 million in operating lease liability. The decrease in accounts payable and accrued liabilities was largely due to payment of the annual bonus in 2021 that was accrued for in 2020. The decrease in other assets was largely due to an increase in prepayments for services. The increase in the operating lease liability was a result of an extension of the facilities lease.

During the three months ended March 31, 2020, operating activities used $20.3 million of cash, primarily resulting from our net loss of $20.0 million and cash used in changes in our operating assets and liabilities of $1.2 million, partially offset by non-cash charges of $0.9 million. Net cash provided by changes in our operating assets and liabilities of $1.2 million consisted of a decrease of $0.1 million in accounts payable and accrued liabilities, an increase of $0.3 million in operating lease liability, an increase of $0.2 million in right of use assets, and an increase of $0.5 million in other current assets. The decrease in accounts payable and accrued liabilities was largely due to an increase in external research and development costs.

Investing activities

During the three months ended March 31, 2021, investing activities provided $9.7 million of cash, consisting primarily of $10.0 million of investment maturities, offset by $0.3 million of purchases of property and equipment.

During the three months ended March 31, 2020, investing activities used $23.8 million of cash, consisting primarily of $22.6 million of investment maturities, offset by $45.3 million of investment purchases, and $1.1 million of purchases of property and equipment.

Financing activities

During the three months ended March 31, 2021, net cash provided by financing activities was $0.1 million, consisting primarily of $0.1 million proceeds from the exercise of stock options.

During the three months ended March 31, 2020, net cash used in financing activities was $0.1 million, consisting primarily of $0.3 million proceeds from the exercise of warrants offset by $0.4 million of preferred stock issuance costs.

Contractual obligations and commitments

We have no material changes to our contractual obligations and commitments as of March 31, 2021 as disclosed in the contractual obligations and commitment section in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2021.

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

For a discussion of our critical accounting estimates, see “Management’s discussion and analysis of financial condition and results of operations” in our annual report on Form 10-K, the notes to our audited financial statements appearing in the Form 10-K and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through March 31, 2021 from those discussed in our Prospectus.

Recently issued and adopted accounting pronouncements

For a description of the expected impact of recently adopted accounting pronouncements, see Note 2. Summary of Significant Accounting Policies in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates applicable to our investment portfolio of cash equivalents and short-term and long-term investments. As of March 31, 2021, our cash equivalents consisted of money market funds. As of March 31, 2021, our short-term investments consisted of U.S. Treasury securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Should U.S. interest rates decline, interest income would be reduced in future periods for short- and long-term investments which mature and the proceeds of which are reinvested in similar instruments at lower interest rates. Additionally, the fair value of our short-term and long-term investments is subject to change as a result of potential changes in market interest rates, including changes resulting from the impact of the COVID-19 pandemic. The potential change in fair value from interest-rate-sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of March 31, 2021, we estimate that a hypothetical 100 basis point adverse movement would not result in a material impact on our financial position or results of operations or cash flows. As of March 31, 2021, we had no debt outstanding, besides short-term payables arising in the normal course of business, and are therefore not exposed to interest rate risk with respect to debt.

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

Evaluation of disclosure controls and procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2021, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business.

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

Since inception, we have incurred significant net losses. Our net losses were $27.7 million for the three months ended March 31, 2021 and $108.5 million for the year ended December 31, 2020. As of March 31, 2021, we had a total stockholders’ equity of $195.2 million. We have funded our operations to date primarily with proceeds from the sale of common stock, preferred stock and convertible notes. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our drug candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Our operations have consumed substantial amounts of cash since our inception. Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our initial nonclinical and clinical drug candidates. Nonclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of March 31, 2021, we had cash, cash equivalents and investments of $213.4 million. In October 2020, we issued an aggregate of 3,569,630 shares of our Series B-2 redeemable convertible preferred stock in the second tranche of our Series B convertible preferred stock financing for aggregate proceeds to us of $40.0 million. In addition, we have received net proceeds of $151.4 million from the sale of an aggregate of 11,150,000 shares of our common stock on October 20, 2020 and on November 5, 2020 as part of our IPO. We expect to continue to spend substantial amounts to continue the nonclinical and clinical development of our current and future programs. If we are able to gain marketing approval for drug candidates that we develop, we will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate we develop.

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

•	the cost of manufacturing our current and future drug candidates for clinical trials in preparation for marketing approval and commercialization;

•	our ability to establish and maintain strategic licenses or other arrangements and the financial terms of such agreements including milestone payments to our licensors;
•	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the timing, receipt and amount of sales of, or profit share or royalties on, our future products, if any;
•	the emergence of competing therapies for hepatological indications and viral diseases and other adverse market developments; and
•	any acquisitions or in-licensing of other programs or technologies.

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

Our business could be materially adversely affected by the effects of health pandemics or epidemics, including the current outbreak of COVID-19, which the World Health Organization declared a global pandemic and which has prompted severe lifestyle and commercial restrictions aimed at reducing the spread of the disease. In March 2020, the San Francisco Bay Area counties issued a joint shelter-in-place order, which was subsequently followed by a California state-wide shelter order, and other state and local governments implemented similar orders which, among other things, directed individuals to shelter at their places of residence, directed businesses and governmental agencies to cease non-essential operations at physical locations, prohibited certain non-essential gatherings, and ordered cessation of non-essential travel. As a result of these developments, we implemented work-from-home policies for most of our employees. While modified from time to time since March 2020, the California state-wide order has no current expiration date, and Californians continue to be directed to stay at home except to go to an essential job or to shop for essential needs. Since the availability of COVID-19 vaccines, the majority of our US employees have been fully vaccinated and as a result, we are allowing such employees to return to work at our US facility.  However, as the global COVID-19 pandemic and orders and guidance from state and local governments continue to evolve, we may need to reverse courses and again implement work-from-home policies as necessary. The state-wide shelter order, the local shelter-in-place orders implemented by San Mateo County and any other San Francisco Bay Area counties, government-imposed quarantines and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions, the potential impact of changing government orders in response to upticks in COVID-19 cases and other limitations on our ability to conduct our business in the ordinary course. Although we do not anticipate any impacts to our clinical programs, these and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition in the future.

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

As an organization, we have not yet completed any clinical trials for any of our drug candidates. Each of our lead drug candidates, ALG‑010133 and ALG‑00184, is currently being evaluated in Phase 1 clinical trials in New Zealand, Hong Kong, and Moldova. As a company, we have limited experience in preparing, submitting and prosecuting regulatory filings. Specifically, we have not previously submitted a new drug application (NDA) to the FDA or similar approval filings to a comparable foreign regulatory authority for any drug candidate. An NDA or other relevant regulatory filing must include extensive nonclinical and clinical data and supporting information to establish that the drug candidate is safe and effective for each desired indication. The NDA or other comparable regulatory filing must also include significant information regarding the chemistry, manufacturing and controls for the product. We have had limited interactions with the FDA and cannot be certain how many clinical trials of any of our drug candidates will be required or whether the FDA will agree with the design or implementation of our clinical trials. In addition, we cannot be certain that our current or future drug candidates will be successful in clinical trials such that the information contained in an NDA or comparable regulatory filing would support approval, and thus we cannot guarantee that any of our drug candidates will receive regulatory approval. Further, even if our current or future drug candidates are successful in clinical trials, such candidates may not receive regulatory approval. If we do not receive regulatory approvals for current or future drug candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approval to market a drug candidate, our revenue will depend, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights, as well as the availability of competitive products, third-party reimbursement and adoption by physicians.

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

In order to obtain approval from the FDA and other major regulatory agencies in non-U.S. countries to market a new drug candidate, we must demonstrate proof of safety and efficacy in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a drug candidate, we must complete extensive nonclinical studies that support our planned INDs or CTAs in the United States and other countries. At this time, we have two drug candidates (ALG‑010133 and ALG‑000184) being evaluated in Phase 1 clinical trials in New Zealand, Hong Kong, and Moldova. The rest of our programs are in nonclinical research or earlier stages of development, including our other chronic hepatitis B (CHB) drug candidates, our nonalcoholic steatohepatitis (NASH) drug candidate and our coronavirus drug candidates. We cannot be certain of the timely completion or outcome of our nonclinical studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our nonclinical studies will ultimately support further development of our programs. In addition, the FDA may decline to accept the data we obtain from foreign clinical studies in support of an IND or NDA in the United States, which may require us to repeat or conduct additional nonclinical studies or clinical trials that we did not anticipate in the United States. As a result, we cannot be sure that we will be able to submit INDs in the United States, or CTAs or similar applications in other jurisdictions, on the timelines we expect, if at all, and we cannot be sure that submission of INDs, CTAs or similar applications will result in the FDA or other regulatory authorities allowing additional clinical trials to begin.

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

Further, we are currently conducting a clinical trial for each of ALG‑010133 and ALG‑000184 in New Zealand, Hong Kong, and Moldova.  We may also in the future conduct clinical trials for ALG‑010133, ALG‑000184 and other drug candidates in other countries and territories, including South Korea, the United Kingdom, and China, which presents additional risks that may delay completion of our clinical trials. These risks include the possibility that we could be required to conduct additional nonclinical studies before initiating any clinical trials, may be unable to enroll and retain patients as a result of differences in healthcare services, research guidelines or cultural customs, or may face additional administrative burdens associated with comparable foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

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

In response to the outbreak of COVID-19, the disease caused by the virus SARS-CoV-2, we are pursuing various potential therapies to address the disease, including protease inhibitors and oligonucleotides. Our identification and development of these potential therapies is at an early stage, and we may be unable to produce in a timely manner a therapy that successfully treats the virus or that has broad clinical applicability, if at all.

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

In addition, another party may be successful in producing a more efficacious therapy for COVID-19 or a therapy with a more convenient or preferred route of administration or in producing a therapy in a more timely manner, which may lead to the diversion of funding away from us and toward other companies or lead to decreased demand for our potential therapies. For instance, Pfizer Inc. recently announced its COVID-19 experimental drug (an orally administered protease inhibitor) which entered the clinic in March 2021, may be available and distributed across the United States by the end of 2021.  In such an event, the value and/or market potential of our COVID-19 protease inhibitor program which is further behind in terms of development process may be adversely impacted.  Further, other therapies that are more affordable than our potential therapies may be used to treat COVID-19, including existing generic drugs, which could also hurt the funding of and demand for our potential therapies. In addition to BioNTech SE (together with Pfizer Inc.), Moderna, Inc. and Janssen Pharmaceutical Companies of Johnson & Johnson, there are efforts by several other public and private entities to develop a therapy or vaccine for COVID-19, including Alexion Pharmaceuticals Inc., Atea Pharmaceuticals, Inc. (together with Roche), Incyte Corporation, Sanofi S.A., Regeneron Pharmaceuticals, Inc., Amgen Inc. (together with Adaptive Biotechnologies Corporation), Abcellera Biologics, Inc. (together with Eli Lilly and Company), Vir Biotechnology, Inc. (together with Alnylam Pharmaceuticals, GSK, Biogen Inc. and WuXi Biologics Ltd.), Altimmune, Inc., AstraZeneca PLC (together with Oxford University), GlaxoSmithKline (GSK) (together with Sanofi S.A.), Heat Biologics, Inc., Inovio Pharmaceuticals, Inc., Merck (together with Ridgeback Bio), Novavax, Inc., Regeneron Pharmaceuticals Inc., Synairgen, Takeda, and Vaxart, Inc., many of which are further along in the development process than we are. These other entities may be more successful at developing, manufacturing or commercializing a therapy for COVID-19, especially given that several of these other organizations are much larger than we are and have access to larger pools of capital, including U.S. government funding, and broader manufacturing infrastructure. The success or failure of other entities, or perceived success or failure, may adversely impact our ability to obtain any future funding for our development and manufacturing efforts or to ultimately commercialize a therapy for COVID-19, if approved.

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

Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. For example, we are conducting our initial clinical trials for ALG‑010133 and ALG‑000184 in New Zealand, Hong Kong, and Moldova, and plan to conduct additional clinical trials in several other countries and territories within the Asia Pacific and/or Europe, including South Korea, the United Kingdom, and China, and our conduct of the trials must satisfy specific requirements in order for the FDA to accept the data in support of an IND or NDA in the United States. Further, any regulatory approval for our drug candidates may be withdrawn. If we fail to comply with the applicable regulatory requirements, our target market will be reduced and our ability to realize the full market potential of our drug candidates will be harmed and our business, financial condition, results of operations and prospects could be harmed.

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

There are also companies developing or marketing treatments or vaccines for COVID-19, including Soliris by Alexion Pharmaceuticals Inc., Atea Pharmaceuticals, Inc. (together with Roche), Jakafi by Incyte Corporation, Kevzara by Sanofi S.A./Regeneron Pharmaceuticals, Inc., Amgen Inc. (together with Adaptive Biotechnologies Corporation), Abcellera Biologics, Inc. (together with Eli Lilly and Company), Vir Biotechnology, Inc. (together with GSK, Biogen Inc. and WuXi Biologics Ltd.), Altimmune, Inc., AstraZeneca PLC (together with Oxford University), BioNTech SE (together with Pfizer Inc.), GlaxoSmithKline plc (GSK) (together with Sanofi S.A.), Heat Biologics, Inc., Inovio Pharmaceuticals, Inc., Johnson & Johnson, Moderna, Inc., Novavax, Inc., Regeneron Pharmaceuticals Inc., and Vaxart, Inc. For example, BioNTech SE (together with Pfizer Inc.), Janssen Pharmaceutical Companies of Johnson & Johnson and Moderna Inc. have developed COVID-19 vaccines that have received authorization for emergency use and are being widely administered. In addition, Pfizer, Inc. recently announced its COVID-19 experimental drug (an orally administered protease inhibitor) which entered the clinic in March 2021, may be available and distributed across the United States by the end of 2021. The availability of such COVID-19 vaccines and Pfizer’s oral COVID-19 drug may reduce or eliminate the need for our potential COVID therapies to treat the disease and therefore negatively impact the commercial opportunity therefor.

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

We entered into a License Agreement with Emory in June 2018 (the Emory License Agreement), and a License Agreement with Luxna in December 2018 and an amendment in April 2020 (as amended, the Luxna Agreement). Under the Emory License Agreement and Luxna Agreement, we are subject to significant obligations, including milestone payments, royalty payments, and certain other agreed-to costs. For more information regarding our license agreements, please see the section titled “Business—License agreements and collaborations” of our Annual Report on Form 10-K previously filed with the SEC. If these payments become due under the terms of either the Emory University License Agreement or Luxna Agreement, we may not have sufficient funds available to meet our obligations and our development efforts may be materially harmed. Furthermore, if we are forced to raise additional funds, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market drug candidates that we would otherwise develop and market ourselves.

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

In addition, if our licensors fail to abide by the terms of the license, if the licensors fail to prevent infringement by third parties or if the licensed patents or other rights are found to be invalid or unenforceable, our business, competitive position, financial condition, results of operations and prospects could be materially harmed. For more information regarding our license agreements, see the section titled “Business—License agreements and collaborations” of our Annual Report on Form 10-K previously filed with the SEC.

If we are unable to obtain licenses from third parties on commercially reasonable terms or at all, our business could be harmed.

It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products (if approved), in which case we would be required to obtain a license from these third parties. The licensing of third-party intellectual property rights is a competitive area, and more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. More established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to license such technology, or if we are forced to license such technology on unfavorable terms, our business could be materially harmed. If we are unable to obtain a necessary license, we may be unable to develop or commercialize the affected drug candidates, which could materially harm our business, and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation. Even if we are able to obtain a license, it may be or become non-exclusive, thereby giving our competitors access to the same technologies licensed to us. For example, under the Emory License Agreement we currently have an exclusive license with respect to certain patents and a non-exclusive license with respect to certain of Emory’s specified know-how. Beginning in June 2022, the license to such patents will become non-exclusive with respect to all fields except for the treatment and prevention of HBV. For more information regarding our license agreements, see the section titled “Business—License agreements and collaborations” of our Annual Report on Form 10-K previously filed with the SEC. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

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

As of March 31, 2021, we had 69 full-time employees, including 55 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

As of March 31, 2021, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 60.7% of our outstanding common stock (assuming all shares of non-voting common stock are converted into voting common stock in accordance with the terms of our amended and restated certificate of incorporation). As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

The dual class structure of our common stock may limit an investor’s ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Consequently, the exercise by holders of our non-voting common stock of their option to make this conversion will have the effect of increasing the relative voting power of such holders, and correspondingly decreasing the voting power of the holders of our common stock, which may limit an investor’s ability to influence corporate matters. As of May 7, 2021, we had 3,092,338 shares of non-voting common stock outstanding. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Exchange Act of 1934, as amended (the Exchange Act), and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline.

As of March 31, 2021, approximately 8,740,647 shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

In addition, the holders of approximately 38.1 million of our total common stock and non-voting common stock (including 3,092,338 shares of non-voting common stock), are entitled to rights with respect to the registration of their shares under the Securities Act described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

None.

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

Issuer purchasers of equity securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

  Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Provided Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	10/20/2020	3.1

3.2	Amended and Restated Bylaws.	8-K	10/20/2020	3.2

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/9/2020	4.2

10.1#	Amended and Restated Employment Agreement, effective as of February 10, 2021, by and between the Company and Leonid Beigelman.				X

10.2#	Amended and Restated Employment Agreement, effective as of February 10, 2021, by and between the Company and Lawrence M. Blatt.				X

10.3#	Employment Agreement by and between Aligos Therapeutics, Inc. and Julian Symons, D.Phil., effective as of May 14, 2019				X

10.4#	Form of Change in Control and Severance Agreement.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Indicates management contract or compensatory plan.
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

ALIGOS THERAPEUTICS, INC.

Date: May 10, 2021	By:	/s/ Lawrence Blatt
Lawrence Blatt
Chief Executive Officer

Date: May 10, 2021	By:	/s/ Lesley Ann Calhoun
Lesley Ann Calhoun
Chief Financial Officer