Form 10-Q
period 2021-06-30
Aligos Therapeutics, Inc.
filed 2021-08-05
CIK 1799448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 4, 2021, the registrant had 42,608,792 shares of common stock, $0.0001 par value per share, outstanding, comprised of 39,516,454 shares of voting common stock, $0.0001 par value per share and 3,092,338 shares of non-voting common stock, $0.0001 par value per share.

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

•	the scope, progress, results and costs related to the research and development of our pipeline;
•	the timing of and costs involved in obtaining and maintaining regulatory approval for any of our current or future drug candidates, and any related restrictions or limitations;
•	the impact of developments related to COVID-19 on our business and operations, including clinical trials, manufacturing suppliers, collaborators, use of contract research organizations and employees;
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

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION	1

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020	1

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2021 and 2020	2

	Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2021 and 2020	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020	5

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION	32

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	83

Item 3.	Defaults Upon Senior Securities	83

Item 4.	Mine Safety Disclosures	83

Item 5.	Other Information	83

Item 6.	Exhibits	84

Signatures		85

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALIGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$187,650	$220,383
Restricted cash	193	560
Short-term investments	3,003	23,130
Other current assets	5,796	5,944
Total current assets	196,642	250,017
Operating lease right-of-use assets	6,798	6,901
Property and equipment, net	6,955	8,007
Other assets	1,481	377
Total assets	$211,876	$265,302

LIABILITIES, PREFERRED STOCK,
AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,593	$3,313
Accrued liabilities	19,060	16,564
Operating lease liabilities, current	2,607	2,442
Finance lease liabilities, current	26	64
Deferred revenue from collaborations, current	6,812	7,891
Total current liabilities	30,098	30,274
Operating lease liabilities, net of current portion	9,764	10,371
Finance lease liabilities, net of current portion	130	130
Other liabilities	267	379
Deferred revenue from collaborations, net of current portion	2,733	4,109
Total liabilities	42,992	45,263
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2021 (unaudited) and December 31, 2020, respectively; no shares issued and outstanding as of June 30, 2021 (unaudited) and December 31, 2020, respectively	-	-
Common stock, $0.0001 par value; 320,000,000 shares authorized as of June 30, 2021 (unaudited) and December 31, 2020, respectively; 38,200,121 and 38,120,606 shares issued and outstanding as of June 30, 2021 (unaudited) and December 31, 2020, respectively	4	4
Additional paid-in capital	401,363	394,963
Accumulated deficit	(232,232)	(174,740)
Accumulated other comprehensive loss	(251)	(188)
Total stockholders’ equity	168,884	220,039
Total liabilities, preferred stock, and stockholders’ equity	$211,876	$265,302

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue from collaborations	$1,545	$-	$2,455	$-
Operating expenses:
Research and development	24,554	17,176	47,422	34,478
General and administrative	6,556	4,095	12,337	7,514
Total operating expenses	31,110	21,271	59,759	41,992
Loss from operations	(29,565)	(21,271)	(57,304)	(41,992)
Interest and other income (expense), net	(225)	415	(114)	1,108
Loss before income tax expense	(29,790)	(20,856)	(57,418)	(40,884)
Income tax income (expense)	(28)	59	(74)	58
Net loss	(29,818)	(20,797)	(57,492)	(40,826)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(26)	(164)	(66)	238
Unrealized gain (loss) on pension plans	2	(138)	3	27
Other comprehensive income (loss)	(24)	(302)	(63)	265
Comprehensive loss	$(29,842)	$(21,099)	$(57,555)	$(40,561)
Net loss per share, basic and diluted	$(0.79)	$(7.40)	$(1.53)	$(14.96)
Weighted average shares of common stock, basic and diluted	37,619,039	2,810,854	37,526,650	2,729,827

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of March 31, 2021	38,147,205	4	397,857	(202,414)	(227)	195,220
Issuance of common stock upon exercise of stock options	52,916	-	213	-	-	213
Stock-based compensation	-	-	3,209	-	-	3,209
Vesting of early exercised common stock options	-	-	84	-	-	84
Other comprehensive loss	-	-	-	-	(24)	(24)
Net loss	-	-	-	(29,818)	-	(29,818)
Balance as of June 30, 2021	38,200,121	$4	$401,363	$(232,232)	$(251)	$168,884

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2020	38,120,606	4	394,963	(174,740)	(188)	220,039
Issuance of common stock upon exercise of stock options	79,515	-	309	-	-	309
Stock-based compensation	-	-	5,965	-	-	5,965
Vesting of early exercised common stock options	-	-	126	-	-	126
Other comprehensive loss	-	-	-	-	(63)	(63)
Net loss	-	-	-	(57,492)	-	(57,492)
Balance as of June 30, 2021	38,200,121	$4	$401,363	$(232,232)	$(251)	$168,884

The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended June 30, 2020
	Series A Redeemable Convertible Preferred Stock		Series B-1 Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance as of March 31, 2020	10,857,395	101,182	8,344,034	81,384	3,941,476	-	1,833	(86,226)	452	(83,941)
Stock-based compensation	-	-	-	-	-	-	327	-	-	327
Vesting of early exercised common stock	-	-	-	-	-	-	64	-	-	64
Issuance of common stock upon exercise of stock options	-	-	-	-	34,951	-	76	-	-	76
Issuance of common stock upon early exercise of stock options	-	-	-	-	59,551	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	-	-	-	(302)	(302)
Net loss	-	-	-	-	-	-	-	(20,797)	-	(20,797)
Balance as of June 30, 2020	10,857,395	$101,182	8,344,034	$81,384	4,035,978	$-	$2,300	$(107,023)	$150	$(104,573)

	Six Months Ended June 30, 2020
	Series A Redeemable Convertible Preferred Stock		Series B-1 Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance as of December 31, 2019	10,819,843	100,695	8,344,034	81,384	3,927,803	-	1,421	(66,197)	(115)	(64,891)
Issuance of Series A stock upon exercise of Series A warrants	37,552	487	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	658	-	-	658
Vesting of early exercised common stock	-	-	-	-	-	-	127	-	-	127
Issuance of common stock upon exercise of stock options	-	-	-	-	48,624	-	94	-	-	94
Issuance of common stock upon early exercise of stock options	-	-	-	-	59,551	-	-	-	-	-
Other comprehensive income	-	-	-	-	-	-	-	-	265	265
Net loss	-	-	-	-	-	-	-	(40,826)	-	(40,826)
Balance as of June 30, 2020	10,857,395	$101,182	8,344,034	$81,384	4,035,978	$-	$2,300	$(107,023)	$150	$(104,573)

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(57,492)	$(40,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments	61	90
Amortization of right of use assets	287	267
Depreciation expense	1,511	1,290
Stock-based compensation including ESPP	6,205	658
Change in fair value of derivative liability	-	56
Change in fair value of redeemable convertible preferred stock liabilities	-	(364)
Changes in operating assets and liabilities:
Other assets	(221)	(564)
Accounts payable	(1,834)	(89)
Accrued liabilities	1,862	2,061
Operating lease liabilities	(626)	(592)
Other liabilities	(112)	-
Deferred revenue from collaborations	(2,455)	-
Net cash and cash equivalents used in operating activities	(52,814)	(38,013)
Cash flows from investing activities:
Activities in available-for-sale investments:
Maturities of investments	10,000	5,000
Purchase of short-term investments	-	(32,096)
Purchase of long-term investments	-	(13,183)
Activities in held-to-maturity investments:
Maturities of investments	10,000	33,100
Purchases of property and equipment	(459)	(1,659)
Net cash and cash equivalents provided by (used in) investing activities	19,541	(8,838)
Cash flows from financing activities:
Proceeds from exercise of warrants for series A convertible preferred stock	$-	$350
Payment of Series B-1 redeemable convertible preferred stock issuance cost	-	(405)
Payments of deferred offering costs	(99)	-
Payments on finance lease	(37)	(28)
Proceeds from the exercise of common stock option	309	62
Net cash and cash equivalents provided by (used in) financing activities	173	(21)
Net decrease in cash, cash equivalents, and restricted cash	(33,100)	(46,872)
Cash, cash equivalents, and restricted cash, beginning of period	220,943	70,103
Cash, cash equivalents, and restricted cash, end of period	$187,843	$23,231

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
Reconciliation to amounts on the consolidated balance sheet:
Cash and cash equivalents	$187,650	$22,678
Restricted cash	193	553
Total cash, cash equivalents, and restricted cash	$187,843	$23,231

Supplemental disclosures of cash flow information:
Interest paid	-	4

Supplemental disclosures of noncash financing and investing activities:
Leasehold improvement directly paid by landlord	$-	$79
Mark to market adjustment for available-for-sale investments	$(66)	$238
Acquisition of right of use asset through operating lease obligation	$184	$-
Change in fair value of derivative liability upon exercise of warrants	$-	$137
Vesting of early exercised options	$125	$127
Property and equipment purchases in accounts payable	$-	$22
Receivable from exercise of common stock options	$-	$237
Change in pension obligation	$3	$27
Deferred offering costs in AP and accrued liabilities	$637	$-

The accompanying notes are an integral part of these consolidated financial statements.

ALIGOS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Description of business

Aligos Therapeutics, Inc. (Aligos-US) was incorporated in the state of Delaware on February 5, 2018 (inception). On September 10, 2018, the Company formed Aligos Belgium BVBA (Aligos-Belgium), a limited liability company organized under the laws of Belgium. On March 30, 2020, the Company formed as a wholly owned subsidiary, Aligos Australia Pty LTD (Aligos-Australia), a proprietary limited company. On May 18, 2021, the Company formed as a wholly owned subsidiary, Aligos Therapeutics (Shanghai) Co. Ltd. (Aligos-Shanghai) and together with Aligos-US, Aligos-Belgium, and Aligos-Australia being the Company or Aligos.

Aligos is a clinical-stage biopharmaceutical company developing novel therapeutics to address unmet medical needs in viral and liver diseases, including for chronic hepatitis B, coronaviruses and non-alcoholic steatohepatitis (NASH).

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

Liquidity

The Company has incurred losses and negative cash flows from operations since its inception. As of June 30, 2021 and December 31, 2020, the Company had an accumulated deficit of $232.2 million and $174.7 million, respectively. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of expanded research and development activities.

As of June 30, 2021, the Company has unrestricted cash, cash equivalents and short-term investments of approximately $190.7 million which is available to fund future operations. The Company expects to continue to spend substantial amounts to continue the nonclinical and clinical development of its current and future programs. If the Company is able to gain marketing approval for drug candidates that are being developed, it will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of the Company’s planned and anticipated clinical trials is highly uncertain, the Company cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate the Company may develop.

The Company expects to finance its cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. In addition, the Company may seek additional capital to take advantage of favorable market conditions or strategic opportunities even if the Company believes it has sufficient funds for its current or future operating plans. Based on the Company’s research and development plans, it is expected that the Company’s existing cash, cash equivalents and short-term investments, will enable the Company to fund its operations for at least 12 months following the date the condensed consolidated financial statements are issued. However, the Company’s operating plan may change as a result of many factors currently unknown, and the Company may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty the Company’s future expenses given the dynamic nature of its business, the COVID-19 pandemic and the macro-economic environment generally.

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
2.	Summary of significant accounting policies

The accompanying condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

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

The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to requirements for interim financial statements. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2021.

Principles of consolidation

The accompanying condensed consolidated financial statements include Aligos-US and its wholly owned subsidiaries Aligos-Belgium, Aligos-Australia and Aligos-Shanghai. All intercompany balances and transactions have been eliminated.

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

Unaudited interim financial information

The accompanying consolidated balance sheet as of June 30, 2021, the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020, the consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2021 and 2020, and the consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited. The unaudited consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of June 30, 2021 and the consolidated results of its operations and cash flows for the three and six months ended June 30, 2021 and 2020. The consolidated financial data and other information disclosed in these notes related to the three and six months ended June 30, 2021 and 2020 are unaudited. The consolidated results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.

Deferred offering costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated, including the Company’s July 2021 follow-on offering and issuance of 4,400,000 shares of the Company’s common stock at a price to the public of $19.00 per share for net proceeds of $77.9 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company (the Follow-on Offering). After consummation of the financing, these costs are recorded as a reduction of the proceeds received from the equity financing. If a planned equity financing is abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations and comprehensive loss. There were $737,000 and $0 in deferred offering costs recorded within other assets on the Company’s condensed consolidated balance sheets as at June 30, 2021 and December 31, 2020, respectively.

Foreign currency

The Company’s foreign subsidiaries use the U.S. dollar as their functional currency, and they initially measure the foreign currency denominated assets and liabilities at the transaction date. Monetary assets and liabilities are then re-measured at exchange rates in effect at the end of each period, and non-monetary assets and liabilities are converted at historical rates. A re-measurement loss was recognized during the three and six months ended June 30, 2021 of $258,000 and $207,000, respectively, and a re-measurement gain was recognized during the three and six months ended June 30, 2020 of $7,000 and $52,000, respectively. This is reflected within interest and other income (expense), net on the consolidated statements of operations and comprehensive loss.

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

The Company has $5.9 million and $1.1 million of fixed assets in Aligos-US and Aligos-Belgium, respectively, as of June 30, 2021 and $6.6 million and $1.4 million of fixed assets in Aligos-US and Aligos‑Belgium, respectively as of December 31, 2020.

Cash equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents.

Restricted cash

As of June 30, 2021 and December 31, 2020, the restricted cash balance was $193,000 and $560,000, respectively, and includes funds to secure the letters of credit in relation to the Company’s operating leases and deposits on rental assets (Note 6), as well as employee withholdings for the employee stock purchase plan.

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

Impairment of long-lived assets

The Company reviews quarterly the carrying amount of its property, equipment and intangible assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. No impairment charges were recorded during the three and six months ended June 30, 2021 and 2020.

Investments

The Company generally invests its excess cash in money market funds and investment grade short-to-intermediate-term fixed income securities. Such investments are included in cash and cash equivalents or short-term investments on the condensed consolidated Balance Sheets.

The Company determines the appropriate classification of short-term securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity, otherwise securities are classified as available-for sale. Held-to-maturity securities are carried at amortized cost. Available-for-sale debt securities are measured and reported at fair value using quoted prices in active markets for similar securities. Unrealized gains and losses on available-for-sale securities are reported as a separate component of stockholders’ equity. Premiums or discounts from par value are amortized to investment income over the life of the underlying investment. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in interest and other income (expense), net within the condensed consolidated statements of operations and comprehensive loss.

For both held-to-maturity and available-for-sale investments, the Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. If the Company believes an impairment of a security position is other than temporary, based on available quantitative and qualitative information as of the report date, the loss will be recognized as other income (expense), net, in the Company’s condensed consolidated statements of operations and a new cost basis in the investment is established. No impairment charges were recorded during the three and six months ended June 30, 2021 and 2020.

As of June 30, 2021 and December 31, 2020, short-term investments consisted of U.S. Treasury securities with original maturities of less than one year.

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

During the three and six months ended June 30, 2021 and 2020, no milestones were met and no royalties were due; therefore, the Company did not pay or expense any milestone or royalties.

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

Stock-based compensation

The Company’s stock-based awards consist of restricted stock awards, stock options and the employee stock purchase plan. For stock-based awards issued to employees and nonemployees with service-based vesting, the Company measures the estimated fair value of the stock-based awards on the date of grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The Company has granted certain options with performance-based vesting for which expense is recognized over the explicit service period when achievement of the performance-based milestones is deemed probable. The Company uses judgement to determine whether and, if so, how many awards are deemed probable of vesting at each reporting period. The fair value of stock-based awards with non-market performance conditions is estimated on the grant date. The Company records expense for awards with service-based vesting using the straight-line method and for awards with performance conditions utilizing an accelerated attribution method. The Company accounts for forfeitures as they occur.

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

The fair value of the employee stock purchase plan (ESPP) is determined on the date the offering period begins using a Black-Scholes option-pricing model and similar assumptions for stock options as described above.

See Note 9 for the assumptions used by the Company in determining the grant date fair value of stock-based awards granted, as well as a summary of the stock-based award activity under the Company’s stock-based compensation plan, for the six months ended June 30, 2021 and 2020.

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

3.	Property and equipment

The components of property and equipment as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
Leasehold improvements	$5,717	$5,655
Lab equipment	5,217	4,833
Computer equipment	989	942
Furniture and office equipment	471	459
Vehicles	296	296
Asset under construction	19	65
Total, at cost	12,709	12,250
Accumulated depreciation	(5,754)	(4,243)
Total, net	$6,955	$8,007

Depreciation expense was $764,000 and $1.5 million for the three and six months ended June 30, 2021, and $680,000 and $1.3 million for the three and six months ended June 30, 2020, respectively. Finance leases are also included in property and equipment as vehicles on the condensed consolidated balance sheets (Note 6).

4.	Investments

As of June 30, 2021 and December 31, 2020, amortized cost, gross unrealized gains and losses, and estimated fair values of total fixed-maturity securities were as follows:

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Available-for-sale securities
U.S. Treasury bonds	3,002	1	-	3,003
	$3,002	$1	$-	$3,003

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Held-to-maturity securities:
U.S. Treasury bonds	10,002	14	-	10,016
Available-for-sale securities
U.S. Treasury bonds	13,060	68	-	13,128
	$23,062	$82	$-	$23,144

Changes in fair value are related to changes in market interest rates. The Company expects to collect all contractual principal and interest payments.

The following is a summary of maturities of securities held-to-maturity and available-for-sale as of June 30, 2021:

	Available-for-sale
	Amortized Cost	Estimated Fair Value
Amounts maturing in:
One year or less	$3,002	$3,003
Total investments	$3,002	$3,003

The Company recorded interest income of $72,000 and $178,000 for the three and six months ended June 30, 2021, and $374,000 and $752,000 for the three and six months ended June 30, 2020, respectively, as a component of interest and other income (expense), net on the Company’s condensed consolidated statement of operations and comprehensive loss.

5.	Accrued liabilities

Accrued liabilities consisted of the following as of:

	June 30,	December 31,
	2021	2020
Accrued payables	$13,285	$7,274
Accrued compensation	4,848	8,554
Liability for early exercised stock options	444	569
Other	483	167

Total	$19,060	$16,564

6.	Leases

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the Company recognizes lease expense for these leases on a straight-line basis over the lease terms. Leases with terms greater than 12 months are included in operating lease ROU assets and operating lease liabilities in the Company’s condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Maturities of lease liabilities as of June 30, 2021 and are as follows:

	Operating Lease	Finance Lease
Year ending December 31:
2021, remainder	$1,369	$40
2022	2,802	79
2023	2,756	42
2024	2,678	1
2025	2,772	-
Thereafter	3,642	-
Less: imputed interest	(3,648)	(6)
Present value of lease liabilities	12,371	156
Less: current portion	(2,607)	(26)
Lease liabilities net of current portion	$9,764	$130

The components of lease expense were as follows for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating lease cost	$484	$472	$953	$934
Finance lease cost:
Amortization of right-of-use assets	$19	$18	$37	$30
Interest on lease liabilities	1	2	3	4
Total finance lease cost	$20	$20	$40	$34

The Company made payments of $659,000 and $1.3 million during the three and six months ended June 30, 2021, respectively, and $636,000 and $1.2 million during the three and six months ended June 30, 2020, respectively, which are included as cash flow from operations on the condensed consolidated statements of cash flows.

As of June 30, 2021 and December 31, 2020, $296,000 of finance lease ROU assets were presented as part of property and equipment on the condensed consolidated balance sheet with accumulated amortization of $144,000 and $76,000, respectively.

Additional information related to the Company’s leases was as follows as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Operating Lease:
Weighted-average remaining lease term (years)	5.58	5.97
Weighted-average discount rate	9.38%	9.35%
Finance Lease:
Weighted-average remaining lease term (years)	2.20	2.68
Weighted-average discount rate	3.12%	3.15%

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

The Company recorded the Warrants initially at fair value (Note 10) as derivative liabilities on the consolidated balance sheet with the value being allocated to the notes as a debt discount. The fair value of the Warrants upon issuance on April 20, 2018 and June 6, 2018, was $0.7 million and $238,000, respectively. As of June 30, 2021 and December 31, 2020, due to the IPO in October 2020, all outstanding warrants were automatically exercised for the issuance of Common Stock, and upon that exercise, such warrants were no longer outstanding.

 As Series A contained a conditional obligation for the Company to repurchase the shares for cash consideration, the Warrants were exercised as of the IPO date, with changes in fair value being recorded on the consolidated statements of operations and comprehensive loss. The Company recorded a change in fair value of derivative liabilities of $76,000 and $56,000 for the three and six months ended June 30, 2020, respectively.

Redeemable convertible preferred stock liability

In connection with the issuance of shares of Series B-1 (Note 8), the Series B-1 preferred stockholders committed to purchase and the Company committed to sell 3,569,630 shares of Series B-2 at a price of $11.20563 per share in a subsequent closing, contingent upon the achievement of certain developmental milestones or a receipt of a waiver of achievement of the milestones. The Redeemable Convertible Preferred Stock Liability is considered a freestanding instrument that qualifies as a liability under ASC Topic 480, Distinguishing Liabilities from Equity as the Company is committed to issue an instrument that ultimately may require a transfer of assets. The liability is accounted for at fair value and re-measured at each reporting date (Note 10). On the date of the initial closing, the Company recorded the Redeemable Convertible Preferred Stock Liability at a fair value of $3.2 million. As of June 30, 2021 and December 31, 2020, all of the Series B-2 shares were issued and then, as a result of the IPO, converted to shares of common stock.  The Company recorded a change in fair value of derivative liabilities of $198,000 and $364,000 for the three and six months ended June 30, 2020, respectively.

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

Prior to the IPO, the Company issued 3,569,630 shares of Series B-2, which upon the closing of the IPO converted into common stock. In connection with the Company’s IPO, all shares of Series B-1 converted into common stock. As of June 30, 2021, there was 10,000,000 shares of preferred stock authorized and no preferred stock issued.
9.	Stock-based compensation

Stock options

During the three and six months ended June 30, 2021, the Company’s stock option compensation expense was approximately $3.1 million and $5.8 million. During the three and six months ended June 30, 2020, the Company’s stock option compensation expense was approximately $237,000 and $478,000. There was no recognized tax benefit in either of the periods. As of June 30, 2021, unamortized expense balance was $37.2 million, to be amortized over a weighted average period of 2.97 years.

Stock option activity during the six months ended June 30, 2021 is as follows:

	Shares subject to options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	5,488,148	$11.19	9.57	$90,335
Granted	236,100	$26.06
Exercised	(81,013)	$3.79		$307
Cancelled	(84,649)	$12.36
Outstanding as of June 30, 2021	5,558,586	$11.91	9.09	$47,137

Options vested and expected to vest as of June 30, 2021	5,508,442	$11.99	9.09	$46,271
Options vested and exercisable as of June 30, 2021	1,089,387	$7.86	8.81	$13,650

The weighted-average grant date fair value of options granted was $17.70 and $17.61 per share during the three and six months ended June 30, 2021.

Restricted stock awards

During the three and six months ended June 30, 2021, the Company recorded a total stock-based compensation expense related to the restricted stock awards of $89,000 and $179,000, respectively. During the three and six months ended June 30, 2020, the Company recorded a total stock-based compensation expense related to the restricted stock awards of $90,000 and $180,000, respectively. As of June 30, 2021, unrecognized stock-based compensation expense related to outstanding unvested shares of restricted stock that are expected to vest were approximately $272,000, expected to be recognized over a weighted-average period of 0.8 years.

The following table summarizes the Company’s restricted common stock activity for the six months ended June 30, 2021:

	Number of Awards	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Issued and unvested as of January 1, 2021	408,411	1.15	470
Restricted stock awards granted	—		—
Restricted stock awards vested	(183,694)	0.98	(180)
Issued and unvested as of June 30, 2021	224,717	1.30	290

During the six months ended June 30, 2021, the Company issued 262,982 shares of common stock, upon exercise of unvested stock options or purchases for unvested restricted stock awards. As of June 30, 2021 and December 31, 2020, there were 280,195 and 396,522 shares of Common Stock held by employees subject to repurchase at an aggregate price of $0.4 million and $0.6 million, respectively. A corresponding liability was recorded and included in accrued expenses on the condensed consolidated balance sheet as of June 30, 2021 and December 31, 2020, respectively.

Employee stock purchase plan

During the three and six months ended June 30, 2021, the Company recorded a total stock-based compensation expense of $240,000 and $240,000, respectively, related to the employee stock purchase plan. No purchase of common stock had been made by the Company as of June 30, 2021.

Stock-based compensation expense was allocated as follows for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Research and development	$1,974	$178	$3,683	$350
General and administrative	1,475	149	2,522	308
Total	$3,449	$327	$6,205	$658

10.	Fair value

The following tables present the fair value of the Company’s financial instruments that are measured or disclosed at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2021
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	187,650	-	-
U.S. Treasury bonds	3,003	-	-
	$190,653	$-	$-

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$220,383	$-	$-
U.S. Treasury bonds	23,144	-	-
	$243,527	$-	$-

11.	License and collaboration agreements

Agreement with Emory University (Emory)

In June 2018, the Company entered into a license agreement with Emory (the Emory License Agreement), pursuant to which Emory granted the Company a worldwide, sublicensable license under certain of its intellectual property rights to make, have made, develop, use, offer to sell, sell, import and export products containing certain compounds relating to Emory’s hepatitis B virus capsid assembly modulator technology, for all therapeutic and prophylactic uses. Such license is initially exclusive with respect to specified licensed patents owned by Emory and non-exclusive with respect to certain of Emory’s specified know-how. Beginning in June 2022, the license to such patents will become non-exclusive with respect to all fields except for the treatment and prevention of HBV; however, the Company may select up to six compounds which will maintain exclusivity with respect to all therapeutic and prophylactic uses. With respect to all other compounds that are enabled by the licensed patents, those which are jointly invented by the Company and Emory or inventors in the Schinazi laboratory, or which are disclosed in a specified licensed patent, are licensed to the Company exclusively including as to Emory; whereas all other such compounds are licensed to the Company non-exclusively. Under the terms of the Emory License Agreement, the Company is obligated to use commercially reasonable efforts to bring licensed products to market in accordance with a mutually agreed upon development plan. Unless terminated earlier by either party in accordance with the provisions thereof, the Emory License Agreement shall continue until the expiration of the last–to-expire of the patents licensed to the Company thereunder.

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

The Company has agreed to pay Emory up to an aggregate of $125.0 million upon the achievement of specified development, regulatory, and commercial milestones, and all ongoing patent costs. During the six months ended June 30, 2021, the Company had $147,000 expenses related to milestone payments. The Company also agreed to pay Emory tiered single-digit royalties on worldwide annual net sales of licensed products, on a quarterly basis and calculated on a product-by-product basis. With respect to licensed products containing any of a specified subset of the licensed compounds, such royalties range from a mid-single digit to a high-single digit percentage rate. With respect to licensed products which do not contain such compounds, the royalties span a range of percentage rates within the mid-single digits if a Phase 1 clinical trial is initiated for the product within three years of the effective date of the Emory License Agreement, and range from a low-single digit to a mid-single digit rate if a Phase 1 clinical trial is initiated more than three years after the effective date. During the three and six months ended June 30, 2021 and 2020, the Company made no payments associated with royalties and recognized no expense or accruals.

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

The Company is obligated to make payments to Luxna, in aggregate, totaling up to but no more than $55.5 million upon the achievement of specified development, regulatory, and commercial milestones. During the three and six months ended June 30, 2021 and 2020, the Company recognized no expenses related to milestone payments. The Company is also required to pay Luxna a low-single digit royalty percentage on net sale of applicable products, if any. During the three and six months ended June 30, 2021 and 2020, the Company made no payments associated with royalties.

Agreement with Katholieke Universiteit Leuven (KU Leuven)

On June 25, 2020, the Company entered into a Research, Licensing and Commercialization Agreement (KU Leuven Agreement) with KU Leuven, under which the Company is collaborating with KU Leuven’s Rega Institute for Medical Research, as well as its Centre for Drug Design and Discovery, to research and develop potential protease inhibitors for the treatment, diagnosis or prevention of coronaviruses, including of SARS-CoV-2. Unless terminated earlier by either party in accordance with provisions in the agreement, the collaboration period will terminate at the earlier of completion of all collaboration activities or 2.5 years. In connection with the KU Leuven Agreement, KU Leuven and the Company granted each other exclusive cross-licenses to use certain know-how and existing patents of the other party as well as certain joint know-how and joint patents to carry out research and development collaboration activities during the collaboration period. KU Leuven granted to the Company an exclusive (including as to KU Leuven), worldwide license under certain of KU Leuven’s know-how and existing patents, and certain joint patents and joint know-how, to manufacture and commercialize the licensed products for the treatment, diagnosis or detection of viral infections in humans. KU Leuven reserved the right to use all KU Leuven knowhow, existing KU Leuven patents, joint patents and joint know-how for academic and non-commercial research and teaching purposes. As consideration for this license, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to but no more than $30.0 million upon the achievement of certain commercial sales milestones. For each licensed product developed through KU Leuven and the Company’s collaborative effort, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to $32.0 million upon the achievement of certain development and regulatory milestones. The Company is also required to pay KU Leuven a low-to-mid-single digit royalty percentage, subject to certain adjustments, on net sales of applicable products, if any. Unless terminated earlier by either party, the agreement shall continue until the expiration of the last to expire royalty term, which is the later of the expiration or termination of the last valid patent claim covering the manufacture, use, sale or importation of the licensed product in a particular country or 10 years after the first commercial sale of a licensed product. During the three and six months ended June 30, 2021 and 2020, the Company recognized no expenses related to milestone payments.

Agreement with Merck

In December 2020, the Company and Merck & Co. entered into an exclusive License and Research Collaboration Agreement under which Merck and the Company agreed to apply the Company’s oligonucleotide platform technology to discover, research, optimize and develop oligonucleotides directed against a NASH target and up to one additional liver-targeted cardiometabolic and/or fibrosis target. Under the terms of the agreement, the Company received an upfront payment from Merck and may receive an additional upfront payment after finalization of a research plan for such additional target. With respect to each collaboration target, the Company will be eligible for up to $458.0 million in development and commercialization milestones as well as tiered royalties on net sales. The Company will be primarily responsible for designing, preparing and evaluating the oligonucleotide molecules and delivering optimized lead molecules, and Merck will be responsible for subsequent research, clinical development and commercialization efforts. The Company determined that the Merck agreement falls within the scope of ASC 808 and we analogized to ASC 606 for the accounting of payments such as upfront payments and other milestones. Revenue is recognized based on percentage of completion of the overall project. During the three and six months ended June 30, 2021 the Company recognized $1.5 million and $2.5 million, respectively, of revenue from collaborative arrangements related to milestone payments.

12.	Commitments and contingencies

From time to time, the Company may have certain contingent liabilities, including legal matters that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company had no contingent liabilities requiring accrual as of June 30, 2021 and December 31, 2020.

13. Income taxes

The Company has a history of losses and projects losses for the full year 2021. The Company continues to maintain a full valuation allowance its net deferred tax assets.

14.	Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(29,818)	$(20,797)	$(57,492)	$(40,826)
Weighted average common stock outstanding, basic and diluted	37,619,039	2,810,854	37,526,650	2,729,827
Net loss per share - basic and diluted	$(0.79)	$(7.40)	$(1.53)	$(14.96)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Convertible preferred stock	-	19,201,430	-	19,201,430
Forward contract to issue redeemable convertible preferred stock	-	3,569,630	-	3,569,630
Options to purchase common stock	5,550,324	2,298,695	5,550,324	2,298,695
Unvested restricted stock	224,688	617,795	224,688	617,795
Warrants to purchase preferred stock	-	83,149	-	83,149
	5,775,012	25,770,699	5,775,012	25,770,699

15.	Subsequent events

In preparing the interim financial statements as of June 30, 2021 and for the three and six months then ended, the Company evaluated subsequent events for recognition and measurement purposes during which time nothing has occurred outside of the normal course of business operations that would require disclosure other than the event discussed below.

Follow-on Offering

On July 6, 2021, the Company closed its Follow-on Offering and issued 4,400,000 shares of its common stock at a public offering price of $19.00 per share for net proceeds of $77.9 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel therapeutics to address unmet medical needs in viral and liver diseases. We utilize our proprietary oligonucleotide and small molecule platforms to develop pharmacologically optimized drug candidates for use in combination regimens designed to achieve improved treatment outcomes. Our lead effort is to develop a functional cure for Chronic Hepatitis B (CHB), which often results in life-threatening conditions such as cirrhosis, end-stage liver disease (ESLD) and the most common form of liver cancer, hepatocellular carcinoma (HCC). The most widely used treatment for CHB, nucleos(t)ide analogs, suppresses viral replication but only achieves low rates of functional cure and often requires long-term administration. To address this issue, we have developed a portfolio of differentiated drug candidates for CHB, including an S-antigen Transport-inhibiting Oligonucleotide Polymers (STOPS) molecule, a small molecule Capsid Assembly Modulator (CAM), and oligonucleotides (Antisense Oligonucleotides (ASO) and Small Interfering Ribonucleic Acids (siRNA)), each of which is designed against clinically validated targets in the Hepatitis B Virus (HBV) life cycle. We believe that combination regimens utilizing our portfolio of CHB drug candidates may lead to higher rates of functional cure. Initial Phase 1a studies in healthy volunteers for our STOPS molecule and CAM have been completed. Phase 1b dose range studies, evaluating the properties of our STOPS molecule and CAM as monotherapy in CHB patients, are approved in many countries, including New Zealand, Hong Kong, the United Kingdom, South Korea, China and Moldova, and dosing in patients in both of these studies is ongoing. The STOPS molecule drug candidate, ALG-010133, was generally well tolerated in healthy volunteers (HVs) when given as single and multiple (3 weekly) subcutaneous doses of up to 200 mg and 180 mg, respectively. No serious adverse events (SAEs) or treatment emergent adverse events (TEAEs) leading to premature discontinuation of study drug occurred. Injection site reactions (ISRs) occurred in 19% of ALG-010133-treated subjects and were generally characterized by localized erythema that was mild to moderate in severity and resolved over time. One ISR that occurred after receiving a single 200 mg dose of ALG-010133 was considered severe based on surface area criteria (>100 cm2). Prophylactic use of topical steroids is being utilized in Phase 1b to potentially mitigate future ISRs. Based on the pharmacokinetic (PK) exposures achieved in HVs, weekly subcutaneous doses of 120 mg and higher will be evaluated in CHB cohorts. Currently, doses of 120 mg and 200 mg given weekly over 12 weeks are being evaluated in two separate cohorts of patients with CHB. For the CAM drug candidate, ALG-000184, preliminary data in both HVs and CHB subjects indicate the drug has predictable PK and was well tolerated, with no SAEs or TEAEs leading to discontinuation reported. Additionally, antiviral activity data in eight treatment naive/currently not treated CHB subjects receiving a daily dose of 100 mg ALG-000184 for 14 days were promising, showing a mean HBV DNA reduction of 2.9 log10 IU/mL. In the future, we may also conduct clinical trials for our STOPS molecule and CAM and other drug candidates in other countries and territories. Additionally, we recently filed a clinical trial application (CTA) seeking regulatory approval to initiate a two-part Phase 1a/1b study evaluating the safety, pharmacokinetics, and antiviral activity of our ASO, ALG-020572, in HVs and CHB subjects, respectively. Finally, our preclinical efforts to advance our siRNA targeted against HBV are ongoing, with ALG-125755 CTA filing on-track for 1H 2022.

Our second area of focus is in non-alcoholic steatohepatitis (NASH), a complex, chronic liver disease where combination regimens may likewise prove beneficial. Our most advanced drug candidate for NASH is ALG-055009, a small molecule THR-ß agonist is currently in nonclinical studies to enable a first-in-human clinical trial. We plan to file a CTA for a Phase 1a/1b study in HVs and subjects with hyperlipidemia in Q3 2021. We believe ALG-055009 has the potential to become an integral component of future combination regimens for NASH.

Our third area of focus is to develop drug candidates with pan-coronavirus activity, including Severe Acute Respiratory Syndrome coronavirus 2 (SARS-CoV-2), the virus responsible for COVID-19. Our efforts to identify a coronavirus therapeutic are multipronged and utilize both our small molecule and oligonucleotide expertise. For our small molecule approach, we are exploring coronavirus protease inhibitors in collaboration with KU Leuven / CISTIM / CD3. In the oligonucleotide areas, we are investigating a siRNA modality and are exploring the potential for targeted lung delivery with this approach.

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

In July 2021, we completed a follow-on offering and issued 4,400,000 shares of our common stock at a price to the public of $19.00 per share for net proceeds of $77.9 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

We have incurred net losses and negative cash flows from operations in each year since our formation in February 2018. Our net losses were $57.5 million and $40.8 million for the six months ended June 30, 2021 and 2020, respectively. We have had no revenue from product sales. As of June 30, 2021, we had an accumulated deficit of $232.2 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. Our net operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of our clinical trials and nonclinical studies and our other research and development expenses. We have no internal manufacturing capabilities or salesforce and outsource a substantial portion of our clinical trial work to third parties.

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

Interest and other income (expense), net

Interest and other income (expense), net comprises interest income, net and other income (loss), net. Interest income, net primarily consists of interest earned on our cash, cash equivalents, and short-term investments and interest expense related to our convertible note instruments. Other (loss) income, net consists primarily of the change fair value of derivative liabilities and our short-term investments.

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

Operating expenses

The following table summarizes our operating expenses for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,		Change
	2021	2020	($)%
Operating expenses:
Research and development	$24,554	$17,176	$7,378	43%
General and administrative	6,556	4,095	2,461	60%
Total operating expenses	$31,110	$21,271	$9,839	46%

Research and development expenses

Research and development expenses were $24.6 million for the three months ended June 30, 2021, compared to $17.2 million for the three months ended June 30, 2020, an increase of $7.4 million. The increase was primarily due to an increase of $2.2 million of additional employee-related costs, of which $1.8 million related to stock-based compensation. The increase also includes $3.8 million in third-party expenses for our preclinical programs and the continued increase in expenditures related to research and development activities associated with our STOPs molecule and CAM candidates as well as activities related to our NASH program, a $0.3 million increase in consulting services, a $0.2 million increase in depreciation, a $0.2 million in recruiting costs due to increased headcount, and $0.7 million of facilities and related expenses.

General and administrative expenses

General and administrative expenses were $6.6 million for the three months ended June 30, 2021, compared to $4.1 million for the three months ended June 30, 2020, an increase of $2.5 million. The increase was primarily due to an increase of $2.1 million additional employee-related costs, of which $1.3 million related to stock-based compensation, $1.2 million increase in third-party expenses primarily due to increased administrative costs, patent costs and D&O insurance to support our status as a public company, offset by a decrease of $0.6 million in facilities and related expenses and a decrease of $0.2 million in depreciation and other costs.

Interest and other income (expense), net

`	Three Months Ended
	June 30,		Change
	2021	2020	($)%
Interest income, net	$72	$374	$(302)	-81%
Other (loss) income, net	(298)	41	(339)	-818%
Total interest and other income (expense), net	$(225)	$415	$(641)	-154%

Interest income, net decreased to $0.1 million for the three months ended June 30, 2021 from $0.4 million for the three months ended June 30, 2020, a decrease in $0.3 million, primarily due to the change in our portfolio of cash equivalents and short-term investments which results in lower interest yield.

Other (loss) income, net decreased to a loss of $0.3 million for the three months ended June 30, 2021 from income of $0.0 million for the three months ended June 30, 2020, a decrease of $0.3 million, primarily due to the fair value change recognized on the net increase in fair value of both our redeemable convertible preferred stock liability and warrant liabilities in the prior year.

Comparison of the six months ended June 30, 2021 and 2020

Operating expenses

The following table summarizes our operating expenses for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,		Change
	2021	2020	($)%
Operating expenses:
Research and development	$47,422	$34,478	$12,944	38%
General and administrative	12,337	7,514	4,823	64%
Total operating expenses	$59,759	$41,992	$17,767	42%

Research and development expenses

Research and development expenses were $47.4 million for the six months ended June 30, 2021, compared to $34.5 million for the six months ended June 30, 2020, an increase of $12.9 million. The increase was primarily due to an increase of $4.9 million of additional employee-related costs, of which $3.3 million related to stock-based compensation. The increase also includes $5.6 million in third-party expenses for our preclinical programs and the continued increase in expenditures related to research and development activities associated with our STOPs molecule and CAM candidates, as well as activities related to our NASH program, a $0.4 million increase in depreciation, a $0.6 million increase in consulting and recruiting costs due to increased headcount, a $1.5 million increase of facilities and related expenses, partially offset by a $0.2 million decrease in lab expenses.

General and administrative expenses

General and administrative expenses were $12.3 million for the six months ended June 30, 2021, compared to $7.5 million for the six months ended June 30, 2020, an increase of $4.8 million. The increase was primarily due to an increase of $3.6 million of additional employee-related costs, of which $2.2 million related to stock-based compensation, $3.3 million increase in third-party expenses primarily due to increased administrative costs, patent costs and D&O insurance to support our status as a public company, offset by a decrease of $1.6 million in facilities and related expenses, a decrease of $0.3 million in consulting and recruitment costs, and a decrease of $0.2 million in depreciation and lab expenses.

Interest and other income (expense), net

`	Six Months Ended
	June 30,		Change
	2021	2020	($)%
Interest income, net	$178	$842	$(665)	-79%
Other (loss) income, net	(292)	266	(557)	-210%
Total interest and other income (expense), net	$(114)	$1,108	$(1,222)	-110%

Interest income, net decreased to $0.2 million for the six months ended June 30, 2021 from $0.8 million for the six months ended June 30, 2020, a decrease in $0.6 million, primarily due to the change in our portfolio of cash equivalents and short-term investments which results in lower interest yield.

Other (loss) income, net decreased to a loss of $0.3 million for the six months ended June 30, 2021 from income of $0.3 million for the six months ended June 30, 2020, a decrease of $0.6 million, primarily due to the fair value change recognized on the net increase in fair value of both our redeemable convertible preferred stock liability and warrant liabilities in the prior year.

Liquidity and capital resources

Since our inception, we have not generated any revenue from product sales or any other sources, and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any drug candidates for at least several years, if ever. To date, we have financed our operations through private placements of preferred stock, issuances of common stock and convertible debt. Through June 30, 2021, we had received gross proceeds of $186.9 million from sales of our preferred stock, issuances of common stock and our issuance of convertible debt. As of June 30, 2021, we had cash, cash equivalents and short-term investments of $190.7 million.

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

As of June 30, 2021, we had cash, cash equivalents and short-term investments of $190.7 million. In October 2020, we issued an aggregate of 3,569,630 shares of our Series B-2 redeemable convertible preferred stock in the second tranche of our Series B convertible preferred stock financing for aggregate proceeds to us of $40.0 million. In addition, we have received net proceeds of $151.4 million from the sale of an aggregate of 11,150,000 shares of our common stock on October 20, 2020 and on November 5, 2020 as part of our IPO, and net proceeds of $77.9 million from the sale of 4,400,000 shares of our common stock on July 6, 2021 as part of our Follow-on Offering. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our planned operating expenses and capital expenditure requirements through at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Furthermore, we may elect to raise additional capital on an opportunistic basis to fund operations.

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

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended
	June 30,
	2021	2020
Net cash used in operating activities	$(52,814)	$(38,013)
Net cash (used in) provided by investing activities	19,541	(8,838)
Net cash (used in) provided by financing activities	173	(21)
Net decrease in cash, cash equivalents, and restricted cash	$(33,100)	$(46,872)

Operating activities

During the six months ended June 30, 2021, operating activities used $52.8 million of cash, primarily resulting from our net loss of $57.5 million and cash used in changes in our operating assets and liabilities of $3.4 million, partially offset by non-cash charges of $8.1 million. Net cash used in changes in our operating assets and liabilities of $3.4 million consisted of a decrease of $2.5 million in deferred revenue from collaborations, a decrease of $0.6 million in operating lease liabilities, a decrease of $0.1 million in other liabilities, and an increase of $0.3 in other assets. The decrease in deferred revenue from collaborations was a result of recognition of revenue from collaborations due to progress towards the completion of the project. The decrease in the operating lease liability was a result of payments made on outstanding lease obligations.

During the six months ended June 30, 2020, operating activities used $38.0 million of cash, primarily resulting from our net loss of $40.8 million, partially offset by cash provided by changes in our operating assets and liabilities of $0.8 million and non-cash charges of $2.0 million. Net cash provided by changes in our operating assets and liabilities of $0.8 million consisted of an increase of $2.0 million in accounts payable and accrued liabilities, partially offset by a decrease of $0.6 million in operating lease liability and an increase of $0.6 million in other current assets. The increase in accounts payable and accrued liabilities was largely due to an increase in external research and development costs. The decrease in the operating lease liability was a result of payments made on outstanding lease obligations. The increase in other assets was largely due to an increase in prepayments for services.

Investing activities

During the six months ended June 30, 2021, investing activities provided $19.5 million of cash, consisting primarily of $20.0 million of investment maturities, offset by $0.5 million of purchases of property and equipment.

During the six months ended June 30, 2020, investing activities used $8.8 million of cash, consisting primarily of $45.3 million of short-term and long-term investment purchases and $1.7 million of purchases of property and equipment, offset by $38.1 million of short-term investment maturities.

Financing activities

During the six months ended June 30, 2021, net cash provided by financing activities was $0.2 million, consisting primarily of $0.3 million proceeds from the exercise of stock options, partially offset by $0.1 million of payments of deferred offering costs.

During the six months ended June 30, 2020, net cash used in financing activities was $0.0 million, consisting primarily of a $0.4 million payment of Series B-1 convertible preferred stock issuance costs, partially offset by the proceeds from the exercise of warrants to purchase shares of Series A convertible preferred stock of $0.4 million and proceeds from the exercise of stock options of $0.1 million.

Contractual obligations and commitments

We have no material changes to our contractual obligations and commitments as of June 30, 2021 as disclosed in the contractual obligations and commitment section in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2021.

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

For a discussion of our critical accounting estimates, see “Management’s discussion and analysis of financial condition and results of operations” in our annual report on Form 10-K for the year ended December 31, 2020, previously filed with the SEC, the notes to our audited financial statements appearing in the Form 10-K and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through June 30, 2021 from those discussed in our Form 10-K.

Recently issued and adopted accounting pronouncements

For a description of the expected impact of recently adopted accounting pronouncements, see Note 2. Summary of Significant Accounting Policies in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates applicable to our investment portfolio of cash equivalents and short-term investments. As of June 30, 2021, our cash equivalents consisted of money market funds. As of June 30, 2021, our short-term investments consisted of U.S. Treasury securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Should U.S. interest rates decline, interest income would be reduced in future periods for short- and long-term investments which mature and the proceeds of which are reinvested in similar instruments at lower interest rates. Additionally, the fair value of our short-term and long-term investments is subject to change as a result of potential changes in market interest rates, including changes resulting from the impact of the COVID-19 pandemic. The potential change in fair value from interest-rate-sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of June 30, 2021, we estimate that a hypothetical 100 basis point adverse movement would not result in a material impact on our financial position or results of operations or cash flows. As of June 30, 2021, we had no debt outstanding, besides short-term payables arising in the normal course of business, and are therefore not exposed to interest rate risk with respect to debt.

Foreign currency exchange risk

We have employees and operations, including contracts with third-party vendors, in Europe through our subsidiary Aligos Belgium BVBA. We have similar, but more limited, operations in Australia and China. Though the functional currency in these locations is the U.S. dollar, we remeasure transactions initially recorded in local currencies in these locations, the Euro, Australian dollar and Chinese yuan, respectively, to the U.S. dollars periodically. As such, we are exposed to foreign currency exchange risk as the underlying contracts to pay employees or vendors in these locations are generally denominated in the local currencies. A decline in the value of the U.S. dollar relative to these currencies would increase our cost of doing business in these locations. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not had a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have a material effect on our financial position or results of operations or cash flows.

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

Evaluation of disclosure controls and procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2021, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company, and we have only a limited operating history upon which you can evaluate our business and prospects. We currently have no products approved for commercial sale, have not generated any revenue from sales of products and have incurred losses in each year since our inception in February 2018. In addition, we have limited experience as a company and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Only two of our drug candidates, ALG‑010133 and ALG-000184, are currently in clinical development.

Since inception, we have incurred significant net losses. Our net losses were $57.5 million for the six months ended June 30, 2021 and $108.5 million for the year ended December 31, 2020. As of June 30, 2021, we had a total stockholders’ equity of $168.9 million. We have funded our operations to date primarily with proceeds from the sale of common stock, preferred stock and convertible notes. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our drug candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Our operations have consumed substantial amounts of cash since our inception. Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our initial nonclinical and clinical drug candidates. Nonclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of June 30, 2021, we had cash, cash equivalents and short-term investments of $190.7 million. In October 2020, we issued an aggregate of 3,569,630 shares of our Series B-2 redeemable convertible preferred stock in the second tranche of our Series B convertible preferred stock financing for aggregate proceeds to us of $40.0 million. In addition, we have received net proceeds of $151.4 million from the sale of an aggregate of 11,150,000 shares of our common stock on October 20, 2020 and on November 5, 2020 as part of our IPO, and net proceeds of $77.9 million from the sale of 4,400,000 shares of our common stock on July 6, 2021 as part of our Follow-on Offering. We expect to continue to spend substantial amounts to continue the nonclinical and clinical development of our current and future programs. If we are able to gain marketing approval for drug candidates that we develop, we will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate we develop.

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

Our business could be materially adversely affected by the effects of health pandemics or epidemics, including the current outbreak of COVID-19, which the World Health Organization declared a global pandemic and which has prompted severe lifestyle and commercial restrictions aimed at reducing the spread of the disease. In March 2020, the San Francisco Bay Area counties issued a joint shelter-in-place order, which was subsequently followed by a California state-wide shelter order, and other state and local governments implemented similar orders which, among other things, directed individuals to shelter at their places of residence, directed businesses and governmental agencies to cease non-essential operations at physical locations, prohibited certain non-essential gatherings, and ordered cessation of non-essential travel. As a result of these developments, we implemented work-from-home policies for most of our employees. Since the availability of COVID-19 vaccines, the majority of our U.S. employees have been fully vaccinated and as a result, we are allowing such employees to return to work at our U.S. facility. However, as the global COVID-19 pandemic and orders and guidance from state and local governments continue to evolve, we may need to reverse course and again implement work-from-home policies as necessary. Government-imposed quarantines and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions, the potential impact of changing government orders in response to upticks in COVID-19 cases and other limitations on our ability to conduct our business in the ordinary course. Although we do not anticipate any impacts to our clinical programs, these and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition in the future.

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

Our clinical development efforts across our drug candidates are in an early stage. We have initiated clinical trials for our most advanced drug candidates, ALG-010133 and ALG-000184 in many countries including New Zealand, Hong Kong, the United Kingdom, South Korea, China and Moldova. Our other programs are in the discovery or nonclinical development stage. We have invested substantially all of our efforts and financial resources in the identification of targets and nonclinical development of therapeutics to address hepatological indications and viral diseases. However, the biology of these indications and diseases is complex and not completely understood, and our current and future drug candidates may never achieve expected or functional levels of efficacy or achieve an acceptable safety profile. Our use of clinically validated targets to pursue treatments of these indications and diseases does not guarantee efficacy or safety or necessarily reduce the risk that our current or future drug candidates will not achieve expected or functional levels of efficacy or achieve an acceptable safety profile.

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

As an organization, we have not yet completed any clinical trials for any of our drug candidates. Each of our lead drug candidates, ALG-010133 and ALG-000184, is currently being evaluated in Phase 1 clinical trials in many countries, including New Zealand, Hong Kong, the United Kingdom, South Korea, China and Moldova. As a company, we have limited experience in preparing, submitting and prosecuting regulatory filings. Specifically, we have not previously submitted a new drug application (NDA) to the FDA or similar approval filings to a comparable foreign regulatory authority for any drug candidate. An NDA or other relevant regulatory filing must include extensive nonclinical and clinical data and supporting information to establish that the drug candidate is safe and effective for each desired indication. The NDA or other comparable regulatory filing must also include significant information regarding the chemistry, manufacturing and controls for the product. We have had limited interactions with the FDA and cannot be certain how many clinical trials of any of our drug candidates will be required or whether the FDA will agree with the design or implementation of our clinical trials. In addition, we cannot be certain that our current or future drug candidates will be successful in clinical trials such that the information contained in an NDA or comparable regulatory filing would support approval, and thus we cannot guarantee that any of our drug candidates will receive regulatory approval. Further, even if our current or future drug candidates are successful in clinical trials, such candidates may not receive regulatory approval. If we do not receive regulatory approvals for current or future drug candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approval to market a drug candidate, our revenue will depend, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights, as well as the availability of competitive products, third-party reimbursement and adoption by physicians.

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

In order to obtain approval from the FDA and other major regulatory agencies in non-U.S. countries to market a new drug candidate, we must demonstrate proof of safety and efficacy in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a drug candidate, we must complete extensive nonclinical studies that support our planned INDs or CTAs in the United States and other countries. At this time, we have two drug candidates (ALG-010133 and ALG-000184) being evaluated in Phase 1 clinical trials in many countries, including New Zealand, Hong Kong, the United Kingdom, South Korea, China and Moldova. The rest of our programs are in nonclinical research or earlier stages of development, including our other chronic hepatitis B (CHB) drug candidates, our nonalcoholic steatohepatitis (NASH) drug candidate and our coronavirus drug candidates. We cannot be certain of the timely completion or outcome of our nonclinical studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our nonclinical studies will ultimately support further development of our programs. In addition, the FDA may decline to accept the data we obtain from foreign clinical studies in support of an IND or NDA in the United States, which may require us to repeat or conduct additional nonclinical studies or clinical trials that we did not anticipate in the United States. As a result, we cannot be sure that we will be able to submit INDs in the United States, or CTAs or similar applications in other jurisdictions, on the timelines we expect, if at all, and we cannot be sure that submission of INDs, CTAs or similar applications will result in the FDA or other regulatory authorities allowing additional clinical trials to begin.

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

Further, we are currently conducting a clinical trial for each of ALG-010133 and ALG-000184 in many countries, including New Zealand, Hong Kong, the United Kingdom, South Korea, China and Moldova. We may also in the future conduct clinical trials for ALG-010133, ALG-000184 and other drug candidates in other countries and territories which presents additional risks that may delay completion of our clinical trials. These risks include the possibility that we could be required to conduct additional nonclinical studies before initiating any clinical trials, may be unable to enroll and retain patients as a result of differences in healthcare services, research guidelines or cultural customs, or may face additional administrative burdens associated with comparable foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

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

Specifically, the clinical trial sites for our current drug trials, including for ALG-010133 and ALG-000184, and future planned trials may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward COVID-19 efforts, travel or quarantine restrictions imposed by national, federal, state or local governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. Some of our third-party manufacturers we use for the supply of materials for drug candidates or other materials necessary to manufacture product to conduct clinical trials are located in countries affected by COVID-19, and, should they experience disruptions such as temporary closures or suspension of services, we would likely experience delays in advancing these trials.

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

In addition, another party may be successful in producing a more efficacious therapy for COVID-19 or a therapy with a more convenient or preferred route of administration or in producing a therapy in a more timely manner, which may lead to the diversion of funding away from us and toward other companies or lead to decreased demand for our potential therapies. For instance, Pfizer Inc. recently announced its COVID-19 experimental drug (an orally administered protease inhibitor) which entered the clinic in March 2021, may be available by the end of 2021. Similarly, Merck (together with Ridgeback Bio), is developing the drug Molnupiravir, an antiviral drug currently in a Phase 3 clinical trial which has the potential to become the first oral COVID-19 treatment. In such an event, the value and/or market potential of our COVID-19 protease inhibitor program which is further behind in terms of development process may be adversely impacted. Further, other therapies that are more affordable than our potential therapies may be used to treat COVID-19, including existing generic drugs, which could also hurt the funding of and demand for our potential therapies. In addition to BioNTech SE (together with Pfizer Inc.), Moderna, Inc. and Janssen Pharmaceutical Companies of Johnson & Johnson, there are efforts by several other public and private entities to develop a therapy or vaccine for COVID-19, including Alexion Pharmaceuticals Inc., Atea Pharmaceuticals, Inc. (together with Roche), Incyte Corporation, Sanofi S.A., Regeneron Pharmaceuticals, Inc., Amgen Inc. (together with Adaptive Biotechnologies Corporation), Abcellera Biologics, Inc. (together with Eli Lilly and Company), Vir Biotechnology, Inc. (together with Alnylam Pharmaceuticals, GSK, Biogen Inc. and WuXi Biologics Ltd.), Altimmune, Inc., AstraZeneca PLC (together with Oxford University), GlaxoSmithKline (GSK) (together with Sanofi S.A.), Heat Biologics, Inc., Inovio Pharmaceuticals, Inc., Novavax, Inc., Regeneron Pharmaceuticals Inc., Synairgen plc, Takeda Pharmaceutical Company Limited, and Vaxart, Inc., many of which are further along in the development process than we are. These other entities may be more successful at developing, manufacturing or commercializing a therapy for COVID-19, especially given that several of these other organizations are much larger than we are and have access to larger pools of capital, including U.S. government funding, and broader manufacturing infrastructure. The success or failure of other entities, or perceived success or failure, may adversely impact our ability to obtain any future funding for our development and manufacturing efforts or to ultimately commercialize a therapy for COVID-19, if approved.

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

From time to time, we may disclose interim data from our clinical trials, including the preliminary data included herein with respect to our CAM candidate, ALG-000184, and our STOPS candidate, ALG-000133. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more data on existing patients become available. Adverse differences between interim data and final data could significantly harm our business, financial condition, results of operations and prospects. From time to time, we may also publicly disclose preliminary or “topline” data from our clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same clinical trials, or different conclusions or considerations may qualify such topline results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.

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

Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. For example, we are conducting our initial clinical trials for ALG-010133 and ALG-000184 in many countries, including New Zealand, Hong Kong, the United Kingdom, South Korea, China and Moldova, and plan to conduct additional clinical trials in several other countries and territories within the Asia Pacific and/or Europe and our conduct of the trials must satisfy specific requirements in order for the FDA to accept the data in support of an IND or NDA in the United States. Further, any regulatory approval for our drug candidates may be withdrawn. If we fail to comply with the applicable regulatory requirements, our target market will be reduced and our ability to realize the full market potential of our drug candidates will be harmed and our business, financial condition, results of operations and prospects could be harmed.

Risks associated with our international operations, including seeking and obtaining approval to commercialize our drug candidates in foreign jurisdictions, could harm our business.

We engage in international operations with offices in the United States, Belgium and China and intend to seek approval to market our drug candidates outside of the United States. We may also do so for future drug candidates. We expect that we are or will be subject to additional risks related to these international business markets and relationships, including:

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

There are also companies developing or marketing treatments or vaccines for COVID-19, including Soliris by Alexion Pharmaceuticals Inc., Atea Pharmaceuticals, Inc. (together with Roche), Jakafi by Incyte Corporation, Kevzara by Sanofi S.A./Regeneron Pharmaceuticals, Inc., Amgen Inc. (together with Adaptive Biotechnologies Corporation), Abcellera Biologics, Inc. (together with Eli Lilly and Company), Vir Biotechnology, Inc. (together with GSK, Biogen Inc. and WuXi Biologics Ltd.), Altimmune, Inc., AstraZeneca PLC (together with Oxford University), BioNTech SE (together with Pfizer Inc.), GlaxoSmithKline plc (GSK) (together with Sanofi S.A.), Heat Biologics, Inc., Inovio Pharmaceuticals, Inc., Johnson & Johnson, Moderna, Inc., Novavax, Inc., Regeneron Pharmaceuticals Inc., and Vaxart, Inc. For example, BioNTech SE (together with Pfizer Inc.), Janssen Pharmaceutical Companies of Johnson & Johnson and Moderna Inc. have developed COVID-19 vaccines that have received authorization for emergency use and are being widely administered. In addition, Pfizer, Inc. recently announced its COVID-19 experimental drug (an orally administered protease inhibitor) which entered the clinic in March 2021, may be available by the end of 2021. Similarly, Merck (together with Ridgeback Bio), is developing the drug Molnupiravir, an antiviral drug currently in a Phase 3 clinical trial which has the potential to become the first oral COVID-19 treatment. The availability of such COVID-19 vaccines and Pfizer’s oral COVID-19 drug may reduce or eliminate the need for our potential COVID therapies to treat the disease and therefore negatively impact the commercial opportunity therefor.

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

We entered into a License Agreement with Emory in June 2018 (the Emory License Agreement), and a License Agreement with Luxna in December 2018 and an amendment in April 2020 (as amended, the Luxna Agreement). Under the Emory License Agreement and Luxna Agreement, we are subject to significant obligations, including milestone payments, royalty payments, and certain other agreed-to costs. For more information regarding our license agreements, please see the section titled “Business—License agreements and collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2020, previously filed with the SEC. If these payments become due under the terms of either the Emory University License Agreement or Luxna Agreement, we may not have sufficient funds available to meet our obligations and our development efforts may be materially harmed. Furthermore, if we are forced to raise additional funds, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market drug candidates that we would otherwise develop and market ourselves.

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

Many states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, the California Consumer Privacy Act of 2018 (CCPA) went into effect on January 1, 2020. The CCPA, among other things, creates individual privacy rights for California consumers, such as the right to access and delete their personal information, opt-out of certain sales of personal information and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase the frequency of data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the California Privacy Rights Act (CPRA) recently passed in California, which will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

We currently operate in countries outside of the United States, including Belgium, Australia and China, where laws may in some cases be more stringent than the requirements in the United States. For example, in Europe, the General Data Protection Regulation (GDPR) went into effect in May 2018 and imposes strict requirements for the collection, storage, use, disclosure, transfer and other processing of the personal data of individuals within the European Economic Area (EEA). The GDPR applies extra-territorially under certain circumstances and imposes stringent requirements on controllers and processors of personal data, including, for example, requirements to obtain consent or other legal bases from individuals to process their personal data, provide robust disclosures to individuals, accommodate a set of individual data rights, provide data security breach notifications, limit retention of personal information and apply enhanced protections to health data and other special categories of personal data. The GDPR also applies to pseudonymized data, which is defined as “the processing of personal data in such a way that the data can no longer be attributed to a specific data subject without the use of additional information,” and imposes additional obligations when we contract with third-party processors in connection with the processing of any personal data. The GDPR provides that EU and EEA member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data, which could limit our ability to use and share personal data, could cause our costs to increase and could harm our financial condition. Failure to comply with the requirements of the GDPR could result in fines of up to €20 million or 4% of the total worldwide annual turnover of our preceding fiscal year, whichever is higher, and other administrative penalties. Further, from January 1, 2021, we have to comply with the GDPR and also the United Kingdom GDPR (UK GDPR), which, together, with the amended Data Protection Act 2018, retains the GDPR in UK national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Currently there is a four to six-month grace period agreed in the EU and U.K. Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. The European Commission published a draft adequacy decision on February 19, 2021. If adopted, the decision will enable data transfers from EU member states to the United Kingdom for a four-year period, subject to subsequent extensions.

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

Our success depends in significant part on our ability and the ability of our current or future collaborators and licensors to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to our drug candidates and technology and to operate our business without infringing, misappropriating, or otherwise violating the intellectual property rights of others. If we and our current or future collaborators and licensors are unable to obtain and maintain sufficient intellectual property protection for our drug candidates or other drug candidates that we may identify, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize drug candidates similar or identical to ours, and our ability to successfully commercialize our drug candidates and other drug candidates that we may pursue may be impaired. We do not own any issued patents with respect to our programs, including our CHB and NASH programs, and we do not own or in-license any issued patents with claims that specifically recite our ALG‑010133, ALG‑000184, ALG‑020572, ALG‑125755 and ALG-055009 drug candidates. We can provide no assurance that any of our current or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. We cannot be certain that there is no invalidating prior art of which we and the patent examiner are unaware or that our interpretation of the relevance of prior art is correct. For example, there are certain patents and patent applications (and there may be other patents and patent applications) that are owned by third parties, including our competitors, that have (or may have) an earlier filing date, and could be determined to have an earlier priority date, than our patent applications relating to our STOPS candidate, ALG-010133. If a patent or patent application is determined to have an earlier priority date, it may prevent our patent applications from issuing at all or issuing in a form that provides any competitive advantage for our product candidates. Failure to obtain issued patents could have a material adverse effect on our ability to develop and commercialize our drug candidates. Even if our patent applications do issue as patents, third parties may be able to challenge the validity and enforceability of our patents on a variety of grounds, including that such third party’s patents and patent applications have an earlier priority date, and if such challenges are successful, we may be required to obtain one or more licenses from such third parties, or be prohibited from commercializing our product candidates. We may not be able to obtain these licenses on acceptable or commercially reasonable terms, if at all, or these licenses may be non-exclusive, which could result in our competitors using the same intellectual property.

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

In addition, if our licensors fail to abide by the terms of the license, if the licensors fail to prevent infringement by third parties or if the licensed patents or other rights are found to be invalid or unenforceable, our business, competitive position, financial condition, results of operations and prospects could be materially harmed. For more information regarding our license agreements, see the section titled “Business—License agreements and collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2020, previously filed with the SEC.

If we are unable to obtain licenses from third parties on commercially reasonable terms or at all, our business could be harmed.

It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products (if approved), in which case we would be required to obtain a license from these third parties. The licensing of third-party intellectual property rights is a competitive area, and more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. More established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to license such technology, or if we are forced to license such technology on unfavorable terms, our business could be materially harmed. If we are unable to obtain a necessary license, we may be unable to develop or commercialize the affected drug candidates, which could materially harm our business, and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation. Even if we are able to obtain a license, it may be or become non-exclusive, thereby giving our competitors access to the same technologies licensed to us. For example, under the Emory License Agreement we currently have an exclusive license with respect to certain patents and a non-exclusive license with respect to certain of Emory’s specified know-how. Beginning in June 2022, the license to such patents will become non-exclusive with respect to all fields except for the treatment and prevention of HBV. For more information regarding our license agreements, see the section titled “Business—License agreements and collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2020, previously filed with the SEC. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

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

We are aware of certain third-party issued patents and pending patent applications, including those of our competitors, that, if issued with their current claim scope, may be construed to cover our drug candidates, including ALG‑055009, ALG‑125755 and ALG‑010133. In the event that any of these patents were asserted against us, we believe that we would have defenses against any such action, including that such patents are not valid. However, if any such patents were to be asserted against us and our defenses to such assertion were unsuccessful and alternative technology was not available or technologically or commercially practical, unless we obtain a license to such patents, we could be liable for damages, which could be significant and include treble damages and attorneys’ fees if we are found to willfully infringe such patents, and we could be precluded from commercializing any drug candidates that were ultimately held to infringe such patents.

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

As of June 30, 2021, we had 86 full-time employees, including 71 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

As of June 30, 2021, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 57.2% of our outstanding common stock (assuming all shares of non-voting common stock are converted into voting common stock in accordance with the terms of our amended and restated certificate of incorporation). As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

The dual class structure of our common stock may limit an investor’s ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Consequently, the exercise by holders of our non-voting common stock of their option to make this conversion will have the effect of increasing the relative voting power of such holders, and correspondingly decreasing the voting power of the holders of our common stock, which may limit an investor’s ability to influence corporate matters. As of June 30, 2021, we had 3,092,338 shares of non-voting common stock outstanding. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Exchange Act of 1934, as amended (the Exchange Act), and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline.

As of June 30, 2021, approximately 8,606,847 shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

In addition, the holders of approximately 38.2 million of our total common stock and non-voting common stock (including 3,092,338 shares of non-voting common stock), are entitled to rights with respect to the registration of their shares under the Securities Act described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

Issuer purchasers of equity securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

  Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Provided Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	10/20/2020	3.1

3.2	Amended and Restated Bylaws.	8-K	10/20/2020	3.2

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/9/2020	4.2

10.1#	Consulting agreement by and between Aligos Therapeutics, Inc. and Kathleen Glaub, dated June 17, 2021.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 has been formatted in Inline XBRL.				X

#	Indicates management contract or compensatory plan.
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

ALIGOS THERAPEUTICS, INC.

Date: August 5, 2021	By:	/s/ Lawrence Blatt
Lawrence Blatt
Chief Executive Officer

Date: August 5, 2021	By:	/s/ Lesley Ann Calhoun
Lesley Ann Calhoun
Chief Financial Officer