Form 10-Q
period 2021-09-30
Aligos Therapeutics, Inc.
filed 2021-11-04
CIK 1799448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, the registrant had 42,616,191 shares of common stock, $0.0001 par value per share, outstanding, comprised of 39,523,853 shares of voting common stock, $0.0001 par value per share and 3,092,338 shares of non-voting common stock, $0.0001 par value per share.

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

In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•

the scope, progress, results and costs of developing our drug candidates or any other future drug candidates, and conducting nonclinical studies and clinical trials, including our ALG‑010133, ALG‑000184 and ALG-020572 clinical trials;

•	the scope, progress, results and costs related to the research and development of our pipeline;
•	the timing of, and costs involved in, obtaining and maintaining regulatory approval for any of our current or future drug candidates, and any related restrictions or limitations;
•	the impact of developments related to COVID-19 on our business and operations, including clinical trials, manufacturing suppliers, collaborators, use of contract research organizations and employees;
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

These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We undertake no

i

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

The summary risk factors described above should be read together with the text of the full risk factors below in the section entitled “Risk Factors” and the other information set forth in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations, and future growth prospects.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALIGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$239,734	$220,383
Restricted cash	653	560
Short-term investments	2,451	23,130
Other current assets	5,832	5,944
Total current assets	248,670	250,017
Operating lease right-of-use assets	6,886	6,901
Property and equipment, net	6,272	8,007
Long-term investments	492	-
Other assets	748	377
Total assets	$263,068	$265,302

LIABILITIES, PREFERRED STOCK,
AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,601	$3,313
Accrued liabilities	22,760	16,564
Operating lease liabilities, current	2,701	2,442
Finance lease liabilities, current	81	64
Deferred revenue from collaborations, current	6,637	7,891
Total current liabilities	34,780	30,274
Operating lease liabilities, net of current portion	9,586	10,371
Finance lease liabilities, net of current portion	53	130
Other liabilities	267	379
Deferred revenue from collaborations, net of current portion	1,371	4,109
Total liabilities	46,057	45,263
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2021 (unaudited) and December 31, 2020, respectively; no shares issued and outstanding as of September 30, 2021 (unaudited) and December 31, 2020	-	-
Common stock, $0.0001 par value; 320,000,000 shares authorized as of September 30, 2021 (unaudited) and December 31, 2020, respectively; 42,611,847 and 38,120,606 shares issued and outstanding as of September 30, 2021 (unaudited) and December 31, 2020	4	4
Additional paid-in capital	482,615	394,963
Accumulated deficit	(265,358)	(174,740)
Accumulated other comprehensive loss	(250)	(188)
Total stockholders’ equity	217,011	220,039
Total liabilities and stockholders’ equity	$263,068	$265,302

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue from collaborations	$1,537	$-	$3,992	$-
Operating expenses:
Research and development	28,132	17,332	75,555	51,809
General and administrative	6,473	4,225	18,810	11,739
Total operating expenses	34,605	21,557	94,365	63,548
Loss from operations	(33,068)	(21,557)	(90,373)	(63,548)
Interest and other income (expense), net	70	(11,740)	(44)	(10,633)
Loss before income tax expense	(32,998)	(33,297)	(90,417)	(74,181)
Income tax income (expense)	(126)	—	(201)	58
Net loss	(33,124)	(33,297)	(90,618)	(74,123)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(1)	(105)	(67)	132
Unrealized gain (loss) on pension plans	2	(13)	5	15
Other comprehensive income (loss)	1	(118)	(62)	147
Comprehensive loss	$(33,123)	$(33,415)	$(90,680)	$(73,976)
Net loss per share, basic and diluted	$(0.78)	$(11.00)	$(2.31)	$(26.20)
Weighted average shares of common stock, basic and diluted	42,399,984	3,027,825	39,151,095	2,829,160

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of June 30, 2021	38,200,121	$4	$401,363	$(232,234)	$(251)	$168,882
Issuance of common stock upon exercise of stock options	11,726	-	18	-	-	18
Issuance of common stock in connection with Follow-on Offering, net of offering costs	4,400,000	-	78,584	-	-	78,584
Costs related to the Follow-on Offering	-	-	(727)	-	-	(727)
Stock-based compensation	-	-	3,295	-	-	3,295
Vesting of early exercised common stock options	-	-	82	-	-	82
Other comprehensive income	-	-	-	-	1	1
Net loss	-	-	-	(33,124)	-	(33,124)
Balance as of September 30, 2021	42,611,847	$4	$482,615	$(265,358)	$(250)	$217,011

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2020	38,120,606	$4	$394,963	$(174,740)	$(188)	$220,039
Issuance of common stock upon exercise of stock options	91,241	-	327	-	-	327
Issuance of common stock in connection with Follow-on Offering, net of offering costs	4,400,000	-	78,584	-	-	78,584
Costs related to the Follow-on Offering	-	-	(727)	-	-	(727)
Stock-based compensation	-	-	9,260	-	-	9,260
Vesting of early exercised common stock options	-	-	208	-	-	208
Other comprehensive loss	-	-	-	-	(62)	(62)
Net loss	-	-	-	(90,618)	-	(90,618)
Balance as of September 30, 2021	42,611,847	$4	$482,615	$(265,358)	$(250)	$217,011

The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended September 30, 2020
	Series A Redeemable Convertible Preferred Stock		Series B-1 Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance as of June 30, 2020	10,857,395	$101,182	8,344,034	$81,384	4,035,978	$-	$2,300	$(107,023)	$150	$(104,573)
Stock-based compensation	-	-	-	-	-	-	1,016	-	-	1,016
Vesting of early exercised common stock	-	-	-	-	-	-	156	-	-	156
Issuance of common stock upon exercise of stock options	-	-	-	-	68,607	-	148	-	-	148
Other comprehensive loss	-	-	-	-	-	-	-	-	(118)	(118)
Net loss	-	-	-	-	-	-	-	(33,297)	-	(33,297)
Balance as of September 30, 2020	10,857,395	$101,182	8,344,034	$81,384	4,104,585	$-	$3,620	$(140,320)	$32	$(136,668)

	Nine Months Ended September 30, 2020
	Series A Redeemable Convertible Preferred Stock		Series B-1 Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance as of December 31, 2019	10,819,843	$100,695	8,344,034	$81,384	3,927,803	$-	$1,421	$(66,197)	$(115)	$(64,891)
Issuance of Series A stock upon exercise of Series A warrants	37,552	487	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	1,674	-	-	1,674
Vesting of early exercised common stock	-	-	-	-	-	-	282	-	-	282
Issuance of common stock upon exercise of stock options	-	-	-	-	176,782	-	243	-	-	243
Other comprehensive income	-	-	-	-	-	-	-	-	147	147
Net loss	-	-	-	-	-	-	-	(74,123)	-	(74,123)
Balance as of September 30, 2020	10,857,395	$101,182	8,344,034	$81,384	4,104,585	$-	$3,620	$(140,320)	$32	$(136,668)

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(90,618)	$(74,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments	63	181
Amortization of right of use assets	474	437
Depreciation expense	2,291	2,005
Stock-based compensation including ESPP	9,806	1,674
Change in fair value of derivative liability	-	296
Change in fair value of redeemable convertible preferred stock liabilities	-	11,387
Changes in operating assets and liabilities:
Other assets	(259)	(1,049)
Accounts payable	(712)	3,677
Accrued liabilities	5,861	1,875
Operating lease liabilities	(985)	(939)
Other liabilities	(111)	-
Deferred revenue from collaborations	(3,992)	-
Net cash and cash equivalents used in operating activities	(78,182)	(54,579)
Cash flows from investing activities:
Activities in available-for-sale investments:
Maturities of investments	13,000	22,000
Purchase of short-term investments	(1,961)	(45,279)
Purchase of long-term investments	(982)	-
Activities in held-to-maturity investments:
Maturities of investments	10,000	43,100
Purchases of property and equipment	(556)	(2,003)
Net cash and cash equivalents provided by investing activities	19,501	17,818
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with Follow-on Offering, net of costs	78,584	-
Proceeds from exercise of warrants for series A convertible preferred stock	-	350
Payment of Series B-1 redeemable convertible preferred stock issuance cost	-	(405)
Payments of deferred offering costs	(727)	(1,066)
Payments on finance lease	(59)	(46)
Proceeds from the exercise of common stock option	327	197
Net cash and cash equivalents provided by (used in) financing activities	78,125	(970)
Net increase (decrease) in cash, cash equivalents, and restricted cash	19,444	(37,731)
Cash, cash equivalents, and restricted cash, beginning of period	220,943	70,103
Cash, cash equivalents, and restricted cash, end of period	$240,387	$32,372

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Reconciliation to amounts on the consolidated balance sheet:
Cash and cash equivalents	$239,734	$31,816
Restricted cash	653	556
Total cash, cash equivalents, and restricted cash	$240,387	$32,372

Supplemental disclosures of cash flow information:
Interest paid	-	4

Supplemental disclosures of noncash financing and investing activities:
Leasehold improvement directly paid by landlord	$-	$79
Mark to market adjustment for available-for-sale investments	$(67)	$132
Acquisition of right of use asset through operating lease obligation	$459	$-
Change in fair value of derivative liability upon exercise of warrants	$-	$137
Vesting of early exercised options	$208	$282
Receivable from exercise of common stock options	$-	$46
Change in pension obligation	$5	$15
Deferred offering costs in AP and accrued liabilities	$-	$1,544

The accompanying notes are an integral part of these consolidated financial statements.

ALIGOS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Description of business

Aligos Therapeutics, Inc. (Aligos-US) was incorporated in the state of Delaware on February 5, 2018 (inception). On September 10, 2018, the Company formed Aligos Belgium BVBA (Aligos-Belgium), a limited liability company organized under the laws of Belgium. On March 30, 2020, the Company formed as a wholly owned subsidiary, Aligos Australia Pty LTD (Aligos-Australia), a proprietary limited company. On May 18, 2021, the Company formed as a wholly owned subsidiary, Aligos Therapeutics (Shanghai) Co. Ltd. (Aligos-Shanghai) and together with Aligos-US, Aligos-Belgium, and Aligos-Australia being the “Company” or “Aligos”.

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

Reverse stock split

On October 9, 2020, the Company effected a 1-for-9.3197 reverse stock split (the Reverse Stock Split) of the Company’s common stock and redeemable convertible preferred stock to be consummated prior to the effectiveness of the Company’s initial public offering (IPO). The par value and authorized shares of the common stock and redeemable convertible preferred stock were not adjusted as a result of the Reverse Stock Split. All issued and outstanding common stock, options to purchase common stock and per share amounts contained in the financial statements have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented.

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

Liquidity

The Company has incurred losses and negative cash flows from operations since its inception. As of September 30, 2021 and December 31, 2020, the Company had an accumulated deficit of $265.4 million and $174.7 million, respectively. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of expanded research and development activities.

As of September 30, 2021, the Company has unrestricted cash, cash equivalents and investments of approximately $242.7 million which is available to fund future operations. The Company expects to continue to spend substantial amounts to continue the nonclinical and clinical development of its current and future programs. If the Company is able to gain marketing approval for drug candidates that are being developed, it will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of the Company’s planned and anticipated clinical trials is highly uncertain, the Company cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate the Company may develop.

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

The Company’s ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond its control. In particular, the COVID-19 pandemic continues to rapidly evolve and has resulted in a significant disruption of global financial markets. If the disruption persists or deepens, the Company could be unable to access additional capital, which could negatively affect its ability to consummate certain corporate development transactions or other important, beneficial or opportunistic investments. If additional funds are not available to the Company when needed, on terms that are acceptable to the Company, or at all, the Company may be required to: delay, limit, reduce or terminate nonclinical studies, clinical trials or other research and development activities or eliminate one or more of its development programs altogether; or delay, limit, reduce or terminate its efforts to establish manufacturing and sales and marketing capabilities or other activities that may be necessary to commercialize any future approved products, or reduce the Company’s flexibility in developing or maintaining its sales and marketing strategy.
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

Unaudited interim financial information

The accompanying consolidated balance sheet as of September 30, 2021, the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020, the consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020, and the consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. The unaudited consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of September 30, 2021 and the consolidated results of its operations and cash flows for the three and nine months ended September 30, 2021 and 2020. The consolidated financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2021 and 2020 are unaudited. The consolidated results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.

Deferred offering costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated, including the Company’s July 2021 follow-on offering and issuance of 4,400,000 shares of the Company’s common stock at a price to the public of $19.00 per share for net proceeds of $77.9 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. After consummation of the financing, these costs are recorded as a reduction of the proceeds received from the equity financing. If a planned equity financing is abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations and comprehensive loss. There were no deferred offering costs recorded within other assets on the Company’s condensed consolidated balance sheets as at each of September 30, 2021 and December 31, 2020.

Foreign currency

The Company’s foreign subsidiaries use the U.S. dollar as their functional currency, and they initially measure the foreign currency denominated assets and liabilities at the transaction date. Monetary assets and liabilities are then re-measured at exchange rates in effect at the end of each period, and non-monetary assets and liabilities are converted at historical rates. A re-measurement gain and loss was recognized during the three and nine months ended September 30, 2021 of $69,000 and ($139,000), respectively, and a re-measurement gain was recognized during the three and nine months ended September 30, 2020 of $18,000 and $70,000, respectively. This is reflected within interest and other income (expense), net on the consolidated statements of operations and comprehensive loss.

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

The Company has $5.3 million and $962,000 of property and equipment, net in Aligos-US and Aligos-Belgium, respectively, as of September 30, 2021 and $6.6 million and $1.4 million of fixed assets in Aligos-US and Aligos‑Belgium, respectively as of December 31, 2020.

Cash equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents.

Restricted cash

As of September 30, 2021 and December 31, 2020, the restricted cash balance was $653,000 and $560,000, respectively, and includes funds to secure the letters of credit in relation to the Company’s operating leases and deposits on rental assets (Note 6), as well as employee withholdings for the employee stock purchase plan.

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

Impairment of long-lived assets

The Company reviews quarterly the carrying amount of its property, equipment and intangible assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. No impairment charges were recorded during the three and nine months ended September 30, 2021 and 2020.

Investments

The Company generally invests its excess cash in money market funds and investment grade short-to-intermediate-term fixed income securities. Such investments are included in cash and cash equivalents or short-term investments on the condensed consolidated Balance Sheets.

The Company determines the appropriate classification of short-term and long-term securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity, otherwise securities are classified as available-for sale. Held-to-maturity securities are carried at amortized cost. Available-for-sale debt securities are measured and reported at fair value using quoted prices in active markets for similar securities. Unrealized gains and losses on available-for-sale securities are reported as a separate component of stockholders’ equity. Premiums or discounts from par value are amortized to investment income over the life of the underlying investment. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in interest and other income (expense), net within the condensed consolidated statements of operations and comprehensive loss.

For both held-to-maturity and available-for-sale investments, the Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. If the Company believes an impairment of a security position is other than temporary, based on available quantitative and qualitative information as of the report date, the loss will be recognized as other income (expense), net, in the Company’s condensed consolidated statements of operations and a new cost basis in the investment is established. No impairment charges were recorded during the three and nine months ended September 30, 2021 and 2020.

As of September 30, 2021, short-term and long-term investments consisted of certificates of deposit, and at December 31, 2020, short-term investments consisted of U.S. Treasury securities with original maturities of less than one year.

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

During the three and nine months ended September 30, 2021 and 2020, no milestones were met and no royalties were due; therefore, the Company did not pay or expense any milestone or royalties.

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

The fair value of each restricted stock award is determined based on the number of shares granted and the value of the Company’s common stock on the date of grant. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model requires the use of a number of assumptions including the fair value of the common stock, expected volatility, risk-free interest rate, expected dividends, and expected term of the option. The Company had been a private company prior to the IPO and lacks company-specific historical and implied fair value information. Therefore, the board of directors of the Company considered numerous objective and subjective factors to determine the fair value of the Company’s common stock options at each meeting in which awards were approved. The factors considered include, but are not limited to (i) the results of contemporaneous independent third-party valuations of the Company’s common stock and the prices, rights, preferences and privileges of the Company’s redeemable convertible preferred stock relative to those of its common stock; (ii) the lack of marketability of the Company’s common stock; (iii) actual operating and financial results; (iv) current business conditions and projections; (v) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions, and (vi) precedent transactions involving the Company’s shares.

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

See Note 9 for the assumptions used by the Company in determining the grant date fair value of stock-based awards granted, as well as a summary of the stock-based award activity under the Company’s stock-based compensation plan, for the nine months ended September 30, 2021 and 2020.

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

3.	Property and equipment

The components of property and equipment as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
Leasehold improvements	$5,725	$5,655
Lab equipment	5,253	4,833
Computer equipment	989	942
Furniture and office equipment	471	459
Vehicles	305	296
Asset under construction	63	65
Total, at cost	12,806	12,250
Accumulated depreciation	(6,534)	(4,243)
Total, net	$6,272	$8,007

Depreciation expense was $765,000 and $2.3 million for the three and nine months ended September 30, 2021, respectively, and $708,000 and $2.0 million for the three and nine months ended September 30, 2020, respectively. Finance leases are also included in property and equipment as vehicles on the condensed consolidated balance sheets (Note 6).

4.	Investments

As of September 30, 2021 and December 31, 2020, amortized cost, gross unrealized gains and losses, and estimated fair values of total fixed-maturity securities were as follows:

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Available-for-sale securities
Certificates of deposit	$2,942	$1	$-	$2,943
	$2,942	$1	$-	$2,943

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Held-to-maturity securities:
U.S. Treasury bonds	$10,002	$14	$-	$10,016
Available-for-sale securities
U.S. Treasury bonds	13,060	68	-	13,128
	$23,062	$82	$-	$23,144

Changes in fair value are related to changes in market interest rates. The Company expects to collect all contractual principal and interest payments.

The following is a summary of maturities of securities available-for-sale as of September 30, 2021:

	Available-for-sale
	Amortized Cost	Estimated Fair Value
Amounts maturing in:
One year or less	$2,450	$2,451
More than one year	492	492

Total investments	$2,942	$2,943

The Company recorded interest income of $20,000 and $197,000 for the three and nine months ended September 30, 2021, respectively, and $234,000 and $985,000 for the three and nine months ended September 30, 2020, respectively, as a component of interest and other income (expense), net on the Company’s condensed consolidated statement of operations and comprehensive loss.

5.	Accrued liabilities

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2021	2020
Accrued compensation	$6,959	$7,274
Accrued payables	14,370	8,554
Liability for early exercised stock options	360	569
Other	1,071	167

Total	$22,760	$16,564

6.	Leases

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the Company recognizes lease expense for these leases on a straight-line basis over the lease terms. Leases with terms greater than 12 months are included in operating lease ROU assets and operating lease liabilities in the Company’s condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Maturities of lease liabilities as of September 30, 2021 and are as follows:

	Operating Lease	Finance Lease
Year ending December 31:
2021, remainder	$704	$19
2022	2,978	77
2023	2,824	41
2024	2,750	1
2025	2,843	-
Thereafter	3,693	-
Less: imputed interest	(3,505)	(4)
Present value of lease liabilities	12,287	134
Less: current portion	(2,701)	(81)
Lease liabilities net of current portion	$9,586	$53

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating lease cost	$505	$464	$1,497	$1,397
Finance lease cost:
Amortization of right-of-use assets	$18	$19	$55	$48
Interest on lease liabilities	1	2	4	7
Total finance lease cost	$19	$21	$59	$55

The Company made payments of $686,000 and $2.0 million during the three and nine months ended September 30, 2021, respectively, and $637,000 and $1.9 million during the three and nine months ended September 30, 2020, respectively, which are included as cash flow from operations on the condensed consolidated statements of cash flows.

As of September 30, 2021 and December 31, 2020, $305,000 and $296,000, respectively, of finance lease ROU assets were presented as part of property and equipment on the condensed consolidated balance sheet with accumulated amortization of $176,000 and $107,000, respectively.

Additional information related to the Company’s leases was as follows as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Operating Lease:
Weighted-average remaining lease term (years)	5.29	5.97
Weighted-average discount rate	9.41%	9.35%
Finance Lease:
Weighted-average remaining lease term (years)	1.96	2.68
Weighted-average discount rate	3.11%	3.15%

7.	Derivative liabilities and redeemable convertible preferred stock liability

Warrants

In connection with the issuance of certain notes, lenders were issued Warrants to purchase 134,112 shares of Series A. The Warrants had a coverage percentage of 25% of the principal amount of the notes and had a ten-year expiration date from the applicable closing date of April 20, 2018 or June 6, 2018.

The underlying shares issuable upon the exercise of the Warrants were eligible to be exercised into the next round of equity financing. The Warrants became exercisable into shares of Series A for an exercise price of $9.32 per share.

The Company recorded the Warrants initially at fair value as derivative liabilities on the consolidated balance sheet with the value being allocated to the notes as a debt discount. The fair value of the Warrants upon issuance on April 20, 2018 and June 6, 2018, was $0.7 million and $238,000, respectively. As of September 30, 2021 and December 31, 2020, due to the IPO in October 2020, all outstanding warrants were automatically exercised for the issuance of Common Stock, and following that exercise, such warrants were no longer outstanding.

 As Series A contained a conditional obligation for the Company to repurchase the shares for cash consideration, the Warrants were exercised as of the IPO date, with changes in fair value being recorded on the consolidated statements of operations and comprehensive loss. The Company recorded a change in fair value of derivative liabilities of $240,000 and $296,000 for the three and nine months ended September 30, 2020, respectively.

Redeemable convertible preferred stock liability

In connection with the issuance of shares of Series B-1 (Note 8), the Series B-1 preferred stockholders committed to purchase and the Company committed to sell 3,569,630 shares of Series B-2 at a price of $11.20563 per share in a subsequent closing, contingent upon the achievement of certain developmental milestones or a receipt of a waiver of achievement of the milestones. The Redeemable Convertible Preferred Stock Liability is considered a freestanding instrument that qualifies as a liability under ASC Topic 480, Distinguishing Liabilities from Equity as the Company is committed to issue an instrument that ultimately may require a transfer of assets. The liability is accounted for at fair value and re-measured at each reporting date. On the date of the initial closing, the Company recorded the Redeemable Convertible Preferred Stock Liability at a fair value of $3.2 million. As of September 30, 2021 and December 31, 2020, all of the Series B-2 shares were issued and then, as a result of the IPO, converted to shares of common stock.  The Company recorded a change in fair value of derivative liabilities of $11.8 million and $11.4 million for the three and nine months ended September 30, 2020, respectively.

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

The holders of shares of Voting Common Stock are entitled to one vote for each share of Voting Common Stock at all meetings of stockholders.

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

Prior to the IPO, the Company issued 3,569,630 shares of Series B-2, which upon the closing of the IPO converted into common stock. In connection with the Company’s IPO, all shares of Series B-1 converted into common stock. As of September 30, 2021, there was 10,000,000 shares of preferred stock authorized and no preferred stock issued.
9.	Stock-based compensation

Stock options

During the three and nine months ended September 30, 2021, the Company’s stock option compensation expense was approximately $3.2 million and $9.0 million, respectively. During the three and nine months ended September 30, 2020, the Company’s stock option compensation expense was approximately $926,000 and $1.4 million, respectively. There was no recognized tax benefit in either of the periods. As of September 30, 2021, unamortized expense balance was $35.5 million, to be amortized over a weighted average period of 2.76 years.

Stock option activity during the nine months ended September 30, 2021 is as follows:

	Shares subject to options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	5,488,148	$11.19	9.57	$90,335
Granted	353,380	$22.47
Exercised	(90,849)	$3.57
Cancelled	(109,397)	$12.56
Outstanding as of September 30, 2021	5,641,282	$11.99	8.86	$24,527
Options vested and expected to vest as of September 30, 2021	5,596,143	$12.06	8.87	$23,983
Options vested and exercisable as of September 30, 2021	1,464,792	$8.86	8.63	$10,248

The weighted-average grant date fair value of options granted was $15.23 and $10.43 per share during the three and nine months ended September 30, 2021.

Restricted stock awards

During the three and nine months ended September 30, 2021, the Company recorded a total stock-based compensation expense related to the restricted stock awards of $89,000 and $268,000, respectively. During the three and nine months ended September 30, 2020, the Company recorded a total stock-based compensation expense related to the restricted stock awards of $90,000 and $271,000, respectively. As of September 30, 2021, unrecognized stock-based compensation expense related to outstanding unvested shares of restricted stock that are expected to vest were approximately $184,000, expected to be recognized over a weighted-average period of 0.5 years.

The following table summarizes the Company’s restricted common stock activity for the nine months ended September 30, 2021:

	Number of Awards	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Issued and unvested as of January 1, 2021	408,411	$1.15	$470
Restricted stock awards granted	—
Restricted stock awards vested	(251,511)	$1.06	$(267)
Issued and unvested as of September 30, 2021	156,900	$1.30	$203

During the nine months ended September 30, 2021, the Company issued 262,982 shares of common stock, upon exercise of unvested stock options or purchases for unvested restricted stock awards. As of September 30, 2021 and December 31, 2020, there were 280,195 and 396,522 shares of Common Stock held by employees subject to repurchase at an aggregate price of $0.4 million and $0.6 million, respectively. A corresponding liability was recorded and included in accrued expenses on the condensed consolidated balance sheet as of September 30, 2021 and December 31, 2020, respectively.

Employee stock purchase plan

During the three and nine months ended September 30, 2021, the Company recorded a total stock-based compensation expense of $297,000 and $546,000, respectively, related to the employee stock purchase plan. No purchase of common stock had been made by the Company as of September 30, 2021.

Stock-based compensation expense was allocated as follows for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development	$1,938	$331	$5,630	$652
General and administrative	1,654	685	4,176	1,022
Total	$3,592	$1,016	$9,806	$1,674

10.	Fair value

The following tables present the fair value of the Company’s financial instruments that are measured or disclosed at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2021
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$239,734	$-	$-
Certificates of deposit	2,943	-	-
	$242,677	$-	$-

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$220,383	$-	$-
U.S. Treasury bonds	23,144	-	-
	$243,527	$-	$-

11.	License and collaboration agreements

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

As consideration for the Emory License Agreement, the Company paid an upfront license fee of $290,000 and issued a convertible note with a principal amount of $600,000. Upon issuance of the Series A in August 2018, the principal and unpaid accrued interest under this convertible note was cancelled and converted into shares of Series A at a conversion price of $9.32 per share.

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

The Company has agreed to pay Emory up to an aggregate of $125.0 million upon the achievement of specified development, regulatory, and commercial milestones, and all ongoing patent costs. During the nine months ended September 30, 2021, the Company had $171,000 expenses related to milestone payments. The Company also agreed to pay Emory tiered single-digit royalties on worldwide annual net sales of licensed products, on a quarterly basis and calculated on a product-by-product basis. With respect to licensed products containing any of a specified subset of the licensed compounds, such royalties range from a mid-single digit to a high-single digit percentage rate. With respect to licensed products which do not contain such compounds, the royalties span a range of percentage rates within the mid-single digits if a Phase 1 clinical trial is initiated for the product within three years of the effective date of the Emory License Agreement, and range from a low-single digit to a mid-single digit rate if a Phase 1 clinical trial is initiated more than three years after the effective date. During the three and nine months ended September 30, 2021 and 2020, the Company made no payments associated with royalties and recognized no expense or accruals.

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

The Company is obligated to make payments to Luxna, in aggregate, totaling up to but no more than $55.5 million upon the achievement of specified development, regulatory, and commercial milestones. During the three and nine months ended September 30, 2021 and 2020, the Company recognized no expenses related to milestone payments. The Company is also required to pay Luxna a low-single digit royalty percentage on net sale of applicable products, if any. During the three and nine months ended September 30, 2021 and 2020, the Company made no payments associated with royalties.

Agreement with Katholieke Universiteit Leuven (KU Leuven)

On June 25, 2020, the Company entered into a Research, Licensing and Commercialization Agreement (KU Leuven Agreement) with KU Leuven, under which the Company is collaborating with KU Leuven’s Rega Institute for Medical Research, as well as its Centre for Drug Design and Discovery, to research and develop potential protease inhibitors for the treatment, diagnosis or prevention of coronaviruses, including of SARS-CoV-2. Unless terminated earlier by either party in accordance with provisions in the agreement, the collaboration period will terminate at the earlier of completion of all collaboration activities or 2.5 years. In connection with the KU Leuven Agreement, KU Leuven and the Company granted each other exclusive cross-licenses to use certain know-how and existing patents of the other party as well as certain joint know-how and joint patents to carry out research and development collaboration activities during the collaboration period. KU Leuven granted to the Company an exclusive (including as to KU Leuven), worldwide license under certain of KU Leuven’s know-how and existing patents, and certain joint patents and joint know-how, to manufacture and commercialize the licensed products for the treatment, diagnosis or detection of viral infections in humans. KU Leuven reserved the right to use all KU Leuven knowhow, existing KU Leuven patents, joint patents and joint know-how for academic and non-commercial research and teaching purposes. As consideration for this license, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to but no more than $30.0 million upon the achievement of certain commercial sales milestones. For each licensed product developed through KU Leuven and the Company’s collaborative effort, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to $32.0 million upon the achievement of certain development and regulatory milestones. The Company is also required to pay KU Leuven a low-to-mid-single digit royalty percentage, subject to certain adjustments, on net sales of applicable products, if any. Unless terminated earlier by either party, the agreement shall continue until the expiration of the last to expire royalty term, which is the later of the expiration or termination of the last valid patent claim covering the manufacture, use, sale or importation of the licensed product in a particular country or 10 years after the first commercial sale of a licensed product. During the three and nine months ended September 30, 2021 and 2020, the Company recognized no expenses related to milestone payments.

Agreement with Merck

In December 2020, the Company and Merck & Co. entered into an exclusive License and Research Collaboration Agreement under which Merck and the Company agreed to apply the Company’s oligonucleotide platform technology to discover, research, optimize and develop oligonucleotides directed against a NASH target and up to one additional liver-targeted cardiometabolic and/or fibrosis target. Under the terms of the agreement, the Company received an upfront payment from Merck and may receive an additional upfront payment after finalization of a research plan for such additional target. With respect to each collaboration target, the Company will be eligible for up to $458.0 million in development and commercialization milestones as well as tiered royalties on net sales. The Company will be primarily responsible for designing, preparing and evaluating the oligonucleotide molecules and delivering optimized lead molecules, and Merck will be responsible for subsequent research, clinical development and commercialization efforts. The Company determined that the Merck agreement falls within the scope of ASC 808 and the Company analogized to ASC 606 for the accounting of payments such as upfront payments and other milestones. Revenue is recognized based on percentage of completion of the overall project. During the three and nine months ended September 30, 2021 the Company recognized $1.5 million and $4.0 million, respectively, of revenue from collaborative arrangements related to milestone payments.

12.	Commitments and contingencies

From time to time, the Company may have certain contingent liabilities, including legal matters that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company had no contingent liabilities requiring accrual as of September 30, 2021 and December 31, 2020. The Company enters into contracts in the normal course of business that includes arrangements with clinical research organizations, vendors for preclinical research and vendors for manufacturing. These agreements generally allow for cancellation with notice. As of September 30, 2021, the Company had non-cancellable purchase commitments of $4.1 million.

13.Income taxes

The Company has a history of losses and projects losses for the full year 2021. The Company continues to maintain a full valuation allowance its net deferred tax assets.

14.	Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss	$(33,124)	$(33,297)	$(90,618)	$(74,123)
Weighted average common stock outstanding, basic and diluted	42,399,984	3,027,825	39,151,095	2,829,160
Net loss per share - basic and diluted	$(0.78)	$(11.00)	$(2.31)	$(26.20)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Convertible preferred stock	-	19,201,429	-	19,201,429
Forward contract to issue redeemable convertible preferred stock	-	3,569,630	-	3,569,630
Options to purchase common stock	5,618,700	2,586,195	5,618,700	2,586,195
Unvested restricted stock	156,837	513,078	156,837	513,078
Warrants to purchase preferred stock	-	83,149	-	83,149
	5,775,537	25,953,481	5,775,537	25,953,481

15.	Subsequent events

In preparing the interim financial statements for the three and nine months ended September 30, 2021, the Company evaluated subsequent events for recognition and measurement purposes during which time nothing has occurred outside of the normal course of business operations that requires disclosure.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel therapeutics to address unmet medical needs in viral and liver diseases. We utilize our proprietary oligonucleotide and small molecule platforms to develop pharmacologically optimized drug candidates for use in combination regimens designed to achieve improved treatment outcomes. Our lead effort is to develop a functional cure for Chronic Hepatitis B (CHB), which often results in life-threatening conditions such as cirrhosis, end-stage liver disease (ESLD) and the most common form of liver cancer, hepatocellular carcinoma (HCC). The most widely used treatment for CHB, nucleos(t)ide analogs, suppresses viral replication, but only achieves low rates of functional cure and often requires long-term administration. To address this issue, we have developed a portfolio of differentiated drug candidates for CHB, including an S-antigen Transport-inhibiting Oligonucleotide Polymers (STOPSTM) molecule, a small molecule Capsid Assembly Modulator (CAM), and additional oligonucleotides (Antisense Oligonucleotides (ASO) and Small Interfering Ribonucleic Acids (siRNA)), each of which is designed against clinically validated targets in the Hepatitis B Virus (HBV) life cycle. We believe that combination regimens utilizing our portfolio of CHB drug candidates may lead to higher rates of functional cure. Initial Phase 1a studies in healthy volunteers for our STOPS molecule and CAM have been completed. Phase 1b dose range studies, evaluating the properties of our STOPS molecule and CAM as monotherapy in CHB patients, are approved in many countries, including New Zealand, Hong Kong, the United Kingdom, South Korea, China and Moldova, and dosing in both of these studies is ongoing.

The STOPS molecule drug candidate, ALG-010133, was generally well tolerated in healthy volunteers (HVs) when given as single and multiple (3 weekly) subcutaneous doses of up to 200 mg and 180 mg, respectively. No serious adverse events (SAEs) or treatment emergent adverse events (TEAEs) leading to premature discontinuation of study drug occurred. Injection site reactions (ISRs) occurred in 19% of ALG-010133-treated subjects and were generally characterized by localized erythema that was mild to moderate in severity and resolved over time. One ISR that occurred after receiving a single 200 mg dose of ALG-010133 was considered severe based on surface area criteria (>100 cm2). Prophylactic use of topical steroids is being utilized in Phase 1b to potentially mitigate future ISRs. Based on the pharmacokinetic (PK) exposures achieved in HVs, weekly subcutaneous doses of 120 mg and higher will be evaluated in CHB cohorts. Currently, doses of 120 mg, 200 mg and 400 mg given weekly over 12 weeks are being evaluated in three separate cohorts of patients with CHB. Safety and viral kinetic data from these three cohorts are expected to be available in the first half of 2022. Based on prior experience with nucleic acid polymers (NAPs) such as REP-2139, we believe an active dose level should be able to reduce mean HBsAg concentrations by ≥1.0 log10 IU/mL after 12 weeks of dosing.

For the CAM drug candidate, ALG-000184, preliminary data in HVs indicate the drug has predictable PK and was well tolerated, with no SAEs or TEAEs leading to discontinuation reported. Additionally, safety, PK, and antiviral activity data in eight treatment naive/currently not treated CHB subjects receiving a daily dose of 100 mg ALG-000184 for 14 days were promising, showing a mean HBV DNA reduction of 2.9 log10 IU/mL and no concerning safety or PK findings (Gane et al., HBV TAG 2021). Enrollment in three CHB cohorts is now complete, and a fourth cohort (10 mg dose level) is currently enrolling. Safety and antiviral activity data through day 28 from the first two cohorts (50 and 100 mg) will be reported at the American Association for the Study of Liver Diseases (AASLD) in November 2021, and data from the third and fourth cohorts are planned to be shared at a scientific conference in the first half of 2022.

We have also recently initiated a two-part Phase 1a/1b study evaluating the safety, PK, and antiviral activity of our ASO, ALG‑020572, in HVs (a single ascending dose study) and CHB subjects (a multiple ascending dose), respectively. Dosing in HVs is ongoing, and dosing in CHB subjects is anticipated to start in the first quarter of 2022. We plan to report initial Phase 1 data in HVs in the first half of 2022. Finally, our nonclinical efforts to advance our siRNA drug candidate targeted against HBsAg messenger RNA (ALG-125755) are ongoing, with a clinical trial application (CTA) filing on track for the first half of 2022. Based on prior experience with other siRNA and ASOs in clinical development, we expect that an active dose level to be able to reduce mean HBsAg concentrations by ≥ 1.0 log10 IU/mL in our Phase 1b studies.

In the future, we may also conduct clinical trials evaluating our STOPS molecule and CAM and other drug candidates in other countries and territories.

Our second area of focus is in non-alcoholic steatohepatitis (NASH), a complex, chronic liver disease where combination regimens may likewise prove beneficial. Our most advanced drug candidate for NASH is ALG-055009, a small molecule THR‑ß agonist. We believe ALG-055009 has the potential to become an integral component of future combination regimens for NASH. In non-clinical studies, ALG‑055009 was more potent and selective for THR- ß compared to other drugs in the clinic, which may have clinical benefits. In September 2021, we filed a CTA for a Phase 1a/1b study of ALG‑055009 in HVs and subjects with hyperlipidemia. Topline data from this Phase 1a/1b study ALG-055009 are expected in the second half of 2022.

Our third area of focus is to develop drug candidates with pan-coronavirus activity, including Severe Acute Respiratory Syndrome coronavirus 2 (SARS-CoV-2), the virus responsible for COVID-19. Our efforts to identify a coronavirus therapeutic are multipronged and utilize both our small molecule and oligonucleotide expertise. In the oligonucleotide areas, we are investigating a siRNA modality and are exploring the potential for targeted lung delivery with this approach. For our small molecule approach, we are exploring coronavirus protease inhibitors in collaboration with Katholieke Universiteit Leuven (KU Leuven), CISTIM and the Centre for Drug Design and Discovery (CD3). Early pre-clinical data of our compound ALG‑097111, a protease inhibitor tested to evaluate efficacy in a hamster model, showed that ALG‑097111 efficiently inhibited viral replication in the lungs of infected hamsters. We are in the final stages of selecting an orally available development candidate.

In October 2020, we completed our initial public offering (IPO) and issued 10,000,000 shares of our common stock at a price to the public of $15.00 per share for net proceeds of $135.4 million, after deducting underwriting discounts and commissions of $10.5 million and expenses of $4.1 million. In connection with the IPO, all shares of Series A, Series B-1 and Series B-2 redeemable convertible preferred stock converted into 19,761,870 shares of voting common stock and 3,092,338 shares of non-voting common stock. On November 5, 2020, the underwriters of the IPO partially exercised their overallotment option by purchasing an additional 1,150,000 shares from us, resulting in an additional $16.0 million, after deducting underwriting discounts and commissions of $1.2 million. Prior to our IPO, we had received gross proceeds of approximately $186.9 million from sales of our preferred stock and our issuance of convertible debt.

In July 2021, we completed a follow-on offering and issued 4,400,000 shares of our common stock at a price to the public of $19.00 per share for net proceeds of $77.9 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

We have incurred net losses and negative cash flows from operations in each year since our formation in February 2018. Our net losses were $90.6 million and $74.1 million for the nine months ended September 30, 2021 and 2020, respectively. We have had no revenue from product sales. As of September 30, 2021, we had an accumulated deficit of $265.4 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. Our net operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of our clinical trials and nonclinical studies and our other research and development expenses. We have no internal manufacturing capabilities or salesforce and outsource a substantial portion of our clinical trial work to third parties.

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

Interest and other income (expense), net

Interest and other income (expense), net comprises interest income, net and other income (loss), net. Interest income, net primarily consists of interest earned on our cash, cash equivalents, and investments and interest expense related to our convertible note instruments. Other (loss) income, net consists primarily of the change fair value of derivative liabilities and our investments.

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

Operating expenses

The following table summarizes our operating expenses for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,		Change
	2021	2020	($)%
Operating expenses:
Research and development	$28,132	$17,332	$10,800	62%
General and administrative	6,473	4,225	2,248	53%
Total operating expenses	$34,605	$21,557	$13,048	61%

Research and development expenses

Research and development expenses were $28.1 million for the three months ended September 30, 2021, compared to $17.3 million for the three months ended September 30, 2020, an increase of $10.8 million. The increase was due to an increase of $2.6 million of additional employee-related costs, of which $1.6 million related to stock-based compensation, an increase of $6.5 million in third-party expenses for our nonclinical programs and the continued increase in expenditures related to research, development and manufacturing activities associated with our STOPs, CAM and ASO clinical trial activities as well as costs related to our NASH program, and $1.5 million in facilities and related expenses.

General and administrative expenses

General and administrative expenses were $6.5 million for the three months ended September 30, 2021, compared to $4.2 million for the three months ended September 30, 2020, an increase of $2.2 million. The increase was primarily due to an increase of $1.5 million in additional employee-related costs, of which $1.0 million related to stock-based compensation, a $1.6 million increase in third-party expenses primarily due to increased administrative costs, patent costs and D&O insurance to support our status as a public company, and $0.3 million in employee travel and development related expenses as employees return to the office and travel. The increase was partially offset by a $0.7 million decrease in facilities expenses and a $0.4 million decrease in consulting expenses.

Interest and other income (expense), net

The following table summarizes our interest and other income (expense), net for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,		Change
	2021	2020	($)%
Interest income, net	$20	$234	$(214)	-91%
Other (loss) income, net	50	(11,974)	12,024	-100%
Total interest and other income (expense), net	$70	$(11,740)	$11,810	-101%

Interest income, net decreased $0.2 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to the change in our portfolio of cash equivalents and investments which results in lower interest yield.

Other (loss) income, net increased $12.0 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The current quarter increase was due to the prior year loss recognized on the net increase in fair value of both our redeemable convertible preferred stock liability and warrant liabilities.

Comparison of the nine months ended September 30, 2021 and 2020

Operating expenses

The following table summarizes our operating expenses for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,		Change
	2021	2020	($)%
Operating expenses:
Research and development	$75,555	$51,809	$23,746	46%
General and administrative	18,810	11,739	7,071	60%
Total operating expenses	$94,365	$63,548	$30,817	48%

Research and development expenses

Research and development expenses were $75.6 million for the nine months ended September 30, 2021, compared to $51.8 million for the nine months ended September 30, 2020, an increase of $23.7 million. The increase was due to an increase of $7.5 million of additional employee-related costs, of which $4.9 million related to stock-based compensation, an increase of $12.2 million in third-party expenses for our nonclinical programs and the continued increase in expenditures related to research, development and manufacturing activities associated with our STOPs, CAM and ASO clinical trial activities, as well as activities related to our NASH program. In addition, we had a $0.4 million increase in depreciation, a $0.8 million increase in consulting, recruiting and T&E costs due to increased headcount, and a $2.7 million increase of facilities and related expenses.

General and administrative expenses

General and administrative expenses were $18.8 million for the nine months ended September 30, 2021, compared to $11.7 million for the nine months ended September 30, 2020, an increase of $7.1 million. The increase was primarily due to an increase of $5.1 million of additional employee-related costs, of which $3.2 million related to stock-based compensation, $4.9 million increase in third-party expenses primarily due to increased administrative costs, legal costs and D&O insurance to support our status as a public company, offset by a decrease of $2.7 million in facilities and related expenses, and a decrease of $0.4 million in consulting costs.

Interest and other income (expense), net

The following table summarizes our interest and other income (expense), net for the nine months ended September 30, 2021 and 2020:

`	Nine Months Ended
	September 30,		Change
	2021	2020	($)%
Interest income, net	$197	$985	$(788)	-80%
Other (loss) income, net	(242)	(11,618)	11,376	-98%
Total interest and other expense, net	$(44)	$(10,633)	$10,589	-100%

Interest income, net decreased to $0.2 million for the nine months ended September 30, 2021 from $1.0 million for the nine months ended September 30, 2020, a decrease of $0.8 million, primarily due to the change in our portfolio of cash equivalents and short-term investments which results in lower interest yield.

Other (loss) income, net, was a loss of $0.2 million for the nine months ended September 30, 2021 compared to a loss of $11.6 million for the nine months ended September 30, 2020, a difference of $11.4 million, primarily due to the prior year loss recognized on the net increase in fair value of both our redeemable convertible preferred stock liability and warrant liabilities.

Liquidity and capital resources

Since our inception, we have not generated any revenue from product sales or any other sources and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any drug candidates for at least several years, if ever. To date, we have financed our operations through private placements of preferred stock, issuances of common stock and convertible debt. Through September 30, 2021, we had received gross proceeds of $186.9 million from sales of our preferred stock, issuances of common stock and our issuance of convertible debt. As of September 30, 2021, we had cash, cash equivalents and investments of $242.7 million.

Funding requirements

We have incurred net losses since inception. Our primary use of cash is to fund operating expenses, which consist primarily of research and development costs related to our drug candidates and our discovery programs, and to a lesser extent, general and administrative expenditures. We expect our expenses to increase substantially in connection with our ongoing clinical development activities related to our most advanced drug candidates, ALG-010133, ALG-000184 and ALG‑020572, which are still in the early stages of development, as well as our research and development of our other drug candidates within our CHB, NASH and coronavirus programs.

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

As of September 30, 2021, we had cash, cash equivalents and investments of $242.7 million. In October 2020, we issued an aggregate of 3,569,630 shares of our Series B-2 redeemable convertible preferred stock in the second tranche of our Series B convertible preferred stock financing for aggregate proceeds to us of $40.0 million. In addition, we have received net proceeds of $151.4 million from the sale of an aggregate of 11,150,000 shares of our common stock on October 20, 2020 and on November 5, 2020 as part of our IPO, and net proceeds of $77.9 million from the sale of 4,400,000 shares of our common stock on July 6, 2021 as part of our follow-on offering. We believe that our existing cash, cash equivalents and investments will enable us to fund our planned operating expenses and capital expenditure requirements through at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Furthermore, we may elect to raise additional capital on an opportunistic basis to fund operations.

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

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended
	September 30,
	2021	2020
Net cash used in operating activities	$(78,182)	$(54,579)
Net cash provided by investing activities	19,501	17,818
Net cash (used in) provided by financing activities	78,125	(970)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$19,444	$(37,731)

Operating activities

During the nine months ended September 30, 2021, operating activities used $78.2 million of cash, primarily resulting from our net loss of $90.6 million, and cash used for operating assets and liabilities of $0.2 million, partially offset by non-cash charges of $12.6 million. Net cash used in operating activities resulted in changes in our operating assets and liabilities of $0.2 million, consisting of an increase in other assets of $0.3 million, a decrease of $4.0 million in deferred revenue from collaborations, a decrease of $1.0 million in operating lease liabilities, a decrease of $0.7 million in accounts payable and a decrease of $0.1 million in other liabilities, partially offset by an increase in accrued liabilities of $5.9 million. The decrease in deferred revenue from collaborations was a result of recognition of revenue from collaborations due to progress towards the completion of the project. The decrease in the operating lease liability was a result of payments made on outstanding lease obligations.

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

Investing activities

During the nine months ended September 30, 2021, investing activities provided $19.5 million of cash, consisting primarily of $23.0 million of investment maturities, offset by $2.9 million of investment purchases and $0.6 million of purchases of property and equipment.

During the nine months ended September 30, 2020, investing activities provided $17.8 million of cash, consisting primarily of $65.1 million of investment maturities, offset by $45.3 million of investment purchases and $2.0 million of purchases of property and equipment.

Financing activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $78.1 million, consisting primarily of $77.9 million in proceeds from our follow-on offering, net of issuance costs, and $0.3 million from the exercise of stock options.

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

Contractual obligations and commitments

We have no material changes to our contractual obligations and commitments as of September 30, 2021 as disclosed in the contractual obligations and commitment section in our Annual Report on Form 10-K filed with the SEC on March 23, 2021, except for the amount disclosed in Note 12, commitments and contingencies, in our unaudited condensed consolidated financial statements.

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

For a discussion of our critical accounting estimates, see “Management’s discussion and analysis of financial condition and results of operations” in our annual report on Form 10-K for the year ended December 31, 2020, previously filed with the SEC, the notes to our audited financial statements appearing in the Form 10-K and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through September 30, 2021 from those discussed in our Form 10-K.

Recently issued and adopted accounting pronouncements

For a description of the expected impact of recently adopted accounting pronouncements, see Note 2. Summary of Significant Accounting Policies in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates applicable to our investment portfolio of cash equivalents and short-term and long-term investments. As of September 30, 2021, our cash equivalents consisted of money market funds. As of September 30, 2021, our short-term and long-term investments consisted of certificates of deposit. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Should U.S. interest rates decline, interest income would be reduced in future periods for short- and long-term investments which mature and the proceeds of which are reinvested in similar instruments at lower interest rates. Additionally, the fair value of our short-term and long-term investments is subject to change as a result of potential changes in market interest rates, including changes resulting from the impact of the COVID-19 pandemic. The potential change in fair value from interest-rate-sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of September 30, 2021, we estimate that a hypothetical 100 basis point adverse movement would not result in a material impact on our financial position or results of operations or cash flows. As of September 30, 2021, we had no debt outstanding, besides short-term payables arising in the normal course of business, and are therefore not exposed to interest rate risk with respect to debt.

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

Item 4. Controls and Procedures.

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), to allow timely decisions regarding required disclosure. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of disclosure controls and procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As a result of the COVID-19 pandemic, in March 2020, substantially all of our employees began working remotely. Since the availability of COVID-19 vaccines in 2021, almost all of our U.S. employees have been fully vaccinated and as a result, we are allowing such employees to return to work at our U.S. facility. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment, in part because our internal control over financial reporting was designed to operate in a remote working environment. We are continually monitoring and assessing the COVID-

19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2021, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business.

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

Since inception, we have incurred significant net losses. Our net losses were $90.6 million for the nine months ended September 30, 2021 and $108.5 million for the year ended December 31, 2020. As of September 30, 2021, we had a total stockholders’ equity of $217.0 million. We have funded our operations to date primarily with proceeds from the sale of common stock, preferred stock and convertible notes. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our drug candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

•	obtaining market acceptance of drug candidates that we develop as viable treatment options;
•	technological and market developments;
•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations in such collaborations;
•	maintaining, protecting, enforcing and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how;
•	defending against third-party interference, infringement or other intellectual property-related claims, if any; and
•	attracting, hiring and retaining qualified personnel.

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

Our operations have consumed substantial amounts of cash since our inception. Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our initial nonclinical and clinical drug candidates. Nonclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of September 30, 2021, we had cash, cash equivalents and investments of $242.7 million. In October 2020, we issued an aggregate of 3,569,630 shares of our Series B-2 redeemable convertible preferred stock in the second tranche of our Series B convertible preferred stock financing for aggregate proceeds to us of $40.0 million. In addition, we have received net proceeds of $151.4 million from the sale of an aggregate of 11,150,000 shares of our common stock on October 20, 2020 and on November 5, 2020 as part of our IPO, and net proceeds of $77.9 million from the sale of 4,400,000 shares of our common stock on July 6, 2021 as part of a follow-on offering. We expect to continue to spend substantial amounts to continue the nonclinical and clinical development of our current and future programs. If we are able to gain marketing approval for drug candidates that we develop, we will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate we develop.

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

Our business could be materially adversely affected by the effects of health pandemics or epidemics, including the current outbreak of COVID-19, which the World Health Organization declared a global pandemic and which has prompted severe lifestyle and commercial restrictions aimed at reducing the spread of the disease. In March 2020, the San Francisco Bay Area counties issued a joint shelter-in-place order, which was subsequently followed by a California state-wide shelter order, and other state and local governments implemented similar orders which, among other things, directed individuals to shelter at their places of residence, directed businesses and governmental agencies to cease non-essential operations at physical locations, prohibited certain non-essential gatherings, and ordered cessation of non-essential travel. As a result of these developments, we implemented work-from-home policies for most of our employees. Since the availability of COVID-19 vaccines, almost all of our U.S. employees have been fully vaccinated and as a result, we are allowing such employees to return to work at our U.S. facility. However, as the global COVID-19 pandemic and orders and guidance from state and local governments continue to evolve, we may need to reverse course and again implement work-from-home policies as necessary. Government-imposed quarantines and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions, the potential impact of changing government orders in response to upticks in COVID-19 cases and other limitations on our ability to conduct our business in the ordinary course. Although we do not anticipate any impacts to our clinical programs, these and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition in the future.

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

In addition, while the duration and severity of the effects of COVID-19 may be difficult to assess or predict, a continuing widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity and ability to progress our operations. In addition, a recession, down-turn, market correction or supply chain disruption resulting from the COVID-19 pandemic or other health pandemics or epidemics could materially adversely affect the value of our common stock.

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

Our clinical development efforts across our drug candidates are in an early stage. We have initiated clinical trials for our most advanced drug candidates in many countries, ALG-010133 and ALG-000184 in New Zealand, Hong Kong, the United Kingdom, South Korea, China and Moldova and ALG-020572 in New Zealand. Our other programs are in the discovery or nonclinical development stage. We have invested substantially all of our efforts and financial resources in the identification of targets and nonclinical development of therapeutics to address hepatological indications and viral diseases. However, the biology of these indications and diseases is complex and not completely understood, and our current and future drug candidates may never achieve expected or functional levels of efficacy or achieve an acceptable safety profile. Our use of clinically validated targets to pursue treatments of these indications and diseases does not guarantee efficacy or safety or necessarily reduce the risk that our current or future drug candidates will not achieve expected or functional levels of efficacy or achieve an acceptable safety profile.

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

As an organization, we have not yet completed any clinical trials for any of our drug candidates. Each of our lead drug candidates, ALG-010133, ALG-000184 and ALG‑020572 is currently being evaluated in Phase 1 clinical trials in many countries, ALG-010133 and ALG-000184 in New Zealand, Hong Kong, the United Kingdom, South Korea, China and Moldova, and ALG-020572 in New Zealand. As a company, we have limited experience in preparing, submitting and prosecuting regulatory filings. Specifically, we have not previously submitted a new drug application (NDA) to the FDA or similar approval filings to a comparable foreign regulatory authority for any drug candidate. An NDA or other relevant regulatory filing must include extensive nonclinical and clinical data and supporting information to establish that the drug candidate is safe and effective for each desired indication. The NDA or other comparable regulatory filing must also include significant information regarding the chemistry, manufacturing and controls for the product. We have had limited interactions with the FDA and cannot be certain how many clinical trials of any of our drug candidates will be required or whether the FDA will agree with the design or implementation of our clinical trials. In addition, we cannot be certain that our current or future drug candidates will be successful in clinical trials such that the information contained in an NDA or comparable regulatory filing would support approval, and thus we cannot guarantee that any of our drug candidates will receive regulatory approval. Further, even if our current or future drug candidates are successful in clinical trials, such candidates may not receive regulatory approval. If we do not receive regulatory approvals for current or future drug candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approval to market a drug candidate, our revenue will depend, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights, as well as the availability of competitive products, third-party reimbursement and adoption by physicians.

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

•	acceptance of investigational new drug applications (INDs), clinical trial applications (CTAs) and/or similar applications in other jurisdictions for our planned and future clinical trials;
•	whether we are required by the FDA or a comparable foreign regulatory agency to conduct additional clinical trials or other studies beyond those planned to support approval of our drug candidates;
•	successful enrollment and completion of clinical trials;
•	successful data from our clinical program that supports an acceptable risk-benefit profile of our drug candidates in the intended populations;
•	receipt and maintenance of marketing approvals from applicable regulatory authorities;
•	establishing agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if our drug candidates are approved;
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

In order to obtain approval from the FDA and other major regulatory agencies in non-U.S. countries to market a new drug candidate, we must demonstrate proof of safety and efficacy in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a drug candidate, we must complete extensive nonclinical studies that support our planned INDs or CTAs in the United States and other countries. At this time, we have three drug candidates (ALG-010133, ALG-000184 and ALG‑020572) being evaluated in Phase 1 clinical trials in many countries, ALG-01033 and ALG-000184 in New Zealand, Hong Kong, the United Kingdom, South Korea, China and Moldova, and ALG-020572 in New Zealand. The rest of our programs are in nonclinical research or earlier stages of development, including our other chronic hepatitis B (CHB) drug candidates, our nonalcoholic steatohepatitis (NASH) drug candidate and our coronavirus drug candidates. We cannot be certain of the timely completion or outcome of our nonclinical studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our nonclinical studies will ultimately support further development of our programs. In addition, the FDA may decline to accept the data we obtain from foreign clinical studies in support of an IND or NDA in the United States, which may require us to repeat or conduct additional nonclinical studies or clinical trials that we did not anticipate in the United States. As a result, we cannot be sure that we will be able to submit INDs in the United States, or CTAs or similar applications in other jurisdictions, on the timelines we expect, if at all, and we cannot be sure that submission of INDs, CTAs or similar applications will result in the FDA or other regulatory authorities allowing additional clinical trials to begin.

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

Further, we are currently conducting clinical trials of ALG-010133, ALG-000184 and ALG-020572 in many countries, ALG-010133 and ALG-000184 in New Zealand, Hong Kong, the United Kingdom, South Korea, China and Moldova and ALG-020572 in New Zealand. We may also in the future conduct clinical trials for these and other drug candidates in other countries and territories which presents additional risks that may delay completion of our clinical trials. These risks include the possibility that we could be required to conduct additional nonclinical studies before initiating any clinical trials, may be unable to enroll and retain patients as a result of differences in healthcare services, research guidelines or cultural customs, or may face additional administrative burdens associated with comparable foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

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

Specifically, the clinical trial sites for our current drug trials, including for ALG-010133, ALG-000184, and ALG‑020572 and future planned trials may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward COVID-19 efforts, travel or quarantine restrictions imposed by national, federal, state or local governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. Some of our third-party manufacturers we use for the supply of materials for drug candidates or other materials necessary to manufacture product to conduct clinical trials are located in countries affected by COVID-19, and, should they experience disruptions such as temporary closures or suspension of services, we would likely experience delays in advancing these trials.

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

For example, in June 2020, we entered into a Research, Licensing and Commercialization Agreement (the KU Leuven Agreement) with Katholieke Universiteit Leuven (KU Leuven) under which we are collaborating with KU Leuven’s Rega Institute for Medical Research, as well as its Centre for Drug Design and Discovery, to research, develop, manufacture and commercialize potential protease inhibitors for the treatment of coronaviruses, including SARS-CoV-2. We are in the early stages of our collaboration under the KU Leuven Agreement. The KU Leuven Agreement may not result in a therapy that successfully treats SARS-CoV-2. Further, if the KU Leuven Agreement does result in such a therapy, the therapy may not be developed and commercialized in a timely manner, or at all.

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

In addition, another party may be successful in producing a more efficacious therapy for COVID-19 or a therapy with a more convenient or preferred route of administration or in producing a therapy in a more timely manner, which may lead to the diversion of funding away from us and toward other companies or lead to decreased demand for our potential therapies. For instance, Pfizer Inc. recently announced its COVID-19 experimental drug (an orally administered protease inhibitor) which entered the clinic in March 2021, may be available by the end of 2021. Similarly, Merck (together with Ridgeback Bio), is developing the drug Molnupiravir, an antiviral drug which has been submitted to the FDA for Emergency Use Authorization (EUA), which has the potential to become the first oral COVID-19 treatment. Also, Enanta Pharmaceuticals recently announced nomination of clinical candidate EDP-235 which is its lead oral protease inhibitor specifically designed for the treatment of Covid-19 and which is planned to enter the clinic early 2022.  In such an event, the value and/or market potential of our COVID-19 protease inhibitor program which is further behind in terms of development process may be adversely impacted. Further, other therapies that are more affordable than our potential therapies may be used to treat COVID-19, including existing generic drugs, which could also hurt the funding of and demand for our potential therapies. In addition to BioNTech SE (together with Pfizer Inc.), Moderna, Inc. and Janssen Pharmaceutical Companies of Johnson & Johnson, there are efforts by several other public and private entities to develop a therapy or vaccine for COVID-19, including Alexion Pharmaceuticals Inc., Atea Pharmaceuticals, Inc. (together with Roche), Incyte Corporation, Sanofi S.A., Regeneron Pharmaceuticals, Inc., Amgen Inc. (together with Adaptive Biotechnologies Corporation), Abcellera Biologics, Inc. (together with Eli Lilly and Company), Vir Biotechnology, Inc. (together with Alnylam Pharmaceuticals, GSK, Biogen Inc. and WuXi Biologics Ltd.), Altimmune, Inc., AstraZeneca PLC (together with Oxford University), GlaxoSmithKline (GSK) (together with Sanofi S.A.), Heat Biologics, Inc., Inovio Pharmaceuticals, Inc., Novavax, Inc., Regeneron Pharmaceuticals Inc., Synairgen plc, Takeda Pharmaceutical Company Limited, and Vaxart, Inc., many of which are further along in the development process than we are. These other entities may be more successful at developing, manufacturing or commercializing a therapy for COVID-19, especially given that several of these other organizations are much larger than we are and have access to larger pools of capital, including U.S. government funding, and broader manufacturing infrastructure. The success or failure of other entities, or perceived success or failure, may adversely impact our ability to obtain any future funding for our development and manufacturing efforts or to ultimately commercialize a therapy for COVID-19, if approved.

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

The FDA has the authority to grant an EUA to allow unapproved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when, based on the totality of scientific evidence, there is evidence of effectiveness of the medical product, and there are no adequate, approved, and available alternatives. For instance, the FDA had granted an EUA for each of the COVID-19 vaccines developed by Pfizer/BioNTech, Moderna and Janssen Pharmaceutical Companies of Johnson & Johnson. Depending on the outcomes of our planned nonclinical and initial clinical testing for our proposed COVID-19 therapies, we may seek an EUA for one or more of our drug candidates for use in the ongoing public health emergency, which would permit us to commercialize a drug candidate prior to FDA approval of an NDA. However, commercialization under an EUA is permitted only during the underlying public health emergency (as declared by the Secretary of the Department of Health and Human Services), meaning that once the emergency declaration is terminated, we would be required to obtain NDA approval to continue marketing the product. Furthermore, the FDA may revoke an EUA based on a determination that the product no longer satisfies the criteria for issuance of an EUA—for example, if there is no longer evidence of effectiveness of the product or there are other adequate, approved alternatives. Accordingly, we cannot predict how long, if at all, an EUA for any of our drug candidates may remain in place. Any termination or revocation of an EUA (if any) for one of our drug candidates could adversely impact our business in a variety of ways, including if one of our COVID-19 drug candidates is not yet approved by the FDA and if we and our manufacturing partners have invested in the supply chain to provide one of our COVID-19 drug candidates under an EUA.

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

From time to time, we may disclose interim data from our clinical trials, including the preliminary data with respect to our CAM candidate, ALG-000184, our STOPS candidate, ALG-000133, and our ASO candidate ALG‑020572. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more data on existing patients become available. Adverse differences between interim data and final data could significantly harm our business, financial condition, results of operations and prospects. From time to time, we may also publicly disclose preliminary or “topline” data from our clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same clinical trials, or different conclusions or considerations may qualify such topline results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.

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

Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. For example, we are conducting our initial clinical trials for ALG-010133, ALG-000184 and ALG-020572 in many countries, ALG-010133 and ALG-000184 in New Zealand, Hong Kong, the United Kingdom, South Korea, China and Moldova and ALG-020572 in New Zealand, and plan to conduct additional clinical trials in several other countries and territories within the Asia Pacific and/or Europe and our conduct of the trials must satisfy specific requirements in order for the FDA to accept the data in support of an IND or NDA in the United States. Further, any regulatory approval for our drug candidates may be withdrawn. If we fail to comply with the applicable regulatory requirements, our target market will be reduced and our ability to realize the full market potential of our drug candidates will be harmed and our business, financial condition, results of operations and prospects could be harmed.

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

There are also companies developing or marketing treatments or vaccines for COVID-19, including Soliris by Alexion Pharmaceuticals Inc., Atea Pharmaceuticals, Inc. (together with Roche), Jakafi by Incyte Corporation, Kevzara by Sanofi S.A./Regeneron Pharmaceuticals, Inc., Amgen Inc. (together with Adaptive Biotechnologies Corporation), Abcellera Biologics, Inc. (together with Eli Lilly and Company), Vir Biotechnology, Inc. (together with GSK, Biogen Inc. and WuXi Biologics Ltd.), Altimmune, Inc., AstraZeneca PLC (together with Oxford University), BioNTech SE (together with Pfizer Inc.), GlaxoSmithKline plc (GSK) (together with Sanofi S.A.), Heat Biologics, Inc., Inovio Pharmaceuticals, Inc., Johnson & Johnson, Moderna, Inc., Novavax, Inc., Regeneron Pharmaceuticals Inc., and Vaxart, Inc. For example, BioNTech SE (together with Pfizer Inc.), Janssen Pharmaceutical Companies of Johnson & Johnson and Moderna Inc. have developed COVID-19 vaccines that have received authorization for emergency use and/or regulatory approval are being widely administered. In addition, Pfizer, Inc. recently announced its COVID-19 experimental drug (an orally administered protease inhibitor) which entered the clinic in March 2021, may be available by the end of 2021. Similarly, Merck (together with Ridgeback Bio), is developing the drug Molnupiravir, an antiviral drug which has been submitted to the FDA for EUA which has the potential to become the first oral COVID-19 treatment. The availability of such COVID-19 vaccines and Pfizer’s oral COVID-19 drug may reduce or eliminate the need for our potential COVID therapies to treat the disease and therefore negatively impact the commercial opportunity therefor.

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

Additionally, because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or drug candidates or for indications that later prove to have greater commercial potential. For example, we are currently focused on the development of our current drug candidates for hepatological indications. In addition, we are pursuing other drug candidates for viral diseases. However, the advancement of these drug candidates may ultimately prove to be unsuccessful or less successful than another program in our pipeline that we might have chosen to pursue on a less aggressive basis. However, due to the significant resources required for the development of our drug candidates, we must focus on specific diseases and disease pathways and decide which drug candidates to pursue and the amount of resources to allocate to each. Our near-term objective is to demonstrate favorable risk/benefit profiles through Phase 1 clinical trials of our drug candidates, ALG-010133, ALG-000184 and ALG‑020572. Our estimates regarding the potential market for our drug candidates could be inaccurate and our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular drug candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, any potential decision to delay or terminate development of a drug candidate or program may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. Further, if we do not accurately evaluate the commercial potential for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate. Alternatively, we may allocate internal resources to a drug candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, re-examining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact the ACA or our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.

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

We do not have the ability to independently conduct certain nonclinical studies and clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs, to conduct or otherwise support certain nonclinical studies and clinical trials for our drug candidates, including ALG‑010133, ALG‑000184 and ALG‑020572, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our nonclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our nonclinical studies or clinical trials, we could be subject to untitled and warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

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

We do not own or operate manufacturing facilities for the production of nonclinical, clinical or commercial supplies of the drug candidates that we are developing or evaluating in our development programs. We have limited personnel with experience in drug manufacturing and lack the resources and the capabilities to manufacture any of our drug candidates on a nonclinical, clinical or commercial scale. We rely on third parties for supply of our nonclinical and clinical drug supplies (including key starting and intermediate materials), and our strategy is to outsource all manufacturing of our drug candidates and products to third parties. A disruption or termination in the supply of nonclinical or clinical drug supplies due to our reliance on third parties and/or a disruption in the supply chain generally could delay, prevent or impair our development or commercialization efforts.

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

Our success depends in significant part on our ability and the ability of our current or future collaborators and licensors to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to our drug candidates and technology and to operate our business without infringing, misappropriating, or otherwise violating the intellectual property rights of others. If we and our current or future collaborators and licensors are unable to obtain and maintain sufficient intellectual property protection for our drug candidates or other drug candidates that we may identify, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize drug candidates similar or identical to ours, and our ability to successfully commercialize our drug candidates and other drug candidates that we may pursue may be impaired. While we own some issued or allowed patents with respect to our programs, including our CHB and NASH programs, we do not own or in-license any issued patents with claims that specifically recite our ALG‑020572 or ALG‑125755 drug candidates. We can provide no assurance that any of our other current or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. We cannot be certain that there is no invalidating prior art of which we and the patent examiner are unaware or that our interpretation of the relevance of prior art is correct. If a patent or patent application is determined to have an earlier priority date, it may prevent our patent applications from issuing at all or issuing in a form that provides any competitive advantage for our drug candidates. Failure to obtain additional issued patents could have a material adverse effect on our ability to develop and commercialize our drug candidates. Even if our patent applications do issue as patents, third parties may be able to challenge the validity and enforceability of our patents on a variety of grounds, including that such third party’s patents and patent applications have an earlier priority date, and if such challenges are successful, we may be required to obtain one or more licenses from such third parties, or be prohibited from commercializing our drug candidates. For example, there are certain patents and patent applications (and there may be other patents and patent applications) that are owned by third parties, including our competitors, that have (or may have) an earlier filing date, and such third parties may challenge our allowed patent relating to our STOPS candidate, ALG-010133. If such challenge is successful, we may be required to obtain one or more licenses from such third parties or be prohibited from commercializing ALG-010133. We may not be able to obtain these licenses on acceptable or commercially reasonable terms, if at all, or these licenses may be non-exclusive, which could result in our competitors using the same intellectual property.

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

As of September 30, 2021, we had 86 full-time employees, including 71 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our corporate headquarters and other facilities are located in the San Francisco Bay Area, which in the past has experienced both severe earthquakes and wildfires. We are also conducting our initial clinical trials for ALG‑010133, ALG‑000184 and ALG‑020572 in New Zealand, an area also known for earthquakes. We do not carry earthquake insurance, and as such we would have to pay the full amount of any resultant liability out of pocket, which could significantly impair our financial condition. In addition, earthquakes, wildfires or other natural disasters could severely disrupt our operations. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our enterprise financial systems or manufacturing resource planning and enterprise quality systems, that delayed our clinical trials, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business, results of operations, financial condition and prospects. Furthermore, integral parties in our supply chain are similarly vulnerable to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our business.

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

As of September 30, 2021, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 51.6% of our outstanding common stock (assuming all shares of non-voting common stock are converted into voting common stock in accordance with the terms of our amended and restated certificate of incorporation). As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

As of September 30, 2021, approximately 8,529,194 shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

In addition, the holders of approximately 42.6 million of our total common stock and non-voting common stock (including 3,092,338 shares of non-voting common stock), are entitled to rights with respect to the registration of their shares under the Securities Act described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the 2008 global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the 2008 global financial crisis, could result in a variety of risks to our business, including, weakened demand for any drug candidates we may develop and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or disruptions in the supply chain generally could also strain our suppliers, possibly resulting in supply disruption. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers or other partners may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

The United Kingdom’s withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business.

Following the United Kingdom’s departure from the EU on January 31, 2020, and the end of the “transition period” on December 31, 2020, the EU and the United Kingdom have entered into a trade and cooperation agreement (TCA) which governs certain aspects of their future relationship, including ensuring tariff-free trade for certain goods and services. Since the regulatory framework for pharmaceutical products in the United Kingdom relating to quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit will materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. Longer term, the United Kingdom is likely to develop its own legislation that diverges from that in the EU.

The TCA provides details on how some aspects of the United Kingdom’s and EU’s relationship will operate going forwards, however there are still many uncertainties. The uncertainty concerning the United Kingdom’s legal, political and economic relationship with the EU since Brexit may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). These developments have had, and may continue to have, a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered sales of equity securities

None.

Use of proceeds from our IPO

On October 15, 2020, our registration statement on Form S-1 (File No. 333-249077) relating to our IPO of Common Stock became effective. The IPO closed on October 20, 2020 at which time we issued 10,000,000 shares of common stock at a public offering price of $15.00 per share. We received net proceeds from the IPO of approximately $135.4 million, after deducting the underwriting discounts and commissions of $10.5 million and expenses of $4.1 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to our affiliates. On November 5, 2020 the underwriters of the IPO partially exercised their overallotment option by purchasing an additional 1,150,000 shares from us at the IPO price, resulting in an additional $16.0 million in net proceeds after deducting the underwriting discounts and commissions. J.P. Morgan Securities LLC, Jefferies LLC, Piper Sandler & Co. acted as joint book-running managers for the offering.

There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on October 19, 2020.

Issuer purchasers of equity securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

  Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Provided Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	10/20/2020	3.1

3.2	Amended and Restated Bylaws.	8-K	10/20/2020	3.2

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/9/2020	4.2

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 has been formatted in Inline XBRL.				X

#	Indicates management contract or compensatory plan.
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

ALIGOS THERAPEUTICS, INC.

Date: November 4, 2021	By:	/s/ Lawrence Blatt
Lawrence Blatt
Chairman and Chief Executive Officer

Date: November 4, 2021	By:	/s/ Lesley Ann Calhoun
Lesley Ann Calhoun
Chief Financial Officer