Form 10-K
period 2021-12-31
Aligos Therapeutics, Inc.
filed 2022-03-10
CIK 1799448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the Registrant was 25,583,489 shares of common stock, $0.0001 par value per share, outstanding, comprised of 22,491,151 shares of voting common stock, $0.0001 par value per share and 3,092,338 shares of non-voting common stock, $0.0001 par value per share, as of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter (based on the closing sales price for the Registrant’s common stock on the Nasdaq Global Select Market on such date).

As of March 4, 2022, the Registrant had 42,694,134 shares of common stock, $0.0001 par value per share, outstanding, comprised of 39,601,796 shares of voting common stock, $0.0001 par value per share and 3,092,338 shares of non-voting common stock, $0.0001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Report.

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

In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
the scope, progress, results and costs of developing our drug candidates or any other future drug candidates, and conducting nonclinical studies and clinical trials, including our ALG-020572, ALG-000184 and ALG-055009 clinical trials;
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
•
our expectations regarding the potential market size and size of the potential patient populations for ALG-020572, ALG-000184 and ALG-055009, our other drug candidates and any future drug candidates, if approved for commercial use;
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

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website, Securities and Exchange Commission, or SEC, filings, webcasts, press releases and conference calls. We use these mediums, including our website, to communicate with our stockholders and public about our company, our products and other issues. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website.

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

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel therapeutics to address unmet medical needs in viral and liver diseases. We utilize our proprietary oligonucleotide and small molecule platforms to develop pharmacologically optimized drug candidates for use in combination regimens designed to achieve improved treatment outcomes. Our lead effort is to develop a functional cure for Chronic Hepatitis B (CHB), which often results in life-threatening conditions such as cirrhosis, end-stage liver disease (ESLD) and the most common form of liver cancer, hepatocellular carcinoma (HCC). The most widely used treatment for CHB, nucleos(t)ide analogs, suppresses viral replication but only achieves low rates of functional cure and often requires long-term administration. To address this issue, we have developed a portfolio of differentiated drug candidates for CHB, including a small molecule Capsid Assembly Modulator (CAM) and oligonucleotides (Antisense Oligonucleotides (ASO) and Small Interfering Ribonucleic Acids (siRNA)), each of which is designed against clinically validated targets in the Hepatitis B Virus (HBV) life cycle. We are also exploring approaches towards boosting immune response with the use of small molecule antagonists of the PD1/PD-L1 interaction. We believe that combination regimens utilizing our portfolio of CHB drug candidates may lead to higher rates of functional cure.

Initial Phase 1a studies in healthy volunteers (HVs) for our CAM and ASO drug candidates have been completed and Phase 1b dose range studies evaluating the safety, pharmacokinetics and antiviral activity of these drugs in CHB patients are ongoing. For the CAM drug candidate, ALG-000184, preliminary data as of January 28, 2022, in both HVs and CHB subjects indicate the drug has a predictable, dose proportional pharmacokinetic (PK) profile and was well tolerated after up to 28 days of oral daily dosing. Specifically, one unrelated serious adverse event (SAE) (hospitalization for management of pre-existing back pain) and no treatment emergent adverse events (TEAEs) leading to discontinuation have been reported and no concerning TEAEs, laboratory abnormalities, or other safety assessments have been identified by the study’s safety committee. Preliminary antiviral activity data through completion of dosing (i.e., 28 days) are available in cohorts of Hepatitis B E-antigen (HBeAg) negative subjects (100 mg (Cohort 1) and 50 mg (Cohort 2)) and HBeAg positive subjects (100 mg (Cohort 4)). ALG-000184 was observed to have similar levels of activity at 50-100 mg doses in Cohorts 1-2, where both doses achieved HBV DNA and HBV RNA reductions of approximately 3-4 log10 IU/mL and approximately 1.5-2 log10 copies/mL, respectively. In both of these cohorts, HBV DNA and HBV RNA levels fell below the lower limit of quantitation (LLOQ) in ≥75% and 100% of subjects, respectively. In Cohort 4 (HBeAg positive subjects receiving 100 mg ALG-000184), HBV DNA and HBV RNA declined by >4 log10 IU/mL and >3 log10 copies/mL, respectively, with no plateauing of the antiviral effect throughout dosing. Enrollment in Cohorts 3 (10 mg for 28 days in HBeAg negative CHB) and 5 (300 mg for 28 days in HBeAg positive CHB) is ongoing with topline data planned to be presented at a scientific conference in mid-2022. In order to understand the effects of longer-term dosing with ALG-000184 on viral markers (e.g., HBV DNA, HBV RNA, HBsAg, and HBeAg) as well as safety, the Phase 1 protocol has been amended to add Part 4, which is planned to dose HBeAg positive subjects for 12 weeks at the 100 mg and 300 mg dose levels in combination with a nucleos(t)ide analog. Dosing in Part 4 is expected to be completed during the fourth quarter of 2022.

For the ASO drug candidate, ALG-020572, dosing in HVs is complete. After reviewing preliminary data through Cohort 4 (480 mg given subcutaneously (SC)), the highest dose evaluated, the study’s safety committee identified no concerning findings. Based on the drug’s acceptable safety and PK profile to date, dosing in Part 2, which is evaluating multiple SC doses (7 doses given over 29 days) in CHB patients, was initiated at the 210 mg dose level. Enrollment in the first cohort of CHB subjects is complete. Preliminary data, including antiviral activity, through multiple cohorts in Part 2 are anticipated to be shared at a scientific conference in the fourth quarter of 2022.

Our preclinical activities to advance our siRNA targeted against HBV are ongoing, with the clinical trial application (CTA) filing for ALG-125755 on-track for the first half of 2022 and dosing in HVs set to begin in the third quarter of 2022.

If our CHB drug candidates are advanced from Phase 1 into Phase 2 development, we plan in 2023 to initiate a Phase 2 platform study to evaluate the safety and efficacy of various combinations of our CAM, ASO, and siRNA drug candidates with or without additional drugs with alternative mechanisms of action.

Finally, note that our CHB portfolio previously included the drug candidate, ALG-010133, one of our proprietary S-antigen Transport-inhibiting Oligonucleotide Polymers (STOPSTM) drug candidates that was in a Phase 1b dose range finding trial (NCT04485663) evaluating subjects with CHB. In January 2022, we announced that we halted further development of ALG-010133 based on data from the Phase 1b trial, which indicated there was insufficient antiviral activity to warrant further development.

Our second area of focus is in non-alcoholic steatohepatitis (NASH), a complex, chronic liver disease where combination regimens may likewise prove beneficial. Our most advanced drug candidate for NASH is
ALG-055009, a small molecule THR-ß agonist. This drug candidate is being evaluated in a Phase 1a/1b study in HVs (oral single ascending doses) and subjects with hyperlipidemia (14 oral daily doses); dosing in both populations is currently underway. Topline data, including safety, PK, and anti-lipid effects in hyperlipidemic subjects are anticipated in the third quarter of 2022. Based on the previously demonstrated effects of other thyromimetics on liver fat, noninvasive markers of nonalcoholic fatty liver disease (NAFLD)/NASH, and liver histology in NASH patients, we believe ALG-055009 has the potential to become an integral component of future combination regimens for NASH.

Our third area of focus is to develop drug candidates with pan-coronavirus activity, including against Severe Acute Respiratory Syndrome coronavirus 2 (SARS-CoV-2), the virus responsible for COVID-19. Our efforts to identify a coronavirus therapeutic are focused on a small molecule approach, where we are exploring coronavirus protease inhibitors in collaboration with Katholieke Universiteit Leuven (KU Leuven), the Center for Innovation and Stimulation of Drug Discovery (CISTIM) and the Centre for Drug Design and Discovery (CD3).

Our team’s collective experience and success in discovering and developing drugs targeting viruses and liver diseases, combined with our in-house expertise in oligonucleotide and small molecule drug discovery, gives us a differentiated set of capabilities, which has enabled us to rapidly establish a robust pipeline of multiple novel drug candidates, as summarized in the pipeline chart below.

Our most advanced drug candidates are for the treatment of CHB, a disease that affects more than 290 million people worldwide with approximately 30 million people becoming newly infected every year, despite the availability of an efficacious prophylactic vaccine. Approximately 900,000 people worldwide died from complications of CHB in 2015, according to the World Health Organization, and CHB is the primary cause of liver cancer worldwide. Currently approved therapies for CHB include pegylated forms of interferon-alfa (peg-IFNα) and nucleos(t)ide analogs, which are designed to boost the body’s immune response to the virus or inhibit viral replication, respectively. While these therapies have improved treatment outcomes for some patients with CHB, they have not been able to achieve meaningful rates of functional cure, which is the consensus goal of treatment and defined as a sustained loss of Hepatitis B S-antigen (HBsAg) and HBV DNA with or without hepatitis B surface antibody seroconversion after a finite course of treatment. Functional cure has been shown to greatly reduce the risk of developing certain other more serious downstream liver conditions, such as cirrhosis and ESLD.

Our clinical development strategy involves evaluating both HBeAg positive and HBeAg negative CHB patient populations. HBeAg is typically present in earlier stages of the disease and is associated with higher rates of viral replication. During the natural course of the disease, HBeAg can be cleared, and antibodies develop, resulting in an HBeAg negative state where viral replication is often lower. Patients with HBeAg negative CHB are typically older and have more progressive disease-related complications (e.g., fibrosis of the liver). In addition, their immune system is likely to be more exhausted by chronic exposure to HBsAg, which makes viral clearance more difficult.

Multiple steps in the HBV life cycle, including those involving capsid assembly and production and secretion of HBsAg, are known to be essential to sustain HBV infection. We have built a portfolio of CHB drug candidates directed against clinically validated targets at several critical stages of the HBV life cycle. Our CHB portfolio includes:

•
CAMs are small molecule antiviral agents that accelerate HBV capsid assembly and inhibit pregenomic RNA (pgRNA) encapsidation, which reduces production of new virions capable of infecting other cells. CAMs may also inhibit the de novo establishment of covalently closed circular DNA (cccDNA), a major factor for the persistence of HBV infection, when introduced at the onset of infection. In clinical trials, other CAM drug candidates have demonstrated significant reductions in HBV DNA and pgRNA. However, it is likely that CAMs will need to be combined with other modalities that affect HBsAg in order to achieve functional cure. Our most advanced CAM drug candidate is ALG-000184, a prodrug of ALG-001075, which in nonclinical studies has demonstrated ~10-300-fold enhanced potency compared to other CAMs in clinical development of which we are aware. ALG-000184 is currently being evaluated in CHB subjects in an ongoing Phase 1 clinical trial. We believe antiviral activity data, collected as of January 28, 2022, from this study continue to indicate best in class potential based on robust inhibition of viral replication with 50-100 mg doses given for 28 days achieving DNA and RNA levels <LLOQ in ≥75% and 100% of HBeAg negative subjects, respectively. Similarly robust activity has been observed in a cohort of HBeAg positive subjects, where 100 mg of ALG-000184 given for 28 days resulted in DNA and RNA reductions of >4 log10 IU/mL and >3 log10 copies/mL, respectively. We are continuing to assess the dose response for ALG-000184 in 2022 by evaluating dosing for 28 days at the 10 mg and 300 mg dose levels. Data from these cohorts are planned to be shared at a scientific conference mid-2022 and, if they prove sufficiently favorable, we also plan to evaluate longer (12 week) treatment durations with ALG-000184 this year. Preliminary data from the 12-week cohorts, if conducted, are planned to be shared at a scientific conference in the fourth quarter of 2022.
•
ASOs are single-stranded DNA or RNA molecules that interfere with viral replication by binding to complementary messenger RNA (mRNA), allowing the combined ASO and mRNA to be degraded by the enzyme RNase H. Using our oligonucleotide discovery capabilities, we identified ALG-020572, an ASO that targets HBV mRNA and can reduce HBsAg production. In third-party clinical trials, ASOs targeting HBV mRNA have demonstrated significant reductions in HBsAg. Our ASO approach utilizes state of the art bioinformatics, proprietary stabilization chemistry and liver targeting technology that we believe provide a number of potential benefits compared to other ASO candidates of which we are aware, including increased potency, a higher barrier to resistance and broad genotype coverage. Unconjugated forms of ALG-020572 and our siRNA drug candidate (ALG-125755) were evaluated for any additive or synergistic effects with respect to HBsAg knockdown, both in vitro and in vivo. In vitro, in dual combinations with each other as well as with other anti-HBV agents such as nucleos(t)ide analogs and CAMs, the siRNA or ASO candidate each demonstrated a range of additive or synergistic effects, depending on the specific combination used. With one another, the unconjugated forms of the siRNA and ASO candidates exhibited synergy in vitro. These in vitro effects were confirmed in an in vivo adeno-associated virus (AAV)-HBV mouse model of HBV infection, where the ASO and siRNA exhibited additive effects with respect to HBsAg knockdown when combined. ALG-020572 is currently being evaluated in an ongoing Phase 1 study which will assess the safety, PK, and antiviral activity of single or multiple (7) SC doses of ALG-020572 in HVs and CHB subjects, respectively. Dosing in HVs is now complete and, to date, single doses of up to 480 mg of ALG-020572 have been well tolerated with an acceptable PK profile. Enrollment in the first CHB cohort is complete. Multiple dose levels will be evaluated in order to define the dose-response characteristics of ALG-020572 in CHB subjects; these data are planned to be presented at a scientific conference in the second half of 2022.
•
siRNAs are a class of double-stranded, non-coding RNA that interfere with viral replication by silencing gene expression. Multiple siRNAs have demonstrated significant reductions in HBsAg levels in clinical trials. Our oligonucleotide discovery capabilities resulted in the identification of
ALG-125755, an siRNA drug candidate directed at HBsAg mRNA, which utilizes our proprietary liver targeting technology. In an AAV-HBV mouse study, ALG-125755 was shown to reduce HBsAg by
1.5 log10 IU/mL 28 days after a single SC dose of 5 mg/kg. This encouraging degree of HBsAg reduction in vivo is corroborated by its activity in vitro with mean EC50 values of 23.9 pM (n=3) and 28.8 pM (n=2) in two different cell culture assays. The compound also demonstrated a favorable pharmacological profile in vitro in multiple other cell culture systems. Phase 1 enabling nonclinical studies are ongoing and we plan to dose HVs with single SC doses of ALG-125755 in the third quarter of 2022. Multiple dosing in CHB subjects is projected to begin in the first quarter of 2023.
•
PD-L1 Inhibitors. We are developing orally delivered, liver-targeted small molecule PD-L1 inhibitors in order to modulate host immune responses to HBV. This approach has been shown to have favorable effects on HBsAg lowering in patients with CHB. This program is currently in lead optimization and a lead compound, ALG-093453, has been shown to induce T cell activation in an in vitro Jurkat T cell-NFAT assay with similar activity to the PD-1 monoclonal antibody, nivolumab. In addition,

ALG-093453 induces HBV-antigen specific IFN-g secretion from T cells from patients infected with HBV.

We believe that a combination of drugs capable of inhibiting HBV DNA replication and RNA packaging (e.g., using CAMs) while simultaneously suppressing HBsAg production (e.g., using our ASO and/or siRNA) and modulating patients’ immune responses to HBV infection (e.g., using our PD-L1 inhibitor and/or other immunomodulatory drugs) has the potential to act additively or synergistically and may lead to a higher rate of functional cure. Our clinical development strategy is designed to evaluate the safety and antiviral activity of drugs with these various therapeutic approaches as monotherapy prior to evaluating multiple combinations of our CHB assets with or without other currently available treatment modalities such as nucleos(t)ide analogs or peg-IFNα to identify optimized combination regimens.

Our second development activity is focused on the treatment of NASH. An estimated 1.5% to 6.5% of the global population, or up to about 450 million people, was believed to have NASH as of 2015, and this percentage is expected to increase significantly in the coming decade due to the continued adoption of Western dietary habits. In the absence of lifestyle modifications, the inflammation inherent in NASH persists and results in progressive fibrosis of the liver, which may lead to cirrhosis, HCC, the need for liver transplant, and death. We believe one of the most promising pharmacologic approaches in development for NASH is a selective agonist of the beta subtype of the thyroid hormone receptor (THR-ß), which, in clinical trials conducted by third parties, has demonstrated significant reduction in liver fat as well as histologic improvement. Other THR-ß drugs have also shown reductions in lipid levels in the serum, which may have important advantages in the NASH patient population that is at a high risk of cardiovascular co-morbidities. Utilizing our expertise in small molecule drug discovery, we identified ALG-055009, a once-daily oral THR-ß agonist. In nonclinical studies, ALG-055009 has been shown to be substantially more potent compared to other THR-ß agonists currently in development of which we are aware and may avoid some of their potential safety liabilities. It also appears to have the potential to achieve equal or better efficacy and improved pharmacokinetic properties compared to competitor drug candidates. As a result, we believe ALG-055009 has the potential to become an integral component of combination regimens to treat NASH. We recently initiated a Phase 1a/1b trial with ALG-055009 in December 2021; dosing in both HVs (SAD) and subjects with hyperlipidemia (multiple ascending doses; MAD) is ongoing and we expect to share topline safety, PK, and anti-lipid data from these populations in the third quarter of 2022. We also plan to share these data at a scientific conference in the fourth quarter of 2022.

Our third area of focus is to develop pan-coronavirus treatment regimens. SARS-CoV-2 is responsible for the COVID-19 pandemic, which has been identified as a cause of more than 5.9 million deaths worldwide, including approximately 950,000 in the United States, as of early March 2022. After MERS and SARS (SARS-CoV-1), SARS-CoV-2 is the third known coronavirus to have crossed over from animal species to humans in the past 20 years and cause significant morbidity and mortality. While multiple vaccines have become available, it is unlikely that vaccination will be sufficiently widely adopted or fully efficacious for all emerging variants, indicating that the need for effective therapeutics will likely remain. Two orally available therapeutics have been authorized for emergency use for the treatment of COVID-19, but both have important limitations related to sub-optimal efficacy (molnupiravir, a nucleoside analog; Merck) or the need for ritonavir boosting (PF-07321332/nirmatrelvir, a protease inhibitor; Pfizer). We have identified multiple protease inhibitors that are more potent in vitro than nirmatrelvir and don’t require ritonavir boosting, which may offer important clinical advantages in the future treatment of COVID-19 or other coronaviruses. We anticipate initiating Phase 1 enabling nonclinical studies of one of our COVID-PIs in the third quarter of 2022, and it is planned to enter the clinic in the first quarter of 2023.

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

Our strategy

Our strategy is to develop pharmacologically optimized drug candidates for use in combination regimens designed to achieve improved treatment outcomes. Our initial areas of focus are viral and liver diseases, where our team can leverage their in-depth knowledge and expertise to develop potentially best-in-class combination regimens addressing large areas of unmet medical need. The core elements of our business strategy include:

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
•
Creating combination regimens designed to achieve better outcomes. We believe that most chronic and viral diseases require combination therapies for optimal treatment outcomes, and that combining individual drugs which can act additively or synergistically provides the greatest potential for enhanced efficacy. For each of our drug candidates, our strategy in Phase 1 is to rapidly evaluate safety and demonstrate proof of activity for each individual drug. Subsequently, we plan to combine multiple drug candidates in Phase 2 trials to identify optimized combination regimens to be advanced into pivotal trials.
•
Developing a functional cure for CHB. We have a portfolio of differentiated drug candidates for CHB, including a small molecule CAM and oligonucleotides (ASO and siRNA), each of which is designed to inhibit clinically validated, distinct and critical points in the HBV life cycle. Our two most advanced drug candidates for CHB, ALG‑000184, a CAM, and ALG-020572, an ASO, are currently in Phase 1b trials. Based on nonclinical studies, we believe that each of our CHB drug candidates has demonstrated strong potential relative to other drugs in development. We are also developing liver-targeted small molecule PD-L1 inhibitors to modulate host immune responses to HBV. This approach has also been shown to have favorable effects on HBsAg lowering. In combination, we believe our CHB drug candidates will provide greater viral suppression and enhanced immune responses to HBV infection, potentially leading to higher rates of functional cure.
•
Expanding our development capabilities and pipeline. We are utilizing our in-house discovery expertise to continually improve upon our existing drug candidates by identifying promising backup candidates and exploring novel and emerging drug targets in viral and liver diseases. We are also evaluating novel mechanisms of action with the potential to complement our current pipeline. To further supplement our internal discovery and development efforts, we actively evaluate external technology platforms and assets for future development candidates for liver and viral diseases. To date, we have secured licenses for technology from Emory, Luxna and AM Chemicals, LLC (AM Chemicals), and have entered into collaborations with KU Leuven’s Rega Institute for Medical Research, as well as its Centre for Drug Design and Discovery, and we have two collaborations with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc. (known outside of the United States and Canada as MSD) (which Merck Sharp & Dohme Corp., or Merck & Co., Inc., individually or together, are referred to herein as “Merck”).
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

Oligonucleotide platform

We have multiple distinct modalities within our oligonucleotide platform, including ASOs and siRNAs. We have developed a portfolio of oligonucleotide drug candidates for the treatment of CHB, including: ALG‑020572, an ASO drug candidate, and ALG‑125755, an siRNA drug candidate. In addition, we are leveraging our oligonucleotide platform to develop drug candidates for other diseases, which includes entering into two collaborations with Merck to discover and develop oligonucleotides against two undisclosed targets for the treatment of NASH.

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

Small interfering RNAs (siRNAs)

siRNAs are a class of double-stranded, non-coding RNA that interferes with viral replication by silencing gene expression. Multiple siRNAs have demonstrated significant reductions in HBsAg levels in clinical trials. Our novel and proprietary siRNA technology has resulted in the identification of molecules, including ALG‑125755, that have demonstrated high potency and long-lasting durability in nonclinical CHB models.

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

Traditional small molecules

To date, traditional small molecules represent the vast majority of approved drugs and are the primary chemistry approach used for drug discovery. CAMs are small molecules that have been shown to significantly reduce viral markers in CHB patients in clinical studies. Applying our small molecule platform, we have identified ALG‑001075, which has demonstrated improved in vitro potency and increased efficacy in nonclinical animal models, as compared to other CAM candidates that have advanced into the clinic. ALG‑001075 is currently being evaluated in a Phase 1 study as the prodrug ALG‑000184, where it continues to show best in class properties. THR-b agonists are small molecules that have been shown to significantly reduce circulating lipid levels and improve liver histology in patients with NASH. We have discovered ALG‑055009, a THR-b agonist that has demonstrated improved potency in vitro and increased efficacy in nonclinical animal models relative to other THR-b agonists in Phase 2 or later stages of development. We have recently advanced ALG-055009 into a Phase 1a/1b study and are currently dosing in both HVs and subjects with hyperlipidemia.

Peptidomimetics

Peptidomimetics are small molecules derived from short polypeptides that can be used as drug candidates against multiple targets. The peptidomimetic approach has been successfully used in the antiviral field to develop protease inhibitor drugs against Hepatitis C virus (HCV) and human immunodeficiency virus (HIV). Our team has discovered multiple potential nanomolar potency drug candidates targeting the 3C-like protease of coronaviruses, which have shown pan-coronavirus activity and do not require ritonavir boosting based on nonclinical studies. We plan to begin Phase 1 enabling nonclinical studies with one of our COVID PIs in the third quarter of 2022.

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

Our pipeline

We are focused on viral and liver diseases, areas in which our employees have expertise and decades of experience. Our most advanced drug candidates are designed for use in CHB to achieve higher rates of functional cure, which we believe will require the use of a combination of drugs with complementary mechanisms of action (MOA). Each of our CHB modalities plays an important role in disrupting the HBV life cycle and, in nonclinical studies, certain combinations have been shown to act additively or synergistically. We are also advancing a THR-ß agonist for NASH and a COVID-PI for the treatment of COVID-19. We also have a collaboration with Merck to discover and develop oligonucleotides against two undisclosed targets for the treatment of NASH. As with CHB, we believe combination therapy will be critical for improved patient outcomes in these disease settings and intend to combine our drug candidates with others that have potentially complementary MOAs.

Functional cure for CHB

CHB is the most common viral infection in the world and an area of substantial unmet medical need. There are over 290 million chronic carriers worldwide and approximately 30 million individuals become newly infected every year despite the availability of an efficacious prophylactic vaccine. In 2015, there were more than 90 million cases of CHB in China alone, while the EU, United States and Japan accounted for nearly 8 million cases. Complications from CHB include cirrhosis, end-stage liver disease, and hepatocellular carcinoma, which collectively resulted in approximately 900,000 deaths in 2015, according to the World Health Organization. CHB is the primary cause of liver cancer worldwide, and the mortality associated with HBV-related liver cancer continues to increase.

Current therapy for CHB may entail life-long treatment and does not eliminate the virus in a meaningful number of patients. In the case of nucleos(t)ide analogs, long-term treatment can lower the amount of HBV DNA in circulation, resulting in improvements in long-term disease outcomes, but virological relapse is common after treatment cessation. Our goal is to achieve meaningful rates of functional cure, which is defined as a sustained loss of HBsAg and HBV DNA with or without hepatitis B surface antibody seroconversion after a finite treatment course. Our team’s years of experience in antiviral drug development suggest that only by developing a combination regimen targeting multiple mechanisms can meaningful functional cure rates for CHB be achieved.

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

We have developed a portfolio of differentiated drug candidates for CHB, including a small molecule CAM and oligonucleotides (ASO and siRNA), each of which are designed to interfere with multiple clinically validated targets in the HBV life cycle and may lead to higher rates of functional cure when used in combination.

ALG‑000184 (CAM) for CHB

CAMs are a class of small molecule antiviral agents that accelerate HBV capsid assembly and inhibit pgRNA encapsidation, resulting in lower circulating HBV pgRNA and DNA levels. CAMs are also believed to regulate the formation of cccDNA at the onset of infection, a major factor for the persistence of HBV infection. In clinical trials, CAMs have been shown to provide greater HBV DNA and RNA reduction when combined with nucleos(t)ide analogs than can be achieved with nucleos(t)ide analogs alone.

In 2018, we in-licensed a lead drug candidate (GLP-26) and the associated IP for a CAM from the laboratory of Professor Raymond Schinazi at Emory. Our scientists optimized this lead drug candidate to discover the potent CAM, ALG‑001075, which was further optimized to the prodrug ALG‑000184. Initial Phase 1a studies in healthy volunteers for ALG-000184 have been completed. A Phase 1b dose range finding study, evaluating the properties of ALG‑000184 as monotherapy in CHB patients, is approved in many countries, including New Zealand, Hong Kong, the United Kingdom, South Korea, China and Moldova, and dosing in CHB patients is ongoing. Preliminary data, as of January 28, 2022, in both HVs and CHB subjects indicate ALG-000184 has a predictable, dose proportional PK profile and was well tolerated. Specifically, one unrelated SAE (hospitalization for management of pre-existing back pain) and no TEAEs leading to discontinuation or concerning trends or findings based on TEAEs, laboratories, or EKGs have been reported to date. Additionally, antiviral activity data, collected as of January 28, 2022, indicated that ALG-000184 resulted in robust inhibition of HBV DNA and RNA (see figure below), which appeared to have best in class potential when compared to competitor drug candidates with available antiviral activity data. Among HBeAg negative subjects receiving 100 mg (Cohort 1) or 50 mg (Cohort 2) ALG-000184 for 28 days, ~3-4 log10

IU/mL declines in HBV DNA and ~1.5-2 log10 copies/mL declines in RNA were observed with ≥75% and 100% of subjects reaching levels <LLOQ for DNA and RNA, respectively. Similarly robust antiviral activity has been observed in HBeAg positive subjects who received 100 mg ALG-000184 for 28 days, where >4 log10 IU/mL and >3 log10 IU/mL declines in DNA and RNA, respectively, were observed. Dosing in two additional cohorts, which are evaluating the 10 mg and 300 mg dose levels for 28 days, is ongoing and, if these data prove sufficiently favorable, we further plan to evaluate the safety and antiviral activity of ALG-000184 dosing in CHB patients for 12-week durations in the second half of 2022. In the future, we may also conduct clinical trials for ALG-000184 and other drug candidates in other countries and territories.

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

In the AAV-HBV mouse efficacy model, ALG‑001075 demonstrated a dose-dependent inhibition of viral replication with >5 log10 IU/mL reduction in HBV DNA at a dose of 15 mg/kg/dose given twice daily at 12-hour intervals (BID) as compared to a vehicle group.

ALG‑020572 (ASO) for HBV

Anti-sense oligonucleotides (ASOs) are single-stranded DNA or RNA molecules that are complementary to a selected target sequence. ASO structures are typically composed of three sections, known as the wings and the gap. The wings are on each end of the oligonucleotide strand with the gap section bridging the wing sections. Wings are generally made up of BNAs, while the gap sections are typically made up of DNA or modified DNA nucleotides. ASOs interfere with viral replication by binding to complementary mRNA, a process known as hybridization. If binding occurs, this hybrid can be degraded by the enzyme RNase H, resulting in significant down-regulation of mRNA expression, and, in the case of our CHB ASOs, preventing subsequent HBsAg translation and secretion. This process is shown in the figure below. ASOs have been validated across multiple indications, including CHB, where rapid and significant reductions in HBsAg have been observed.

We have exclusively licensed Luxna’s intellectual property for use of next-generation nucleotide monomers in our current focus areas, including CHB and SARS-CoV-2. This chemistry forms the basis of our ASO platform and has enabled us to design highly potent, stable ASOs that have an improved toxicology profile, including a reduction of hepatotoxicity, as compared to ASOs using earlier nucleotide monomer technology. The application of this technology, combined with our proprietary liver-targeting GalNAc conjugation, has led to our discovery of ALG‑020572, a potentially best-in-class HBV ASO targeting the open reading frame of HBsAg. In an ongoing Phase 1 study, we recently completed SC dosing in HVs at doses up to 480 mg and enrollment in the first cohort of CHB subjects, who are receiving multiple doses, is also complete.

Molecular characteristics and nonclinical data

We explored the structure activity relationship of BNA wing and nucleobase gap modifications across a set of diverse locked nucleic acid ASOs. When conjugated to our proprietary GalNAc moiety and administered subcutaneously (5 doses total, 10 mg/kg given every 3 days over 12 days) to mice previously infected with an AAV‑HBV construct, ALG‑020572 demonstrated a 1.5 log10 IU/mL mean reduction in serum HBsAg. Vehicle-treated animals did not exhibit any significant changes in their serum HBsAg. Importantly, this intensive dosing regimen was not associated with any changes in alanine aminotransferase (ALT) levels, a marker of liver cell damage.

Additionally, we compared the antiviral activity of ALG-020572 vs. a competitor ASO (GSK-3228836) in the AAV-HBV mouse model to assess the effects our proprietary chemistries and liver targeting technologies might have on HBsAg lowering. In this experiment, we found that treatment with ALG-020572 resulted in deeper HBsAg reductions that were more sustained relative to GSK-3228836. The results from this experiment can be found in the figure below.

ALG-020572 is currently being evaluated in an ongoing Phase 1 study which will assess the safety, PK, and antiviral activity of single or multiple SC doses of ALG-020572 in HVs and CHB subjects, respectively. Dosing in HVs is now complete and, to date, single doses of up to 480 mg of ALG-020572 have been well tolerated with an acceptable PK profile. Enrollment of the first cohort of CHB subjects is also complete. Multiple dose levels will be evaluated in order to define the dose-response characteristics of ALG-020572 in CHB subjects; these data are planned to be presented at a scientific conference in the second half of 2022.

In summary, we have discovered a potent, liver-targeted ASO, ALG-020572, which has demonstrated a promising profile in nonclinical CHB models and has advanced into dosing in CHB subjects. This ASO drug candidate may also be combined with other drug candidates against CHB.

siRNA

Small interfering RNA (siRNA), also known as short interfering RNA or silencing RNA or RNA interference (RNAi), are a class of double-stranded, non-coding RNA, typically 20-27 base pairs in length. siRNA interferes with viral replication by silencing gene expression and subsequent protein (e.g., HBsAg) translation and secretion. siRNAs have shown efficacy across multiple indications, including CHB, where significant, gradual and durable reductions in HBsAg have been observed in clinical trials.

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

Molecular characteristics and nonclinical data

In cell-based assays measuring reduction in HBsAg in infected cells, our lead siRNA drug candidate, ALG‑125755, as well as additional backup compounds ALG‑125097 and ALG‑125819, demonstrated potent inhibition of HBsAg release from HBV-infected cells. When dosed in vivo in the AAV-HBV mouse model of CHB infection, a single 5 mg/kg subcutaneous injection resulted in a sustained reduction of serum HBsAg of approximately 1-1.5 log10 IU/mL through the last measurement at 28 days. Similarly, multiple 5 mg/kg doses of ALG-125755 in the AAV-HBV mouse model resulted in sustained up to ~2.5 log10 IU/mL reductions in HBsAg levels. ALG-125755 also compared favorably to a competitor siRNA (e.g., VIR-2218) in a head-to-head AAV-HBV experiment. The results from these experiments are shown in the figures below.

Our preclinical efforts to advance ALG-125755 are ongoing, with dosing in HVs on-track for the third quarter of 2022.

In conclusion, our proprietary siRNA technology is based on modifying chemistries and has resulted in the identification of drug candidates, including ALG‑125755, that have promising profiles with long lasting durability in nonclinical CHB models.

Nonclinical combination data

We performed in vitro studies in HepG2.2.15 cells to assess the potential for drug-drug interactions on HBsAg or HBV DNA reductions when combining our drug candidates, and the degree of synergy was quantified using MacSynergy II software. Combinations of our CAM drug candidate, ALG‑000184, or our ASO drug candidate, ALG‑020572, with other inhibitors of HBV replication generally demonstrated either additive or synergistic interactions. We also studied in vivo combinations in the AAV‑HBV mouse model with ALG‑020572. These studies indicate that our drug candidates could become part of an effective combination regimen for CHB, as shown below.

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

Both our CAM molecule (ALG‑000184) and ASO (ALG-020572) are currently being evaluated in Phase 1b clinical trials.

The figure below illustrates our planned general approach to Phase 1 trial design for each of our CHB drug candidates.

Although we expect the basic Phase 1 trial design to be the same across all of our CHB drug candidates, we anticipate there will be important differences, which include routes of administration, dose and dosing frequency, patient population, and key viral markers. In addition, it is likely that MAD evaluation in HV will not be required for the ALG-125755 or ALG-020572 programs. A summary table of the key Phase 1 design elements and how we expect them to differ across our drug candidates can be found in the table below.

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

THR-ß background

The thyroid hormone triiodothyronine (T3) has many physiological effects throughout the body, ranging from increasing metabolism, including fat metabolism, to stimulating growth and development. T3 exerts its effects by binding to the thyroid hormone receptor (THR), which has two subtypes: alpha (THR-α) and beta (THR-). The distribution of the two THR subtypes varies by organ, with THR- predominantly expressed in the liver and THR‑α predominantly expressed in other tissues (e.g., heart, skeletal muscles and bone). Drug candidates like resmetirom, which preferentially binds the THR- subtype, have been shown in clinical trials to lower lipid levels in serum and the liver, while avoiding the unwanted effects associated with THR-α stimulation. In addition to the intended effect of lowering liver lipid levels in NASH patients, lowering serum lipid levels via THR- agonism may also have favorable consequences in this population, which has a high rate of underlying cardiovascular disease.

There are multiple other mechanisms being explored for the treatment of NASH, but none have yet to demonstrate a favorable risk/benefit profile, and many have important limitations. In some cases, mechanisms such as Farnesoid X Receptor (FXR) agonists, Fibroblast Growth Factor-19 analogs, and Acetyl-CoA Carboxylase inhibitors have been shown to increase serum lipid profiles, which may require additional pharmacologic therapy or put patients at additional risk of cardiovascular disease. In other cases, mechanisms such as FXR agonists and drugs targeting various subtypes of the Peroxisome Proliferator Activated Receptors are associated with dose limiting toxicities such as pruritus and edema, respectively, that might limit widespread uptake even if approved.

Small molecule approaches

The most advanced THR- agonists in clinical development are VK-2809 in Phase 2b and resmetirom in Phase 3. Both of these drugs have demonstrated significant reductions in lipid levels in the liver and serum and, to date, have an acceptable risk-benefit profile. In addition, resmetirom has demonstrated histologic evidence of NASH resolution in Phase 2 trials, which is one of two FDA approvable endpoints. Our lead THR-ß drug candidate ALG‑055009 may have important advantages over these compounds. Side-by-side biochemical and cell-based experiments in HEK293T cells indicate that ALG‑055009 is 5- to 47-fold more potent and 3- to 2-fold more selective for the  receptor compared to VK-2809 and resmetirom, respectively, which may optimize the risk benefit-profile for ALG‑055009. When studied in a diet induced obesity (DIO) mouse model, these potency advantages were shown to result in greater serum lipid reductions compared to what has been previously reported for VK-2809 and resmetirom at exposures being evaluated in the clinic. Specifically, ALG‑055009 achieved a 34% reduction in serum total cholesterol levels with an acceptable safety profile (e.g., no clinically relevant changes in thyroid hormone levels) in mice, as shown in the figure below. An ALG‑055009 dose-related decrease in serum LDL-C was also noted in mice. Further, nonclinical pharmacokinetic studies of ALG‑055009 predict low, once-daily dosing in humans with a low risk of drug-drug interactions.

ALG‑055009 development plans

We recently initiated a Phase 1a/1b umbrella study assessing orally administered single ascending doses of ALG-055009 in healthy volunteers as well as multiple ascending doses (MAD) administered orally once-daily (QD) in subjects with mild hyperlipidemia. Dosing is ongoing in both the SAD and MAD portions of this study. The data from this study will establish proof of activity and help identify doses that may be evaluated in larger studies involving patients with NASH. Topline data, including safety, PK, and pharmacodynamic data, in hyperlipidemic subjects are anticipated to be released in the third quarter of 2022. With this proof of activity in hand, we would have several options for further development, including continuing the development of the drug candidate into a Phase 2 clinical trial that we would sponsor. Alternatively, we may explore partnering ALG‑055009 with a third-party that has an existing drug candidate for the treatment of NASH with a complementary MOA, either in a clinical collaboration or as an out-license opportunity. We believe this may be an ideal time to seek a partnership for ALG‑055009, as we expect enthusiasm for the THR-β MOA to be high after the expected Phase 3 resmetirom and Phase 2b VK-2809 readouts, which are anticipated in the second half of 2022.

Oligonucleotide approaches to NASH

Recently, genome-wide association and large candidate gene studies have enriched our understanding of the genetic basis of NASH. Variants in multiple human genome sequences have been identified as major common genetic determinants of this disease. We are collaborating with Merck to apply our oligonucleotide platform technology to discover, research, optimize and develop oligonucleotides directed against two NASH targets. In addition, we continue to evaluate additional targets for their utility in developing an oligonucleotide-based treatment for NASH.

Coronaviruses

SARS-CoV-2 is responsible for the COVID-19 pandemic, which has infected more than 274 million individuals and is responsible for the death of more than 5.3 million individuals worldwide, including approximately 950,000 in the US, as of early March 2022. After MERS and SARS (SARS-CoV-1), SARS-CoV-2 is the third known coronavirus to cross over from animal species to humans and cause significant morbidity and mortality in the past 20 years. Due to the ongoing COVID-19 pandemic and the risk of additional novel coronaviruses emerging in the future, there is a need to develop novel therapeutics with pan-coronavirus activity that have a high barrier to resistance. While multiple vaccines have recently become available, it is unlikely that vaccination will be fully efficacious against all emerging variants and/or widely adopted, indicating that the need for effective therapeutic treatments will remain. Two orally available therapeutics have been authorized for emergency use for the treatment of COVID-19, but both have important limitations related to sub-optimal efficacy (molnupiravir, a nucleoside analog; Merck) or the need for ritonavir boosting (PF-07321332/nirmatrelvir, a protease inhibitor; Pfizer). We have identified multiple protease inhibitors that are more potent than nirmatrelvir and don’t require ritonavir boosting, which may offer important clinical advantages in the future treatment of COVID-19 and other coronaviruses. We anticipate initiating Phase 1 enabling nonclinical studies of one of our SARS-CoV-2 protease inhibitors in the third quarter of 2022 with subsequent initiation of clinical studies in the first quarter of 2023.

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

Clinical development plan

We plan to advance our coronavirus drug candidate(s) individually in Phase 1 studies designed to evaluate the safety and pharmacokinetics of single and multiple ascending doses in healthy volunteers. Following this, we plan to conduct dose range finding Phase 2 studies in subjects infected with COVID-19 to evaluate proof of activity and identify a dosing regimen(s) to advance into larger confirmatory studies that could support drug registration. Following the initial Phase 2 study, we may evaluate combinations of our drug candidates, with or without the then-prevailing standard of care. We may assess a range of patient populations, including community and hospital-based subjects, as well as various degrees of disease severity, following the establishment of proof of activity. In addition to evaluating our drug candidates as treatment options after infection, we may also evaluate them as potential prophylactic or post-exposure therapies.

Early-stage discovery efforts

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

Competition

The life sciences industry is highly competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, established biotechnology companies, universities and other research institutions. Many of our competitors have significantly greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors may have significantly greater experience than we have in undertaking nonclinical studies and human clinical trials of new pharmaceutical drug candidates and in obtaining regulatory approvals of human therapeutic candidates. Accordingly, our competitors may develop superior drug candidates and may succeed in obtaining FDA approval for such candidates. Many of our competitors have established distribution channels for the commercialization of their products, whereas we have no such channel or capabilities. In addition, many competitors have greater name recognition and more extensive collaborative relationships.

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

Chronic Hepatitis B (CHB)

Current FDA-approved treatments for chronic HBV infection include peg-IFNα, marketed by Roche Holding AG (Roche), and oral antiviral agents such as nucleoside analogs, marketed by Gilead Sciences, Inc. (Gilead) and Bristol-Myers Squibb Company. These treatments do not lead to either a functional or a complete cure in the vast majority of patients, and in the case of nucleoside analogs, may require life-long treatment. Several large and small pharmaceutical companies are developing programs with various mechanisms of action, to be used alone or in combination, with the goal of achieving higher rates of functional or complete cure in patients with CHB. Companies with oligonucleotide agents in clinical development include Arbutus Biopharma Corporation, Dicerna Pharmaceuticals, Inc. (together with Roche), Ionis Pharmaceuticals, Inc. (together with GlaxoSmithKline plc (GSK)), Arrowhead Pharmaceuticals, Inc. (together with Janssen Pharmaceuticals, Inc. (Janssen)), and Vir Biotechnology, Inc. (together with Alnylam Pharmaceuticals, Inc.). Several companies are developing CAMs, including Johnson & Johnson, Assembly Biosciences Inc., Arbutus Biopharma Corporation, Roche and Enanta Pharmaceuticals. Several companies, including Altimmune, Inc., GSK, Janssen and Transgene SA, are developing therapeutic vaccines for HBV, and several others have approved HBV vaccines, including Dynavax Technologies, Inc., GSK, Johnson & Johnson, and Merck. Replicor, Inc. is developing nucleic acid polymers (NAPs) for use in CHB patients.

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

Coronaviruses

In addition to remdesivir, which is FDA-approved, on December 22, 2021, Pfizer, Inc. received an emergency use authorization from the FDA for Paxlovid, an orally administered SARS-CoV-2 protease inhibitor co-administered with ritonavir. Similarly, Merck (together with Ridgeback Bio), is developing the drug molnupiravir, an oral antiviral drug which has been issued an emergency use authorization by the FDA on December 23, 2021. Several drugs are likely being used off-label for treatment, such as dexamethasone. Several approved drugs are being studied for their utility in reducing the severity of SARS-CoV-2 infections, including Soliris by Alexion Pharmaceuticals Inc., Atea Pharmaceuticals, Inc., Jakafi by Incyte Corporation, and Kevzara by Sanofi S.A./Regeneron Pharmaceuticals, Inc. There are significant efforts globally to develop both therapeutic and prophylactic drug candidates. Enanta Pharmaceuticals had announced nomination of clinical candidate EDP-235 which is its lead oral protease inhibitor specifically designed for the treatment of COVID-19 and which is planned to enter the clinic in early 2022. Pardes Biosciences protease inhibitor, PBI-0451, is currently in Phase 1 clinical study with top-line results expected to be reported in the first quarter of 2022 and where early results showing potential for an unboosted oral regimen against COVID-19. In addition, Novartis is working on a once a day, pan-coronavirus, main protease inhibitor pill and plans to start human testing in 2022, and Shionogi has filed for manufacture and sales approval in Japan for its oral therapeutic drug for COVID-19, S-217622, a 3CL protease inhibitor for which Shiongoi has completed the analysis of primary endpoints in its Phase 2b part of a Phase 2/3 clinical trial. Several companies are focused on antibody treatments, including Amgen Inc. (together with Adaptive Biotechnologies Corporation), AbCellera Biologics, Inc. (together with Eli Lilly and Company), Regeneron Pharmaceuticals, Inc. and Vir Biotechnology, Inc. (together with GSK, Biogen Inc. and WuXi Biologics Ltd.). Numerous efforts are underway to develop vaccines against SARS-CoV-2, including by Altimmune, Inc., AstraZeneca PLC (together with Oxford University), BioNTech SE (together with Pfizer Inc.), GSK (together with Sanofi S.A.), Heat Biologics, Inc., Inovio Pharmaceuticals, Inc., Johnson & Johnson, Moderna, Inc., Novavax, Inc., and Vaxart, Inc.

For example, BioNTech SE (together with Pfizer Inc.), Janssen Pharmaceutical Companies of Johnson & Johnson and Moderna Inc. have each developed COVID-19 vaccines that have received FDA approval and/or authorization for emergency use and are being widely administered. In addition, on December 22, 2021, Pfizer, Inc. received an emergency use authorization from the FDA for Paxlovid, an orally administered COVID-19 protease inhibitor co-administered with ritonavir. Similarly, Merck (together with Ridgeback Bio), is developing the drug molnupiravir, an oral antiviral drug which also has been issued an emergency use authorization by the FDA on December 23, 2021.

License agreements and collaborations

License agreement with Emory University

In June 2018, we entered into the Emory License Agreement. In June 2020, we amended the Emory License Agreement (the Emory Amendment). Under the Emory License Agreement, Emory granted us a worldwide, sublicensable license under certain of its intellectual property rights to make, have made, develop, use, offer to sell, sell, import and export products containing certain compounds relating to Emory’s hepatitis B virus capsid assembly modulator technology, for all therapeutic and prophylactic uses. Such license is initially exclusive with respect to specified licensed patents owned by Emory and non-exclusive with respect to certain of Emory’s specified know-how. Beginning in June 2022, the license to such patents will become non-exclusive with respect to all fields except for the treatment and prevention of HBV; however, we may select up to six compounds which will maintain exclusivity with respect to all therapeutic and prophylactic uses. With respect to all other compounds that are enabled by the licensed patents, those which are jointly invented by Aligos and Emory or inventors in the Schinazi laboratory, or which are disclosed in a specified licensed patent, are licensed to us exclusively including as to Emory, whereas all other such compounds are licensed to us non-exclusively. We have the right to sublicense rights licensed under the Emory License Agreement, provided that the sublicense agreement must be in compliance and consistent with the terms of the Emory License Agreement.

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

Pursuant to the Emory License Agreement, we paid an upfront fee of $290,000 to Emory, reimbursed Emory for past patent expenses, and issued a convertible promissory note with a principal amount of $600,000 to Emory. In August 2018, the convertible promissory note was cancelled and converted into 64,980 shares of Series A convertible preferred stock. We paid Emory an additional $150,000 in connection with the Emory Amendment entered into in June 2020, with an additional obligation to pay up to a maximum of $35,000. On the same date, the Company entered into a collaboration agreement with Emory, with the initial research plan pertaining to the synthesis and evaluation of the compounds licensed through the additional patent rights granted in the amended license agreement. The research plan terminates one year from the effective date, with the Company having an option to extend for a second year. In connection with the research plan, the Company will provide Emory funding up to $270,000 per year.

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

The Emory License Agreement will expire upon expiration of the last-to-expire patent licensed to us thereunder. We may terminate the Emory License Agreement at any time in its entirety or with respect to specific patents for convenience by providing Emory with 90 days’ written notice and are required to terminate the Emory License Agreement if we make a final decision to cease research, development or commercialization of any licensed products. Either party may terminate the Emory License Agreement if the other party materially breaches such agreement and fails to timely cure such breach. Emory may terminate the Emory License Agreement if we fail to reach a milestone at an agreed date and fail to timely provide commercially reasonable evidence of a reasonable, good-faith business or technical justification for such failure. Upon termination of the Emory License Agreement for our material breach, we will, upon Emory’s request, grant to Emory a non-exclusive, royalty-free license to all of our rights in patents owned by, licensed or controlled by us to the extent they relate to our exercise of the licensed rights under the Emory License Agreement and include claims covering the manufacture, use or sale of any licensed products containing the licensed compounds. The Emory License Agreement will automatically terminate if we become bankrupt or insolvent or if we challenge the validity or enforceability of any patent licensed to us under the Emory License Agreement.

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

Pursuant to the Luxna Agreement, we paid Luxna an upfront license fee of $600,000 and pursuant to the Luxna Amendment, we paid Luxna an additional one-time non-refundable fee of $200,000. Additionally, we agreed to pay Luxna up to an aggregate of $55.5 million upon achievement of specified development, regulatory, and commercial milestones. During the year ended December 31, 2021, the Company recognized $500,000 related to milestone payments relating to ALG-020572. We also agreed to pay Luxna tiered royalties on worldwide annual net sales of licensed products, on a product-by-product basis, spanning a range of rates within low-single digit percentages, on a quarterly basis. With respect to each licensed product, our obligation to pay royalties will continue until the expiration of the last-to-expire licensed patent covering such licensed product in any country.

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

Agreement with Katholieke Universiteit Leuven (KU Leuven)

On June 25, 2020, we entered into a Research, Licensing and Commercialization Agreement (KU Leuven Agreement) with KU Leuven, under which we are collaborating with KU Leuven’s Rega Institute for Medical Research, as well as its Centre for Drug Design and Discovery, to research and develop potential protease inhibitors for the treatment, diagnosis or prevention of coronaviruses, including of SARS-CoV-2. Unless terminated earlier by either party in accordance with provisions in the agreement, the collaboration period will terminate at the earlier of completion of all collaboration activities or 2.5 years. In connection with the KU Leuven Agreement, KU Leuven and our Company granted each other exclusive cross-licenses to use certain know-how and existing patents of the other party as well as certain joint know-how and joint patents to carry out research and development collaboration activities during the collaboration period. KU Leuven granted to us an exclusive (including as to KU Leuven), worldwide license under certain of KU Leuven’s know-how and existing patents, and certain joint patents and joint know-how, to manufacture and commercialize the licensed products for the treatment, diagnosis or detection of viral infections in humans. KU Leuven reserved the right to use all KU Leuven knowhow, existing KU Leuven patents, joint patents and joint know-how for academic and non-commercial research and teaching purposes.

As consideration for this license, we are obligated to make payments to KU Leuven, in aggregate, totaling up to but no more than $30.0 million upon the achievement of certain commercial sales milestones. For each licensed product developed through KU Leuven and the Company’s collaborative effort, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to $32.0 million upon the achievement of certain development and regulatory milestones. The Company is also required to pay KU Leuven a low-to-mid-single digit royalty percentage, subject to certain adjustments, on net sales of applicable products, if any. Unless terminated earlier by either party, the agreement shall continue until the expiration of the last to expire royalty term, which is the later of the expiration or termination of the last valid patent claim covering the manufacture, use, sale or importation of the licensed product in a particular country or 10 years after the first commercial sale of a licensed product.

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

In January 2022, we entered into an amendment to such License and Research Collaboration Agreement, which expanded our collaboration to include a license to Merck of an early-stage program directed to a second undisclosed NASH target on which we has previously been working independently and separately from Merck. In addition, under this expanded arrangement, Merck has the right to add a third target of interest to the collaboration. This third target, if added, will be for a liver-based cardiometabolic/fibrosis target.

Under the terms of the original agreement, we received an upfront payment from Merck. Under the amendment, we will receive a payment from Merck to carry out the research program for the second undisclosed NASH target, as well as a further payment to carry out the research plan for any third target that may be later added to the collaboration. With respect to each collaboration target, we will be eligible to receive up to approximately $460 million in development and commercialization milestones as well as tiered royalties on net sales. We will be primarily responsible for designing, preparing and evaluating the oligonucleotide molecules and delivering optimized lead molecules, and Merck will be responsible for subsequent research, clinical development and commercialization efforts.

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

We have licensed patents and patent applications from various entities, including Emory, Luxna and AM Chemicals, which are further described below. As of December 31, 2021, we own 6 issued U.S. patents, 30 U.S. non-provisional patent applications, 19 U.S. provisional patent applications (excluding any non-expired U.S. provisional applications to which priority has already been claimed), 22 PCT applications and 208 foreign patent applications, including pending applications in Arab Emirates, ARIPO, Argentina, Australia, Brazil, Canada, Chile, China, Colombia, Eurasia, Egypt, European Union, Georgia, Indonesia, Israel, India, Japan, South Korea, Malaysia, Mexico, New Zealand, OAPI, Peru, Philippines, Russian Federation, Singapore, Thailand, Taiwan, Ukraine, Uzbekistan and South Africa. The projected expiration date of any patent that issues from our non-provisional U.S. and foreign applications is between 2039 to 2042, excluding any additional term from a potential patent term extension and/or patent term adjustment.

For our drug candidates, we have filed and licensed certain patent applications and we generally intend to pursue patent protection covering compositions of matter, methods of making, and methods of use. As of December 31, 2021, we own U.S. patents with claims directed to ALG-000184 and ALG-55009.

Licensed intellectual property

Emory University

We have licensed the exclusive rights to a patent estate from Emory in the CAM chemical space, consisting of one issued U.S. patent, two pending nonprovisional U.S. patent application as well as 5 issued foreign patents and 35 foreign patent applications. The issued U.S. patent has an expected expiration of March 2037, excluding any potential patent term extension or adjustment.

Luxna

We have licensed the right to a patent estate from Luxna in the oligonucleotide chemical space, consisting of 3 issued U.S. patents, 2 nonprovisional U.S. patent applications and 15 issued foreign patents and 4 foreign patent applications. We have exclusive rights to use this technology in the development of drug candidates for CHB, as well as rights to certain named targets in NASH and respiratory diseases, including coronaviruses. These U.S. patents have an expected expiration between October 2030 and February 2035, excluding any potential patent term extension or adjustment.

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

Drug candidate intellectual property

Hepatitis B—ALG‑000184 and additional potential drug candidates

We own a patent family that includes 1 issued U.S. patent and 30 applications pending across multiple jurisdictions (including the United States), and have claims directed to composition of matter, including ALG‑000184 (our lead CAM molecule), pharmaceutical composition and method of use claims. This patent family also includes claims directed to combination treatment with our lead molecule with other modes of action drugs and drug candidates directed against CHB. U.S. Patent 11,191,747 is projected to expire in April 2040, excluding any potential patent term extension or adjustment.

Hepatitis B—ALG‑020572 and additional potential drug candidates

We own a patent family that includes 30 patent applications pending across multiple jurisdictions (including the United States), and have claims to compositions of matter, including ALG‑020572, our lead ASO candidate, and methods of use. This patent family also discloses combination therapies with our lead molecule. Any patent that issues from such non-provisional applications in this patent family is projected to expire in May 2040, excluding any potential patent term extension or patent term adjustment.

Hepatitis B—ALG‑125755 and additional potential drug candidates

We own a patent family that includes 3 patent applications pending across multiple jurisdictions (including the United States), and have claims to compositions of matter, including ALG‑125755, our lead siRNA candidate, and methods of use. This patent family will also disclose combination therapies with our lead molecule. Any patent that issues from such non-provisional applications in this patent family is projected to expire in March 2041, excluding additional term from a potential patent term extension and/or patent term adjustment.

NASH—ALG‑055009 and additional potential drug candidates

We own a patent family that includes 1 issued U.S. patent and 30 applications across multiple jurisdictions, and have claims to compositions of matter, including ALG‑055009, our lead drug candidate for the treatment of NASH, and methods of use. This patent family also discloses combination therapies with our lead molecule. US 11091467 is our issued US patent, and it is projected to expire in May 2040, excluding any potential patent term extension or patent term adjustment.

Discovery pipeline intellectual property

Hepatitis B

We own multiple families of applications that include claims to compositions of matter, pharmaceutical compositions and methods of use for the treatment of CHB with our additional drug candidates. This includes 2 U.S. patents, 8 U.S. non-provisional patent applications, 7 U.S. provisional patent applications, 6 PCT patent applications and 32 foreign patent applications in the small molecule space and 6 U.S. non-provisional patent applications, 6 PCT patent applications and 6 foreign patent applications in the oligonucleotide space. These patent families also disclose combination therapies with our drug candidates and other compounds for treating CHB. Any patent that issues from a non-provisional application in one of these patent families is projected to expire in 2040 to 2042, excluding any potential patent term extension or patent term adjustment.

NASH

We have filed 4 U.S. non-provisional patent application, 5 PCT patent applications, 1 U.S. provisional application and 3 foreign patent applications that include claims to compositions of matter and methods of use with our additional drug candidates for the treatment of NASH. These U.S. provisional applications also disclose combination therapies with our drug candidates and other compounds for treating NASH. Any patent that issues from a non-provisional application claiming in one of these patent families is projected to expire in 2042, excluding any potential patent term extension or patent term adjustment.

Coronaviruses

We have filed 3 U.S. nonprovisional patent applications, 9 U.S. provisional patent applications. 3 PCT patent applications and 2 foreign applications that include claims to compositions of matter, pharmaceutical compositions and methods of use for treating coronaviruses. This includes multiple applications covering both small molecule and oligonucleotide approaches. Some of these applications are co-owned by Aligos and a collaborator. These patent families also include disclosure relating to combination therapy strategies for treating coronaviruses. Any patent that issues from a non-provisional patent application in one of these patent families is projected to expire in 2041 to 2042, excluding any potential patent term extension or patent term adjustment.

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

Trademarks

Our trademark portfolio contains several trademark applications and registrations, including U.S. and foreign, as of December 31, 2021. The trademark portfolio includes the mark ALIGOS which is registered in the United States, Australia, the European Union, Great Britain and Japan, and is pending in China.

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

Other U.S. healthcare laws and compliance requirements

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. In the

United States, such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, price reporting, and transparency laws and regulations regarding drug pricing and payments and other transfers of value made to physicians and other healthcare providers. Violation of any of such laws or any other governmental regulations that apply may result in significant penalties, including, without limitation, administrative civil and criminal penalties, damages, disgorgement fines, additional reporting requirements and oversight obligations, contractual damages, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and imprisonment.

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

Healthcare reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services, implementing reductions in Medicare and other healthcare funding and applying new payment methodologies. For example, in March 2010, the Affordable Care Act, or ACA was enacted, which affected existing government healthcare programs and resulted in the development of new programs.

Among the ACA’s provisions of importance to the pharmaceutical industry, in addition to those otherwise described above, are the following:

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. By way of example, California recently enacted the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020, and creates certain individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal information of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. Further, the California Privacy Rights Act (CPRA) recently passed in California, which will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data privacy agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial conditions.

We also are or will become subject to privacy laws in the jurisdictions in which we sell or market our products or run clinical trials. For example, in the EU we are subject to the EU General Data Protection Regulation (GDPR) in relation to our collection, control, processing, and other use of personal data (i.e. data relating to an identifiable living individual). We process personal data in relation to participants in our clinical trials in the European Economic Area (EEA), including the health and medical data of these participants. The GDPR is directly applicable in each EU and EEA Member State, however, it provides that EU and EEA Member States may introduce further conditions, including limitations which could limit our ability to collect, use and share personal data (including health and medical information), or could cause our compliance costs to increase, ultimately having an adverse impact on our business. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and implement policies as part of its mandated privacy governance framework. It also requires data controllers to be transparent and disclose to data subjects (in a concise, intelligible and easily accessible form) how their personal information is to be used, imposes limitations on retention of personal data; defines pseudonymized (i.e., key-coded) data; introduces mandatory data breach notification requirements; and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. We are also subject to EEA rules with respect to cross-border transfers of personal data out of the EEA. Recent legal developments in the EU have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States. On July 16, 2020, the Court of Justice of the European Union (CJEU) invalidated the EU-US Privacy Shield Framework (the Privacy Shield) under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme and imposed further restrictions on the use of standard contractual clauses (SCCs).The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK; the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we operate and the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

We are subject to the supervision of local data protection authorities in those EU jurisdictions where we are subject to the GDPR, and we maintain an office in Belgium, which has its own set of stringent privacy and data protection laws and regulations. Fines for certain breaches of the GDPR are significant: up to the greater of €20 million or 4% of total global annual turnover. Further, from January 1, 2021, companies have to comply with the GDPR and also the United Kingdom GDPR (UK GDPR), which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision. In addition to the foregoing, a breach of the GDPR or other applicable privacy and data protection laws and regulations could result in regulatory investigations, reputational damage, orders to cease / change our use of data, enforcement notices, or potential civil claims including class action type litigation.

Employees and human capital resources

As of December 31, 2021, we had 93 full-time employees, including 75 employees engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Since inception, we have incurred significant net losses. Our net losses were $128.3 million for the year ended December 31, 2021, $108.5 million for the year ended December 31, 2020 and $52.3 million for the year ended December 31, 2019. As of December 31, 2021, we had a total stockholders’ equity of $184.7 million. We have funded our operations to date primarily with proceeds from the sale of common stock, preferred stock and convertible notes. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our drug candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Our operations have consumed substantial amounts of cash since our inception. Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our initial nonclinical and clinical drug candidates. Nonclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of December 31, 2021, we had cash, cash equivalents and investments of $205.8 million. In October 2020, we issued an aggregate of 3,569,630 shares of our Series B-2 redeemable convertible preferred stock in the second tranche of our Series B convertible preferred stock financing for aggregate proceeds to us of $40.0 million. In addition, we have received net proceeds of $151.4 million from the sale of an aggregate of 11,150,000 shares of our common stock on October 20, 2020 and on November 5, 2020 as part of our IPO, and net proceeds of $77.7 million from the sale of 4,400,000 shares of our common stock on July 6, 2021 as part of a follow-on offering. We expect to continue to spend substantial amounts to continue the nonclinical and clinical development of our current and future programs. If we are able to gain marketing approval for drug candidates that we develop, we will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate we develop.

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

Our business could be materially adversely affected by the effects of health pandemics or epidemics, including the current outbreak of COVID-19, which the World Health Organization declared a global pandemic and which has prompted severe lifestyle and commercial restrictions aimed at reducing the spread of the disease. In March 2020, the San Francisco Bay Area counties issued a joint shelter-in-place order, which was subsequently followed by a California state-wide shelter order, and other state and local governments implemented similar orders which, among other things, directed individuals to shelter at their places of residence, directed businesses and governmental agencies to cease non-essential operations at physical locations, prohibited certain non-essential gatherings, and ordered cessation of non-essential travel. As a result of these developments, we implemented work-from-home policies for most of our employees. Since the availability of COVID-19 vaccines, almost all of our U.S. employees have been fully vaccinated and as a result, we are allowing such employees to return to work at our U.S. facility. However, as the global COVID-19 pandemic and orders and guidance from state and local governments continue to evolve, we may need to reverse course and again implement work-from-home policies as necessary. For example, given the Omicron variant of COVID-19, we again implemented work-from-home policies for our employees in January 2022. While we have allowed our employees to return to work at our U.S. facility as of March 2022, we continue to monitor the COVID-19 situation and may once again reverse course as necessary. Government-imposed quarantines and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions, the potential impact of changing government orders in response to upticks in COVID-19 cases and other limitations on our ability to conduct our business in the ordinary course. Although we do not anticipate any impacts to our clinical programs, these and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition in the future.

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

Our clinical development efforts across our drug candidates are in an early stage. We have initiated clinical trials for our most advanced drug candidates in many countries ALG-000184 in New Zealand, Hong Kong, the United Kingdom, South Korea, China and Moldova and ALG-020572 in New Zealand. Our other programs are in the discovery or nonclinical development stage. We have invested substantially all of our efforts and financial resources in the identification of targets and nonclinical development of therapeutics to address hepatological indications and viral diseases. However, the biology of these indications and diseases is complex and not completely understood, and our current and future drug candidates may never achieve expected or functional levels of efficacy or achieve an acceptable safety profile. For example, our CHB portfolio previously included our STOPSTM drug candidate, ALG-010133, one of our proprietary s-antigen transport-inhibiting oligonucleotide polymers that was in a Phase 1b dose range finding trial (NCT04485663) evaluating subjects with CHB. However, in January 2022, we announced we halted further development of ALG-010133 based on data from such trial indicating insufficient antiviral activity to warrant further development of such drug candidate. Our use of clinically validated targets to pursue treatments of these indications and diseases does not guarantee efficacy or safety or necessarily reduce the risk that our current or future drug candidates will not achieve expected or functional levels of efficacy or achieve an acceptable safety profile.

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

As an organization, we have not yet completed any clinical trials for any of our drug candidates. Each of our lead drug candidates ALG-000184 and ALG‑020572 are currently being evaluated in Phase 1 clinical trials in many countries ALG-000184 in New Zealand, Hong Kong, the United Kingdom, South Korea, China and Moldova, and

ALG-020572 in New Zealand. As a company, we have limited experience in preparing, submitting and prosecuting regulatory filings. Specifically, we have not previously submitted a new drug application (NDA) to the FDA or similar approval filings to a comparable foreign regulatory authority for any drug candidate. An NDA or other relevant regulatory filing must include extensive nonclinical and clinical data and supporting information to establish that the drug candidate is safe and effective for each desired indication. The NDA or other comparable regulatory filing must also include significant information regarding the chemistry, manufacturing and controls for the product. We have had limited interactions with the FDA and cannot be certain how many clinical trials of any of our drug candidates will be required or whether the FDA will agree with the design or implementation of our clinical trials. In addition, we cannot be certain that our current or future drug candidates will be successful in clinical trials such that the information contained in an NDA or comparable regulatory filing would support approval, and thus we cannot guarantee that any of our drug candidates will receive regulatory approval. Further, even if our current or future drug candidates are successful in clinical trials, such candidates may not receive regulatory approval. If we do not receive regulatory approvals for current or future drug candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approval to market a drug candidate, our revenue will depend, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights, as well as the availability of competitive products, third-party reimbursement and adoption by physicians.

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

In order to obtain approval from the FDA and other major regulatory agencies in non-U.S. countries to market a new drug candidate, we must demonstrate proof of safety and efficacy in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a drug candidate, we must complete extensive nonclinical studies that support our planned INDs or CTAs in the United States and other countries. At this time, we have two drug candidates (ALG-000184 and ALG‑020572) being evaluated in Phase 1 clinical trials in many countries ALG-000184 in New Zealand, Hong Kong, the United Kingdom, South Korea, China and Moldova, and ALG-020572 in New Zealand. The rest of our programs are in nonclinical research or earlier stages of development, including our other chronic hepatitis B (CHB) drug candidates, our nonalcoholic steatohepatitis (NASH) drug candidate and our coronavirus drug candidates. We cannot be certain of the timely completion or outcome of our nonclinical studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our nonclinical studies will ultimately support further development of our programs. In addition, the FDA may decline to accept the data we obtain from foreign clinical studies in support of an IND or NDA in the United States, which may require us to repeat or conduct additional nonclinical studies or clinical trials that we did not anticipate in the United States. As a result, we cannot be sure that we will be able to submit INDs in the United States, or CTAs or similar applications in other jurisdictions, on the timelines we expect, if at all, and we cannot be sure that submission of INDs, CTAs or similar applications will result in the FDA or other regulatory authorities allowing additional clinical trials to begin.

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

To obtain the requisite regulatory approvals to commercialize any of our drug candidates, we must demonstrate through extensive nonclinical studies and clinical trials that our products are safe and effective in humans. Clinical trials are expensive and can take many years to complete, and their outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful. For example, in January 2022, we halted further development of ALG-010133. This decision was based on emerging data from the Phase 1 Study ALG-010133-101~~,~~that indicated that at the projected efficacious dose (400 mg, estimated to achieve liver exposures >3 x EC90 for HBsAg inhibition) there was no meaningful HBsAg reduction. Furthermore, higher doses levels (maximum feasible dose is 600 mg) that were planned to be evaluated in a subsequent cohort were very unlikely to reach the 1 log10 IU/mL HBsAg reduction level that we had previously defined as necessary to advance the program.

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

Further, we are currently conducting clinical trials of ALG-000184 and ALG-020572 in many countries, ALG-000184 in New Zealand, Hong Kong, the United Kingdom, South Korea, China and Moldova and ALG-020572 in New Zealand. We may also in the future conduct clinical trials for these and other drug candidates in other countries and territories which presents additional risks that may delay completion of our clinical trials. These risks include the possibility that we could be required to conduct additional nonclinical studies before initiating any clinical trials, may be unable to enroll and retain patients as a result of differences in healthcare services, research guidelines or cultural customs, or may face additional administrative burdens associated with comparable foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

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

Specifically, the clinical trial sites for our current drug trials, including for ALG-000184 and ALG‑020572 and future planned trials may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward COVID-19 efforts, travel or quarantine restrictions imposed by national, federal, state or local governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. Some of our third-party manufacturers we use for the supply of materials for drug candidates or other materials necessary to manufacture product to conduct clinical trials are located in countries affected by COVID-19, and, should they experience disruptions such as temporary closures or suspension of services, we would likely experience delays in advancing these trials.

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

We are also committing significant financial resources and personnel to the development of potential therapies for COVID-19, which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of COVID-19 as a global health concern. COVID-19 may be substantially eradicated prior to our development of a successful therapy or a vaccine may be developed that is highly efficacious and widely adopted, reducing or eliminating the need for therapies to treat the disease. For instance, the Pfizer/BioNTech BNT162b2, the adenovirus type 26 (Ad26) vaccine by Janssen Pharmaceutical Companies of Johnson & Johnson, and Moderna mRNA-1273 COVID-19 vaccines have been approved and/or authorized for emergency use and are in the process of being widely being administered in various countries throughout the world which could adversely impact the need for our potential COVID-19 therapies. Further, while we hope to develop potential therapies that are effective against other or future coronaviruses, in addition to SARS-CoV-2, we cannot be certain this will be the case. If our potential therapies are not effective against other or future coronaviruses, the value and/or sales potential of our therapies will be reduced or eliminated. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our potential therapies, if developed, may not be partially or fully effective, and may ultimately prove unsuccessful or unprofitable. Furthermore, there are no assurances that our therapy will be approved for inclusion in government stockpile programs, which may be material to the commercial success of any approved coronavirus-related drug candidate, either in the United States or abroad.

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

In addition, another party may be successful in producing a more efficacious therapy for COVID-19 or a therapy with a more convenient or preferred route of administration or in producing a therapy in a more timely manner, which may lead to the diversion of funding away from us and toward other companies or lead to decreased demand for our potential therapies. For instance, on December 22, 2021, Pfizer, Inc. received an emergency use authorization from the FDA for Paxlovid, an orally administered COVID-19 protease inhibitor. Similarly, Merck (together with Ridgeback Bio), is developing the drug Molnupiravir, an oral antiviral drug which similarly has been issued an emergency use authorization by the FDA on December 23, 2021. Also, Enanta Pharmaceuticals recently announced nomination of clinical candidate EDP-235 which is its lead oral protease inhibitor specifically designed for the treatment of COVID-19 and which is planned to enter the clinic early 2022. Additionally, Pardes Biosciences protease inhibitor, PBI-0451, is currently in Phase 1 clinical study with top-line results expected to be reported in the first quarter of 2022 and where early results showing potential for an unboosted oral regimen against COVID-19. Furthermore, Novartis is working on a once a day, pan-coronavirus, main protease inhibitor pill and plans to start human testing in 2022, and Shionogi has filed for manufacture and sales approval in Japan for its oral therapeutic drug for COVID-19, S-217622, a 3CL protease inhibitor for which Shiongoi has completed the analysis of primary endpoints in its Phase 2b part of a Phase 2/3 clinical trial. Faced with such competitor efforts, the value and/or market potential of our COVID-19 protease inhibitor program which is further behind in terms of development process may be adversely impacted. Further, other therapies that are more affordable than our potential therapies may be used to treat COVID-19, including existing generic drugs, which could also hurt the funding of and demand for our potential therapies. In addition to BioNTech SE (together with Pfizer Inc.), Moderna, Inc. and Janssen Pharmaceutical Companies of Johnson & Johnson, there are efforts by several other public and private entities to develop a therapy or vaccine for COVID-19, including Alexion Pharmaceuticals Inc., Atea Pharmaceuticals, Inc. (together with Roche), Incyte Corporation, Sanofi S.A., Regeneron Pharmaceuticals, Inc., Amgen Inc. (together with Adaptive Biotechnologies Corporation), AbCellera Biologics, Inc. (together with Eli Lilly and Company), Vir Biotechnology, Inc. (together with Alnylam Pharmaceuticals, GSK, Biogen Inc. and WuXi Biologics Ltd.), Altimmune, Inc., AstraZeneca PLC (together with Oxford University), GlaxoSmithKline (GSK) (together with Sanofi S.A.), Heat Biologics, Inc., Inovio Pharmaceuticals, Inc., Novavax, Inc., Regeneron Pharmaceuticals Inc., Synairgen plc, Takeda Pharmaceutical Company Limited, and Vaxart, Inc., many of which are further along in the development process than we are. These other entities may be more successful at developing, manufacturing or commercializing a therapy for COVID-19, especially given that several of these other organizations are much larger than we are and have access to larger pools of capital, including U.S. government funding, and broader manufacturing infrastructure. The success or failure of other entities, or perceived success or failure, may adversely impact our ability to obtain any future funding for our development and manufacturing efforts or to ultimately commercialize a therapy for COVID-19, if approved.

The regulatory pathways for our drug candidates targeting SARS-CoV-2, the virus that causes COVID-19, are continually evolving, and may result in unexpected or unforeseen challenges.

Our drug candidates targeting SARS-CoV-2, the virus that causes COVID-19, are in the early discovery stages. The speed at which companies and institutions are acting to create and test many therapeutics and vaccines for COVID-19 is unusually rapid and evolving or changing plans or priorities within the FDA, including changes based on new knowledge of COVID-19 and how the disease affects the human body, may significantly affect the regulatory timelines for our COVID-19 drug candidates. Results from our continued development and planned clinical trials may raise new questions and require us to redesign proposed nonclinical studies and clinical trials, including revising proposed endpoints or adding new clinical trial sites or cohorts of subjects, with minimal lead time.

The FDA has the authority to grant an EUA to allow unapproved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when, based on the totality of scientific evidence, there is evidence of effectiveness of the medical product, and there are no adequate, approved, and available alternatives. For instance, the FDA had granted an EUA for each of the COVID-19 vaccines developed by Pfizer/BioNTech, Moderna and Janssen Pharmaceutical Companies of Johnson & Johnson. In addition, on December 22, 2021, Pfizer, Inc. received an emergency use authorization from the FDA for Paxlovid, an orally administered COVID-19 protease inhibitor. Similarly, Merck (together with Ridgeback Bio), is developing the drug Molnupiravir, an oral antiviral drug which similarly has been issued an emergency use authorization by the FDA on December 23, 2021. Depending on the outcomes of our planned nonclinical and initial clinical testing for our proposed COVID-19 therapies, we may seek an EUA for one or more of our drug candidates for use in the ongoing public health emergency, which would permit us to commercialize a drug candidate prior to FDA approval of an NDA. However, commercialization under an EUA is permitted only during the underlying public health emergency (as declared by the Secretary of the Department of Health and Human Services), meaning that once the emergency declaration is terminated, we would be required to obtain NDA approval to continue marketing the product. Furthermore, the FDA may revoke an EUA based on a determination that the product no longer satisfies the criteria for issuance of an EUA—for example, if there is no longer evidence of effectiveness of the product or there are other adequate, approved alternatives. Accordingly, we cannot predict how long, if at all, an EUA for any of our drug candidates may remain in place. Any termination or revocation of an EUA (if any) for one of our drug candidates could adversely impact our business in a variety of ways, including if one of our COVID-19 drug candidates is not yet approved by the FDA and if we and our manufacturing partners have invested in the supply chain to provide one of our COVID-19 drug candidates under an EUA.

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

From time to time, we may disclose interim data from our clinical trials, including the preliminary data with respect to our CAM candidate, ALG-000184 and our ASO candidate ALG‑020572. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more data on existing patients become available. Adverse differences between interim data and final data could significantly harm our business, financial condition, results of operations and prospects. From time to time, we may also publicly disclose preliminary or “topline” data from our clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same clinical trials, or different conclusions or considerations may qualify such topline results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.

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

As drug candidates proceed from nonclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered to optimize results. However, any change could entail additional cost and risks potential delay if the reformulated or otherwise altered drug candidate performs different than expected or intended, which could require modification to the nonclinical or clinical program. Such changes may also require additional testing, including bridging or comparability testing to demonstrate the validity of clinical data obtained in clinical trials following manufacturing changes, FDA notification or FDA approval.

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

Any marketing approvals that we receive for any current or future drug candidate may be subject to limitations on the approved indicated uses for which the product may be marketed or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the drug candidate. The FDA may also require a REMS as a condition of approval of any drug candidate, which could include requirements for a Medication Guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk-minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves a drug candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import and export and record keeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration, as well as continued compliance with current Good Manufacturing Practice, or cGMP, and Good Clinical Practice, or GCP, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with any approved candidate, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. For example, we are conducting our initial clinical trials for ALG-000184 and ALG-020572 in many countries, ALG-000184 in New Zealand, Hong Kong, the United Kingdom, South Korea, China and Moldova and ALG-020572 in New Zealand, and plan to conduct additional clinical trials in several other countries and territories within the Asia Pacific and/or Europe and our conduct of the trials must satisfy specific requirements in order for the FDA to accept the data in support of an IND or NDA in the United States. Further, any regulatory approval for our drug candidates may be withdrawn. If we fail to comply with the applicable regulatory requirements, our target market will be reduced and our ability to realize the full market potential of our drug candidates will be harmed and our business, financial condition, results of operations and prospects could be harmed.

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

Relatedly, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission-critical inspections to resumption of all regulatory activities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to events such as the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impair the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

There are a number of companies developing or marketing treatments for CHB, including Roche Holding AG (Roche), Gilead, Bristol-Myers Squibb Company, Arbutus Biopharma Corporation, Dicerna Pharmaceuticals, Inc. (together with Roche), Ionis Pharmaceuticals, Inc. (together with GSK), Arrowhead Pharmaceuticals, Inc. (together with Janssen Pharmaceuticals Company (Janssen)), Vir Biotechnology, Inc. (together with Alnylam Pharmaceuticals, Inc.), Johnson & Johnson, Assembly Biosciences Inc., Enanta Pharmaceuticals, Altimmune, Inc., GSK, Janssen, Transgene SA, Dynavax Technologies, Inc., Merck and Replicor, Inc. There are also companies developing or marketing treatments or vaccines for COVID-19, including Soliris by Alexion Pharmaceuticals Inc., Atea Pharmaceuticals, Inc. (together with Roche), Jakafi by Incyte Corporation, Kevzara by Sanofi S.A./Regeneron Pharmaceuticals, Inc., Amgen Inc. (together with Adaptive Biotechnologies Corporation), AbCellera Biologics, Inc. (together with Eli Lilly and Company), Vir Biotechnology, Inc. (together with GSK, Biogen Inc. and WuXi Biologics Ltd.), Altimmune, Inc., AstraZeneca PLC (together with Oxford University), BioNTech SE (together with Pfizer Inc.), GlaxoSmithKline plc (GSK) (together with Sanofi S.A.), Heat Biologics, Inc., Inovio Pharmaceuticals, Inc., Johnson & Johnson, Moderna, Inc., Novavax, Inc., Regeneron Pharmaceuticals Inc., Vaxart, Inc., Enanta Pharmaceuticals, Novartis and Shionogi & Co., Ltd. For example, BioNTech SE (together with Pfizer Inc.), Janssen Pharmaceutical Companies of Johnson & Johnson and Moderna Inc. have developed COVID-19 vaccines that have received authorization for emergency use and/or regulatory approval are being widely administered. In addition, on December 22, 2021, Pfizer, Inc. received an emergency use authorization from the FDA for Paxlovid, an orally administered COVID-19 protease inhibitor. Similarly, Merck (together with Ridgeback Bio) is developing the drug Molnupiravir, an oral antiviral drug which similarly has been issued an emergency use authorization by the FDA on December 23, 2021.The availability of such COVID-19 vaccines and each of Pfizer’s and Merck’s oral COVID-19 drug may reduce or eliminate the need for our potential COVID therapies to treat the disease and therefore negatively impact the commercial opportunity therefor.

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

Additionally, because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or drug candidates or for indications that later prove to have greater commercial potential. For example, we are currently focused on the development of our current drug candidates for hepatological indications. In addition, we are pursuing other drug candidates for viral diseases. However, the advancement of these drug candidates may ultimately prove to be unsuccessful or less successful than another program in our pipeline that we might have chosen to pursue on a less aggressive basis. However, due to the significant resources required for the development of our drug candidates, we must focus on specific diseases and disease pathways and decide which drug candidates to pursue and the amount of resources to allocate to each. Our near-term objective is to demonstrate favorable risk/benefit profiles through Phase 1 clinical trials of our drug candidates ALG-000184 and ALG-020572. Our estimates regarding the potential market for our drug candidates could be inaccurate and our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular drug candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, any potential decision to delay or terminate development of a drug candidate or program may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. Further, if we do not accurately evaluate the commercial potential for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate. Alternatively, we may allocate internal resources to a drug candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, re-examining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration will impact our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.

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

In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), which govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information provided to us by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Many states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. Further, we may also be subject to other state laws governing the privacy, processing and protection of personal information. For example, the California Consumer Privacy Act of 2018 (CCPA) went into effect on January 1, 2020. The CCPA, among other things, creates individual privacy rights for California consumers, such as the right to access and delete their personal information, opt-out of certain sales of personal information and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase the frequency of data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the California Privacy Rights Act (CPRA) recently passed in California, which significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

Further, from January 1, 2021, we have to comply with the GDPR and also the United Kingdom GDPR (UK GDPR), which, together, with the amended Data Protection Act 2018, retains the GDPR in UK national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term.The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision.

The GDPR further prohibits, without an appropriate legal basis, the transfer of personal data to countries outside of the EEA, such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States. For example, in July 2020, the Court of Justice of the EU (CJEU) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (SCCs). The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK; the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

We do not have the ability to independently conduct certain nonclinical studies and clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs, to conduct or otherwise support certain nonclinical studies and clinical trials for our drug candidates, including ALG‑000184 and ALG-020572, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our nonclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our nonclinical studies or clinical trials, we could be subject to untitled and warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

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
•
the Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (including physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants and certified nurse-midwives) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
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

We are aware of certain third-party issued patents and pending patent applications, including those of our competitors, that, if issued with their current claim scope, may be construed to cover our drug candidates, including ALG‑055009 and ALG‑125755. In the event that any of these patents were asserted against us, we believe that we would have defenses against any such action, including that such patents are not valid. However, if any such patents were to be asserted against us and our defenses to such assertion were unsuccessful and alternative technology was not available or technologically or commercially practical, unless we obtain a license to such patents, we could be liable for damages, which could be significant and include treble damages and attorneys’ fees if we are found to willfully infringe such patents, and we could be precluded from commercializing any drug candidates that were ultimately held to infringe such patents.

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

As of December 31, 2021, we had 93 full-time employees, including 75 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our corporate headquarters and other facilities are located in the San Francisco Bay Area, which in the past has experienced both severe earthquakes and wildfires. We are also conducting our initial clinical trials for ALG‑000184 and ALG-020572 in New Zealand, an area also known for earthquakes. We do not carry earthquake insurance, and as such we would have to pay the full amount of any resultant liability out of pocket, which could significantly impair our financial condition. In addition, earthquakes, wildfires or other natural disasters could severely disrupt our operations. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our enterprise financial systems or manufacturing resource planning and enterprise quality systems, that delayed our clinical trials, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business, results of operations, financial condition and prospects. Furthermore, integral parties in our supply chain are similarly vulnerable to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our business.

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

As of December 31, 2021, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 43.2% of our outstanding common stock (assuming all shares of non-voting common stock are converted into voting common stock in accordance with the terms of our amended and restated certificate of incorporation). As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

The dual class structure of our common stock may limit an investor’s ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Consequently, the exercise by holders of our non-voting common stock of their option to make this conversion will have the effect of increasing the relative voting power of such holders, and correspondingly decreasing the voting power of the holders of our common stock, which may limit an investor’s ability to influence corporate matters. As of December 31, 2021, we had 3,092,338 shares of non-voting common stock outstanding. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Exchange Act of 1934, as amended

(the Exchange Act), and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline.

As of December 31, 2021 approximately 9,133,012 shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

In addition, the holders of approximately 42.7 million of our total common stock and non-voting common stock are entitled to rights with respect to the registration of their shares under the Securities Act described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss (NOL) carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We performed an IRC Section 382 analysis in 2021 and determined there was an ownership change that resulted in Section 382 limitations. The ownership change limited our ability to utilize net operating losses against future taxable income but will not result in the expiration of any NOLs. We may have experienced additional ownership changes in the past and may in the future experience ownership changes as a result of changes in our stock ownership (some of which are not in our control). In addition, under current tax law, federal NOL carryforwards generated in periods after December 31, 2017, may be carried forward indefinitely but, in taxable years beginning after December 31, 2020, may only be used to offset 80% of our taxable income. For these reasons, our ability to utilize our NOL carryforwards and other tax attributes to reduce future tax liabilities may be limited.

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

Pursuant to Section 404 of Sarbanes-Oxley, our management will be required to report upon the effectiveness of our internal control over financial reporting beginning with this annual report, for our fiscal year ended December 31, 2021. When we lose our status as an “emerging growth company,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff, all of which will entail additional expense.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the 2008 global financial crisis caused extreme volatility and disruptions in the capital and credit markets. In addition, Russia began a full-scale invasion of Ukraine in February 2022 which is the largest conventional military attack in Europe since World II and has triggered unprecedented sanctions against Russia. While the situation remains highly fluid and the outlook of such war in Ukraine is subject to extraordinary uncertainty, the ongoing war and associated sanctions will likely have a severe impact on the global economy. A severe or prolonged economic downturn, such as the 2008 global financial crisis, and one that could be caused by the war in Ukraine, could result in a variety of risks to our business, including, weakened demand for any drug candidates we may develop and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or disruptions in the supply chain generally could also strain our suppliers, possibly resulting in supply disruption. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers or other partners may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the EU and ratified a trade and cooperation agreement (TCA) governing its future relationship with the EU, including ensuring tariff-free trade for certain goods and services. Since the regulatory framework for pharmaceutical products in the United Kingdom relating to quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit will materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. Longer term, the United Kingdom is likely to develop its own legislation that diverges from that in the EU.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in South San Francisco, California, where we lease and occupy space in two separate buildings. The total amount of space leased across both building equals approximately 51,000 square feet of office and laboratory space. The current term of our two South San Francisco leases expire on March 2027 and July 2027, with options to extend the terms through March 2035 and July 2032, respectively.

We also have an office in Leuven, Belgium, where we lease and occupy approximately 8,100 square feet of office and laboratory space. The current term of our Leuven, Belgium lease expires in August 2023, with an option to extend the term through August 2028.

We lease all of our facilities and do not own any real property. We believe our existing facilities are sufficient for our needs for the foreseeable future. To meet the future needs of our business, we may lease additional or alternate space, and we believe suitable additional or alternative space will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of December 31, 2021, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on The Nasdaq Global Select Market under the symbol “ALGS” since October 20, 2020. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of March 4, 2022, there were 46 holders of record of our common stock, which consist of 44 holders of record of our voting common stock and 2 holders of record of our non-voting common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Recent Sales of Unregistered Securities

None.

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

Item 6. [Reserved].

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel therapeutics to address unmet medical needs in viral and liver diseases. We utilize our proprietary oligonucleotide and small molecule platforms to develop pharmacologically optimized drug candidates for use in combination regimens designed to achieve improved treatment outcomes. Our lead effort is to develop a functional cure for Chronic Hepatitis B (CHB), which often results in life-threatening conditions such as cirrhosis, end-stage liver disease (ESLD) and the most common form of liver cancer, hepatocellular carcinoma (HCC). The most widely used treatment for CHB, nucleos(t)ide analogs, suppresses viral replication but only achieves low rates of functional cure and often requires long-term administration. To address this issue, we have developed a portfolio of differentiated drug candidates for CHB, including a small molecule Capsid Assembly Modulator (CAM) and oligonucleotides (Antisense Oligonucleotides (ASO) and Small Interfering Ribonucleic Acids (siRNA)), each of which is designed against clinically validated targets in the Hepatitis B Virus (HBV) life cycle. We are also exploring approaches towards boosting immune response with the use of small molecule antagonists of the PD1/PD-L1 interaction. We believe that combination regimens utilizing our portfolio of CHB drug candidates may lead to higher rates of functional cure.

Initial Phase 1a studies in healthy volunteers (HVs) for our CAM and ASO drug candidates have been completed and Phase 1b dose range studies evaluating the safety, pharmacokinetics and antiviral activity of these drugs in CHB patients are ongoing. For the CAM drug candidate, ALG-000184, preliminary data as of January 28, 2022, in both HVs and CHB subjects indicate the drug has a predictable, dose proportional pharmacokinetic (PK) profile and was well tolerated after up to 28 days of oral daily dosing. Specifically, one unrelated serious adverse event (SAE) (hospitalization for management of pre-existing back pain) and no treatment emergent adverse events (TEAEs) leading to discontinuation have been reported and no concerning TEAEs, laboratory abnormalities, or other safety assessments have been identified by the study’s safety committee. Preliminary antiviral activity data through completion of dosing (i.e., 28 days) are available in cohorts of Hepatitis B E-antigen (HBeAg) negative subjects (100 mg (Cohort 1) and 50 mg (Cohort 2)) and HBeAg positive subjects (100 mg (Cohort 4)). ALG-000184 was observed to have similar levels of activity at 50-100 mg doses in Cohorts 1-2, where both doses achieved HBV DNA and HBV RNA reductions of approximately 3-4 log10 IU/mL and approximately 1.5-2 log10 copies/mL, respectively. In both of these cohorts, HBV DNA and HBV RNA levels fell below the lower limit of quantitation (LLOQ) in ≥75% and 100% of subjects, respectively. In Cohort 4 (HBeAg positive subjects receiving 100 mg ALG-000184), HBV DNA and HBV RNA declined by >4 log10 IU/mL and >3 log10 copies/mL, respectively, with no plateauing of the antiviral effect throughout dosing. Enrollment in Cohorts 3 (10 mg for 28 days in HBeAg negative CHB) and 5 (300 mg for 28 days in HBeAg positive CHB) is ongoing with topline data planned to be presented at a scientific conference in mid-2022. In order to understand the effects of longer-term dosing with ALG-000184 on viral markers (e.g., HBV DNA, HBV RNA, HBsAg, and HBeAg) as well as safety, the Phase 1 protocol has been amended to add Part 4, which is planned to dose HBeAg positive subjects for 12 weeks at the 100 mg and 300 mg dose levels in combination with a nucleos(t)ide analog. Dosing in Part 4 is expected to be completed during the fourth quarter of 2022.

For the ASO drug candidate, ALG-020572, dosing in HVs is complete. After reviewing preliminary data through Cohort 4 (480 mg given subcutaneously (SC)), the highest dose evaluated, the study’s safety committee identified no concerning findings. Based on the drug’s acceptable safety and PK profile to date, dosing in Part 2, which is evaluating multiple SC doses (7 doses given over 29 days) in CHB patients, was initiated at the 210 mg dose level. Enrollment in the first cohort of CHB subjects is complete. Preliminary data, including antiviral activity, through multiple cohorts in Part 2 are anticipated to be shared at a scientific conference in the fourth quarter of 2022.

Our preclinical activities to advance our siRNA targeted against HBV are ongoing, with the clinical trial application (CTA) filing for ALG-125755 on-track for the first half of 2022 and dosing in HVs set to begin in the third quarter of 2022.

If our CHB drug candidates are advanced from Phase 1 into Phase 2 development, we plan in 2023 to initiate a Phase 2 platform study to evaluate the safety and efficacy of various combinations of our CAM, ASO, and siRNA drug candidates with or without additional drugs with alternative mechanisms of action.

Finally, note that our CHB portfolio previously included the drug candidate, ALG-010133, one of our proprietary S-antigen Transport-inhibiting Oligonucleotide Polymers (STOPSTM) drug candidates that was in a Phase 1b dose range finding trial (NCT04485663) evaluating subjects with CHB. In January 2022, we announced that we halted further development of ALG-010133 based on data from the Phase 1b trial, which indicated there was insufficient antiviral activity to warrant further development.

Our second area of focus is in non-alcoholic steatohepatitis (NASH), a complex, chronic liver disease where combination regimens may likewise prove beneficial. Our most advanced drug candidate for NASH is
ALG-055009, a small molecule THR-ß agonist. This drug candidate is being evaluated in a Phase 1a/1b study in HVs (oral single ascending doses) and subjects with hyperlipidemia (14 oral daily doses); dosing in both populations is currently underway. Topline data, including safety, PK, and anti-lipid effects in hyperlipidemic subjects are anticipated in the third quarter of 2022. Based on the previously demonstrated effects of other thyromimetics on liver fat, noninvasive markers of nonalcoholic fatty liver disease (NAFLD)/NASH, and liver histology in NASH patients, we believe ALG-055009 has the potential to become an integral component of future combination regimens for NASH.

Our third area of focus is to develop drug candidates with pan-coronavirus activity, including against Severe Acute Respiratory Syndrome coronavirus 2 (SARS-CoV-2), the virus responsible for COVID-19. Our efforts to identify a coronavirus therapeutic are focused on a small molecule approach, where we are exploring coronavirus protease inhibitors in collaboration with Katholieke Universiteit Leuven (KU Leuven), the Center for Innovation and Stimulation of Drug Discovery (CISTIM) and the Centre for Drug Design and Discovery (CD3).

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

In July 2021, we completed a follow-on offering and issued 4,400,000 shares of our common stock at a price to the public of $19.00 per share for net proceeds of $77.7 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

We have incurred net losses and negative cash flows from operations in each year since our formation in February 2018. Our net losses were $128.3 million and $108.5 million for the years ended December 31, 2021 and 2020, respectively. We have had no revenue from product sales. As of December 31, 2021, we had an accumulated deficit of $303.1 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. Our net operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of our clinical trials and nonclinical studies and our other research and development expenses. We have no internal manufacturing capabilities or sales force and outsource a substantial portion of our clinical trial work to third parties.

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

Interest and other (expense) income, net

Interest and other (expense) income, net comprises interest (expense) income, net and other income (expense), net. Interest income (expense), net primarily consists of interest earned on our cash, cash equivalents, and investments and interest expense related to our convertible preferred stock liability and warrants. Other (expense) income, net consists primarily of the change in fair value of our derivative liabilities.

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

Provision for income taxes

Since our inception in 2018, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2021, we had federal net operating loss (NOL) carryforwards of $255.9 million available to reduce taxable income and these NOLs can be carried forward indefinitely. We have state NOL carryforwards of $263.0 million as of December 31, 2021, available to reduce future state taxable income, which expire at various dates beginning in 2038. As of December 31, 2021, the Company had $1.5 million of Australia NOL carryforwards, which carryforward indefinitely. As of December 31, 2021, we also had federal and state research and development tax credit carryforwards of $6.1 million and $3.0 million, respectively. The federal development tax credit carryforwards begin to expire in 2038, while the state development tax credit carryforwards can be carried forward indefinitely. Under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We performed an IRC Section 382 analysis in 2021 and determined there was an ownership change that resulted in Section 382 limitations. The ownership change limited our ability to utilize net operating losses against future taxable income but will not result in the expiration of any NOLs. We may in the future experience ownership changes as a result of changes in our stock ownership (some of which are not in our control). In addition, under current tax law, federal NOL carryforwards generated in periods after December 31, 2017, may be carried forward indefinitely but, in taxable years beginning after December 31, 2020, may only be used to offset 80% of our taxable income. For these reasons, our ability to utilize our NOL carryforwards and other tax attributes to reduce future tax liabilities may be limited.

Results of operations

Comparison of the years ended December 31, 2021 and 2020

The following table summarizes our operating expenses for the years ended December 31, 2021 and 2020:

Consolidated Statements of Operations Data:	2021	2020	Change
(in thousands)			$	%
Revenue from collaborations	$4,359	$—	$4,359	—%
Operating expenses:
Research and development	104,153	79,890	24,263	30%
General and administrative	28,527	17,944	10,583	59%
Total operating expenses	132,680	97,834	34,846	36%
Loss from operations	(128,321)	(97,834)	(30,487)	31%
Interest and other income (expense), net
Interest income, net	242	1,256	(1,014)	(81)%
Other loss, net	(110)	(11,804)	11,694	(99)%
Total interest and other income (expense), net	132	(10,548)	10,680	(101)%
Loss before provision for income taxes	(128,189)	(108,382)	(19,807)	18%
Income tax expense	(143)	(161)	18	(11)%
Net loss	$(128,332)	$(108,543)	$(19,789)	18%

Research and development expenses

Research and development expenses were $104.2 million for the year ended December 31, 2021, compared to $79.9 million for the year ended December 31, 2020, an increase of $24.3 million. The increase was due to an increase of $8.3 million of additional employee-related costs, of which $6.2 million related to stock-based compensation. Additionally, we had an increase of $10.5 million in third-party expenses for our nonclinical programs and the continued increase in expenditures related to research, development and manufacturing activities associated with our CAM, ASO and STOPs, clinical trial activities, as well as activities related to our NASH program (we have discontinued our STOPs program in the first quarter of 2022, refer to Note 16, Subsequent Events for further details). In addition, we had higher facilities and related expenses allocated to research and development in 2021.

General and administrative expenses

General and administrative expenses were $28.5 million for the year ended December 31, 2021, compared to $17.9 million for the year ended December 31, 2020, an increase of $10.6 million. The increase was primarily due to an increase of $6.4 million of additional employee-related costs, of which $4.3 million related to stock-based compensation. In addition, we had a $4.0 million increase in third-party expenses primarily due to increased administrative and legal costs and an increase in of $2.6 million for D&O insurance, all to support our status as a public company, partially offset by a decrease in facilities and related expenses allocated to general and administrative cost centers in 2021.

Interest income, net

Interest income, net decreased to $0.2 million for the year ended December 31, 2021 from $1.3 million for the year ended December 31, 2020, a decrease of approximately $1.0 million, primarily due to the change in our portfolio of cash equivalents, short-term and long-term investments as well as a general decrease in market interest rates during the year ended December 31, 2021.

Other (loss) income, net

Other (loss) income, net was a loss of $0.1 million for the year ended December 31, 2021 compared to a loss of $11.8 million for the year ended December 31, 2020, a difference of $11.7 million. The difference was due primarily to the prior year loss recognized on the net increase in fair value of both our redeemable convertible preferred stock liability and warrant liabilities prior to our IPO.

Liquidity and capital resources

Liquidity

We have incurred net losses since inception. We have not generated any revenue from product sales or any other sources and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any drug candidates for at least several years, if ever.

Our operations have been financed primarily by net proceeds from the sale and issuance of our convertible preferred stock, net proceeds from our IPO, and the issuance of convertible debt. In October 2020, we issued an aggregate of 3,569,630 shares of our Series B-2 redeemable convertible preferred stock in the second tranche of our Series B convertible preferred stock financing for aggregate proceeds of $40.0 million. On October 20, 2020, we closed our IPO and issued 10,000,000 shares of our common stock at a price to the public of $15.00 per share for net proceeds of $135.4 million, after deducting underwriting discounts and commissions of $10.5 million and expenses of $4.1 million. On November 5, 2020, the underwriters of the IPO partially exercised their overallotment option by purchasing an additional 1,150,000 shares from the Company, resulting in an additional $16.0 million, after deducting underwriting discounts and commissions of $1.2 million. In July 2021, we completed a follow-on offering and issued 4,400,000 shares of our common stock at a price to the public of $19.00 per share for net proceeds of $77.7 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

As of December 31, 2021, we had cash, cash equivalents and investments of $205.8 million.

Capital resources

Our primary use of cash is to fund operating expenses, which consist primarily of research and development costs related to our drug candidates and our discovery programs, and to a lesser extent, general and administrative expenditures. We expect our expenses to increase substantially in connection with our ongoing clinical development activities related to our most advanced drug candidate ALG-000184, which we have initiated clinical trials, as well as our research and development of our other drug candidates within our CHB, NASH and coronavirus programs.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

(in thousands)	2021	2020
Net cash (used in) operating activities	$(115,662)	$(74,263)
Net cash provided by investing activities	3,022	32,755
Net cash provided by financing activities	78,677	192,348

Net (decrease) increase in cash, cash equivalents, and restricted cash	$(33,963)	$150,840

Operating activities

During Fiscal 2021, operating activities used $115.7 million of cash, primarily resulting from our net loss of $128.3 million and cash used as a result of changes in our operating assets and liabilities of $4.7 million, partially offset by non-cash charges of $17.3 million. Net cash used as a result of changes in our operating assets and liabilities of $4.7 million consisted of an increase in other assets of $8.1 million, a decrease of $4.4 million in deferred revenue from collaborations, a decrease of $1.4 million in operating lease liabilities, a decrease of $0.3 million in accounts payable and a decrease of $0.2 million in other liabilities, partially offset by an increase in accrued liabilities of $9.7 million. The increase in other assets resulted from advances for clinical trial costs and deposits for manufacturing slot reservation fees. The decrease in deferred revenue from collaborations was a result of recognition of revenue from collaborations due to progress towards the completion of the project. Operating lease liabilities decreased due to contractual lease payments, and the increase in accrued liabilities was due primarily due to a ramp in manufacturing activities for various drug compounds that are expected to be consumed in future clinical trials.

During Fiscal 2020, operating activities used $74.3 million of cash, primarily resulting from our net loss of $108.5 million, partially offset by non-cash charges of $18.2 million and cash provided by changes in our operating assets and liabilities of $16.1 million. Net cash provided by changes in our operating assets and liabilities of $16.1 million consisted of an increase of $9.4 million in accounts payable and accrued liabilities, an increase of $12.0 million in deferred revenue, partially offset by an increase of $4.1 million in other current assets and a decrease of $1.3 million in operating lease liability. The increase in accounts payable and accrued liabilities was largely due to an increase in external research and development costs. The increase in other assets was largely due to an increase in prepayments for services. The decrease in operating lease liability was a result of payments made on outstanding lease obligations.

Investing activities

During Fiscal 2021, investing activities provided $3.0 million of cash, consisting primarily of $23.0 million of investment maturities, offset by $19.1 million of investment purchases and $0.9 million of purchases of property and equipment.

During Fiscal 2020, investing activities provided $32.8 million of cash, consisting primarily of $80.1 million of investment maturities, offset by $45.3 million of investment purchases and $2.1 million of purchases of property and equipment.

Financing activities

During Fiscal 2021, net cash provided by financing activities was $78.7 million, consisting primarily of $78.6 million in proceeds from our follow-on offering, net of issuance costs, and $1.0 million from the issuance of common stock from the exercise of employee stock options and the issuance of shares through our employee stock purchase plan. The cash provided was partially offset by costs related to our follow-on offering of $0.9 million and payments for our capital leases of $0.1 million.

During Fiscal 2020, net cash provided by financing activities was $192.3 million, consisting primarily of $155.5 million in net proceeds from the initial public offering and underwriters exercise of the overallotment option and $41.1 million in proceeds from the issuance of redeemable convertible preferred stock, partially offset by $4.1 million in payments of deferred offering costs.

Contractual obligations and commitments

Our principal commitments consist of obligations under our operating leases for office space in South San Francisco, California, and Belgium, and finance lease commitments representing obligations related to vehicle leases for employees and a lease for lab equipment. All of our finance leases are for assets in Belgium. We do not have any material purchase commitments for contracts with fixed or minimum service requirements. We also enter into contracts in the normal course of business with various vendors that generally provide for contract termination following a certain notice period. The Company enters into contracts in the normal course of business that includes arrangements with clinical research organizations, vendors for preclinical research and vendors for manufacturing. These agreements generally allow for cancellation with notice. As of December 31, 2021, the Company had non-cancellable purchase commitments of approximately $1.9 million related to the discontinued development of STOPSTM drug candidate. Refer to note 16, Subsequent Events, for further details.

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

Critical accounting estimates

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

Stock-based compensation

We measure stock options and other stock-based awards granted to employees, directors and other service providers based on their fair value on the date of grant and recognize compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. We recognize the impact of forfeitures on stock-based compensation expense as forfeitures occur. We apply the straight-line method of expense recognition to all awards with only service-based vesting conditions. During the year ended December 31, 2021, we did not grant any stock-based awards with performance-based vesting conditions. During the year ended December 31, 2020, we granted stock-based awards with performance-based vesting conditions. We recognize compensation expense related to these awards when it is determined that satisfying the performance conditions is probable using the accelerated attribution method over the requisite service period.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash, cash equivalents and investments of $205.8 million as of December 31, 2021, consist of bank deposits, money market funds, certificates of deposit and US Treasury available-for-sale securities. We are exposed to market risk related to changes in interest rates applicable to our investment portfolio of cash equivalents and short-term and long-term investments. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Should U.S. interest rates decline, interest income would be reduced in future periods for short- and long-term investments which mature and the proceeds of which are reinvested in similar instruments at lower interest rates. Additionally, the fair value of our short-term and long-term investments is subject to change as a result of potential changes in market interest rates, including changes resulting from the impact of the COVID-19 pandemic. As of December 31, 2021, we estimate that a hypothetical 100 basis point adverse movement would not result in a material impact on our financial position or results of operations or cash flows.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aligos Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aligos Therapeutics, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Redwood City, California

March 10, 2022

Consolidated balance sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$186,816	$220,383
Restricted cash	164	560
Short-term investments	3,918	23,130
Other current assets	13,526	5,944
Total current assets	204,424	250,017
Operating lease right-of-use assets	8,789	6,901
Property and equipment, net	6,180	8,007
Long-term investments	15,110	—
Other assets	866	377
Total assets	$235,369	$265,302
LIABILITIES, PREFERRED STOCK,
AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,015	$3,313
Accrued liabilities	25,394	16,564
Operating lease liabilities, current	2,769	2,442
Finance lease liabilities, current	138	64
Deferred Revenue from collaborations, current	7,641	7,891
Total current liabilities	38,957	30,274
Operating lease liabilities, net of current portion	11,287	10,371
Finance lease liabilities, net of current portion	261	130
Long term liabilities	133	379
Deferred revenue from collaborations	—	4,109
Total liabilities	$50,638	$45,263
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2021 and 2020, respectively; no shares issued and outstanding as of December 31, 2021 and 2020, respectively.	—	—
Common stock, $0.0001 par value; 320,000,000 shares authorized as of December 31, 2021 and 2020, respectively; 42,690,229 and 38,120,606 shares issued and outstanding as of December 31, 2021 and 2020, respectively	4	4
Additional paid-in capital	487,347	394,963
Accumulated deficit	(303,072)	(174,740)
Accumulated other comprehensive income (loss)	452	(188)
Total stockholders’ equity	184,731	220,039
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$235,369	$265,302

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated statements of operations and comprehensive loss

(In thousands, except share and per share data)

	Year Ended December 31,	Year Ended December 31,
	2021	2020
Revenue from collaborations	$4,359	$—
Operating expenses:
Research and development	104,153	79,890
General and administrative	28,527	17,944
Total operating expenses	132,680	97,834
Loss from operations	(128,321)	(97,834)
Interest and other (expense) income, net	132	(10,548)
Loss before income tax expense	(128,189)	(108,382)
Income tax expense	(143)	(161)
Net loss	(128,332)	(108,543)
Other comprehensive (loss) and income:
Gain (loss) on pension plans	749	(141)
(Loss) gain on available for sale investments	(109)	68
Comprehensive loss	$(127,692)	$(108,616)
Net loss per share, basic and diluted	$(3.22)	$(10.87)
Weighted average shares of common stock, basic and diluted	39,855,403	9,988,191

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated statements of changes in redeemable convertible preferred stock and stockholders’ equity (deficit)

(In thousands, except share and per share data)

	Series A Redeemable Convertible Preferred Stock		Series B-1 Redeemable Convertible Preferred Stock		Series B-2 Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)

Balance as of December 31, 2019	10,819,843	$100,695	8,344,034	$81,384	—	$—	3,927,803	$0	$1,421	$(66,197)	$(115)	$(64,891)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	188,594	0	261	—	—	261
Vesting of early exercised common stock	—	—	—	—	—	—	—	—	363	—	—	363
Issuance of Series A redeemable convertible stock upon exercise of Series A warrants	120,702	1,262	—	—	—	—	—	—	—	—	—	—
Issuance of redeemable convertible Series B-2 preferred stock	—	—	—	—	3,569,630	40,000	—	—	—	—	—	—
Reclassification of Series A warrant and convertible preferred stock liabilities to equity	—	620	—	—	—	14,560	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(10,940,545)	(102,577)	(8,344,034)	(81,384)	(3,569,630)	(54,560)	22,854,209	3	238,520	—	—	238,523
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	—	—	—	—	10,000,000	1	139,499	—	—	139,500
Issuance of common stock in connection with Greenshoe initial public offering, net of offering costs	—	—	—	—	—	—	1,150,000	0	16,042	—	—	16,043
Costs related to the IPO and Greenshoe	—	—	—	—	—	—	—	—	(4,116)	—	—	(4,116)
Stock-based compensation	—	—	—	—	—	—	—	—	2,975	—	—	2,975
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(73)	(73)
Net loss	—	—	—	—	—	—	—	—	—	(108,543)	—	(108,543)
Balance as of December 31, 2020	—	$—	—	$—	—	$—	38,120,606	$4	$394,963	$(174,740)	$(188)	$220,039

Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	124,013	—	394	—	—	394
Issuance of common stock under employee stock purchase plan							45,610	—	653	—	—	653
Issuance of common stock in connection with follow-on offering, net of offering costs	—	—	—	—	—	—	4,400,000	—	78,584	—	—	78,584
Costs related to the follow-on offering	—	—	—	—	—	—	—	—	(875)	—	—	(875)
Stock-based compensation expense related to employee stock awards	—	—	—	—	—	—	—	—	12,541	—	—	12,541
Stock-based compensation expense related to employee stock purchases							—	—	795	—	—	795
Vesting of early exercised common stock	—	—	—	—	—	—	—	—	292	—	—	292
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	640	640
Net loss	—	—	—	—	—	—	—	—	—	(128,332)	—	(128,332)
Balance as of December 31, 2021	—	$—	—	$—	—	$—	42,690,229	$4	$487,347	$(303,072)	$452	$184,731

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated statements of cash flows

(In thousands)

	Year Ended December 31,	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(128,332)	$(108,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on short term investments	86	234
Amortization of right of use assets	759	590
Depreciation expense	3,019	2,735
Stock-based compensation	13,457	2,975
Change in fair value of derivative liability	—	296
Change in fair value of convertible preferred stock liabilities	—	11,387
Changes in operating assets and liabilities:
Other assets	(8,072)	(4,107)
Accounts payable	(313)	(130)
Accrued liabilities	9,742	9,566
Operating lease liabilities	(1,404)	(1,266)
Other liabilities	(245)	—
Deferred revenue from collaborations	(4,359)	12,000
Net cash and cash equivalents used in operating activities	$(115,662)	$(74,263)
Cash flows from investing activities:
Purchases of short-term investments	(2,696)	(32,097)
Purchases of long-term investments	(16,390)	(13,184)
Maturities of short-term investments	23,000	80,100
Purchases of property and equipment	(892)	(2,064)
Net cash and cash equivalents provided by investing activities	$3,022	$32,755
Cash flows from financing activities:
Payments on finance lease	(79)	(58)
Payments of deferred offering costs	(875)	(4,116)
Proceeds from issuance of common stock in connection with Follow-on Offering, net of costs	78,584	—
Proceeds from exercise of warrants for series A redeemable convertible preferred stock	—	1,125
Proceeds from issuance of redeemable convertible preferred stock Series B-1, net of $37 issuance costs paid	—	40,000
Payments of Series B-1 issuance cost	—	(405)
Proceeds from the issuance of common stock under employee stock plans	1,047	260
Proceeds from issuance of common stock in initial public offering, net of underwriting commissions	—	139,500
Proceeds from issuance of common stock in connection with the overallotment option, net of costs	—	16,042

Net cash and cash equivalents provided by financing activities	$78,677	$192,348
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(33,963)	$150,840
Cash, cash equivalents, and restricted cash, beginning of period	220,943	70,103
Cash, cash equivalents, and restricted cash, end of period	$186,980	$220,943

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated statements of cash flows (Continued)

(In thousands)

	Year Ended December 31,	Year Ended December 31,
	2021	2020
Reconciliation to amounts on the consolidated balance sheet:
Cash and cash equivalents	$186,816	$220,383
Restricted cash	164	560
Total cash, cash equivalents, and restricted cash	$186,980	$220,943
Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—
Supplemental disclosures of noncash financing and investing activities:
Leasehold improvement directly paid by landlord	$—	$79
Liability in connection to the issuance of redeemable convertible preferred stock series B-1	$—	$14,560
Mark to market adjustments for available-for-sale investments	$(109)	$68
Equipment acquired through finance lease	$284	$—
Vesting of early exercised options	$292	$363
Acquisition of right-of-use asset through operating lease obligation	$2,647	$—
PP&E purchase still in accounts payable	$15	$82
Change in pension obligation	$749	$(141)
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	$—	$238,522
Change in fair value of derivative liability upon exercise of warrants	$—	$757

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

Liquidity

The Company has incurred losses and negative cash flows from operations since its inception. As of December 31, 2021 and 2020, the Company has an accumulated deficit of approximately $303.1 million and $174.7 million, respectively. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of expanded research and development activities.

As of December 31, 2021, the Company has unrestricted cash, cash equivalent and investments of approximately $205.8 million, which is available to fund future operations. The Company expects to continue to spend substantial amounts to continue the nonclinical and clinical development of its current and future programs. If the Company is able to gain marketing approval for drug candidates that are being developed, it will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of the Company’s planned and anticipated clinical trials is highly uncertain, the Company cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate the Company may develop.

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

2. Summary of significant accounting policies

The accompanying consolidated financial statements have been prepared on a basis that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

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

Principles of consolidation

The accompanying consolidated financial statements include Aligos-US and its wholly owned subsidiaries Aligos-Belgium, Aligos-Australia and Aligos-Shanghai. All intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP generally requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to assets and liabilities, at the dates of the consolidated financial statements and the reported amounts of expenses during the reporting period. Areas where management uses subjective judgments include, but are not limited to, right-of-use assets, lease obligations, impairment of long-lived assets, stock-based compensation, accrued research and development costs, revenue from collaborations, deferred revenue, redeemable convertible preferred stock liability and pension liabilities in the accompanying consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Deferred offering costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated, including the Company’s July 2021 follow-on offering and issuance of 4,400,000 shares of the Company’s common stock at a price to the public of $19.00 per share for net proceeds of $77.7 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. After consummation of the financing, these costs are recorded as a reduction of the proceeds received from the equity financing. If a planned equity financing is abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. There were no deferred offering costs recorded within other assets on the Company’s consolidated balance sheets as at each of December 31, 2021 and 2020.

Foreign currency

The Company’s foreign subsidiaries use the U.S. dollar as their functional currency, and they initially measure the foreign currency denominated assets and liabilities at the transaction date. Monetary assets and liabilities are then re-measured at exchange rates in effect at the end of each period, and non-monetary assets and liabilities are converted at historical rates. A re-measurement loss was recognized during the year ended December 31, 2021 of $6,000, and a re-measurement gain was recognized during the year ended December 31, 2020 of $121,000, and are reflected within interest and other income (expense), net on the consolidated statements of operations and comprehensive loss.

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

The Company has $5.0 million and $1.2 million of fixed assets in Aligos-US and Aligos-Belgium, respectively, as of December 31, 2021 and $6.6 million and $1.4 million of fixed assets in Aligos-US and Aligos‑Belgium, respectively as of December 31, 2020.

Cash equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents.

Restricted cash

As of December 31, 2021 and 2020, the restricted cash balance was $0.2 million and $0.6 million, respectively, and was used primarily to secure letters of credit in relation to the Company’s operating leases and deposits on rental assets (Note 6), as well as employee withholdings for the employee stock purchase plan.

Investments

The Company generally invests its excess cash in money market funds and investment grade short-to-intermediate-term fixed income securities. Such investments are included in cash, cash equivalents, short-term and long-term investments on the consolidated Balance Sheets.

The Company determines the appropriate classification of short-term and long-term securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity, otherwise securities are classified as available-for sale. Held-to-maturity securities are carried at amortized cost. Available-for-sale debt securities are measured and reported at fair value using quoted prices in active markets for similar securities. Unrealized gains and losses on available-for-sale securities are reported as a separate component of stockholders’ equity. Premiums or discounts from par value are amortized to investment income over the life of the underlying investment. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in interest and other income (expense), net within the consolidated statements of operations and comprehensive loss.

For both held-to-maturity and available-for-sale investments, the Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. If the Company believes an impairment of a security position is other than temporary, based on available quantitative and qualitative information as of the report date, the loss will be recognized as other income (expense), net, in the Company’s consolidated statements of operations and a new cost basis in the investment is established. No impairment charges were recorded during the years ended December 31, 2021 and 2020.

As of December 31, 2021 and 2020, investments consisted of Certificates of Deposit and U.S. Treasury securities, with original maturities of up to 1.50 years.

Concentrations of credit risk and significant suppliers

The Company has no significant off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, restricted cash and investments. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company generally invests its excess capital in money market funds, U.S. treasury bonds, U.S. treasury bills and certificates of deposit that are subject to minimal credit and market risks.

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

Impairment of long-lived assets

The Company regularly reviews the carrying amount of its property, equipment and intangible assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. No impairment charges were recorded during the years ended December 31, 2021 or 2020.

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

During the year ended December 31, 2021, the Company made a milestone payment of $0.5 million. No royalties were due; therefore, the Company did not pay or expense any royalties. During the year ended December 31, 2020, a development milestone was met as the first patient dosing occurred and so the Company made a payment of $4.5 million. The milestone payments were included in research and development in the consolidated statement of operations. The upfront payment received during the year ended December 31, 2020 was recorded on the consolidated balance sheet as deferred revenue from collaborations.

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

The fair value of the Company’s 2020 Employee Stock Purchase Plan (the ESPP) is determined on the date the offering period begins using a Black-Scholes option-pricing model and similar assumptions for stock options as described above.

See Note 9 for the assumptions used by the Company in determining the grant date fair value of stock-based awards granted, as well as a summary of the stock-based award activity under the Company’s stock-based compensation plan for years ended December 31, 2021 and 2020.

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

3. Property and equipment

The components of property and equipment were as follows as of December 31, 2021 and 2020:

(in thousands)	2021	2020
Leasehold improvements	$5,940	$5,655
Lab equipment	5,709	4,833
Computer equipment	994	942
Furniture and office equipment	472	459
Vehicles	305	296
Asset under construction	22	65
Total, at cost	13,442	12,250
Accumulated depreciation	(7,262)	(4,243)
Total, net	$6,180	$8,007

During the years ended December 31, 2021 and December 31, 2020, depreciation expense was $3.0 million and $2.7 million, respectively. Finance leases for vehicles and lab equipment are also included in property and equipment on the consolidated balance sheets (Note 6).

4. Investments

As of December 31, 2021 and 2020, amortized cost, gross unrealized gains and losses, and estimated fair values of total fixed-maturity securities were as follows:

	December 31, 2020
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Held-to-maturity securities:
U.S. Treasury bonds	$10,002	$14	$-	$10,016
Available-for-sale securities:
U.S. Treasury bonds	$13,060	$68	$-	$13,128
	$23,062	$82	$-	$23,144

	December 31, 2021
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. Treasury bonds	$15,146	$-	$(36)	$15,110
Certificates of deposit	3,922	-	(4)	3,918
	$19,068	$-	$(40)	$19,028

Changes in fair value are related to changes in market interest rates. The Company expects to collect all contractual principal and interest payments.

Amortized cost and estimated fair value of fixed-maturity securities at December 31, 2021 by contractual maturity were as follows:

	2021
(in thousands)	Amortized Cost	Estimated Fair Value
Amounts maturing in:
One year or less	$3,922	$3,918
More than one year	15,146	15,110
Total investments	$19,068	$19,028

The Company recorded interest income of $0.2 million and $1.3 million, respectively, during the years ended December 31, 2021, and 2020, as a component of interest and other income (expense), net on the Company’s consolidated statement of operations and comprehensive loss.

5. Accrued liabilities

Accrued liabilities consisted of the following as of December 31:

(in thousands)	2021	2020
Accrued compensation	$6,329	$7,274
Accrued payables	17,554	8,554
Liability for early exercised stock options	276	569
Other	1,235	167
Total	$25,394	$16,564

6. Leases

The Company has operating and finance leases for corporate offices, research and development facilities, and certain vehicles and lab equipment. These leases have remaining lease terms of four to six years, some of which include options to extend the leases for five to eight years. The Company has determined that it is not reasonably certain to exercise the options under any leases. The lease of research and development facilities includes costs for utilities and common area maintenance which have been included in the calculation of lease payments. Differences between lease payments as measured at lease inception and variations in monthly payments will be recognized as operating expenses in the period in which the obligation is incurred. The Company entered into a new 5-year lease in the fourth quarter of 2021. The lease is for approximately 12,000 square feet of office space in South San Francisco to accommodate growth, with a renewal option for an additional 5-years, which we are not certain to renew at this time. The rental payments under the lease agreement are approximately $2.5 million over the lease term.

Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the Company recognizes lease expense for these leases on a straight-line basis over the lease terms. Leases with terms greater than 12 months are included in operating lease ROU assets and operating lease liabilities in the Company’s consolidated balance sheets as of December 31, 2021 and 2020. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Maturities of lease liabilities as of December 31, 2021, were as follows:

(in thousands)	Operating Lease	Finance Lease
Year ending December 31:
2022	$3,116	$144
2023	3,361	109
2024	3,305	70
2025	3,418	68
2026	3,534	51
Thereafter	1,113	—
	17,847	442
Less: imputed interest	(3,791)	(43)
Present value of lease liabilities	14,056	399
Less: current portion	(2,769)	(138)
Lease liabilities net of current portion	$11,287	$261

The components of lease expense were as follows for the years ended December 31, 2021 and 2020:

(in thousands)	2021	2020
Operating lease cost	$1,990	$1,847
Finance lease cost:
Amortization of right-of-use assets	107	60
Interest on lease liabilities	15	9
Total finance lease cost	$122	$69
Short-term lease cost	$89	$15

The Company made payments of $2.8 million and $2.5 million during the years ended December 31, 2021, and 2020, respectively, which are included as cash flow from operations on the consolidated statements of cash flows.

As of December 31, 2021 and 2020, $608,000 and $296,000 of finance lease ROU assets, respectively, were presented as part of property and equipment on the consolidated balance sheet with accumulated amortization of $214,000 and $107,000, respectively.

Additional information related to the Company’s leases was as follows as of December 31:

	2021	2020
Operating Lease:
Weighted-average remaining lease term (years)	5.18	5.97
Weighted-average discount rate	9.08%	9.35%
Finance Lease:
Weighted-average remaining lease term (years)	3.83	2.68
Weighted-average discount rate	4.86%	3.15%

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

The Company recorded the Warrants initially at fair value (Note 10) as derivative liabilities on the consolidated balance sheet with the remaining value being allocated to the Notes as a debt discount. The fair value of the Warrants upon issuance on April 20, 2018 and June 6, 2018, was $0.7 million and $238,000, respectively. Due to the IPO in October 2020, all outstanding warrants as of December 31, 2020 were automatically exercised for the issuance of Common Stock, and following that exercise, such warrants were no longer outstanding.

As Series A contains a conditional obligation for the Company to repurchase the shares for cash consideration, the Warrants remain outstanding as derivative liabilities with changes in fair value being recorded on the consolidated statements of operations and comprehensive loss. For the year ended December 31, 2020, the Company recorded a change in fair value of derivative liabilities $296,000.

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

As of December 31, 2020, all Series B-2 shares were issued. As a result of the IPO, the Series B-2 shares converted to shares of common stock. The Company recorded a change in fair value of the liability of $11.4 million for the year ended December 31, 2020 included in interest and other (expense) income, net. The convertible preferred stock liability was retired as of the IPO.

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

The holders of shares of voting Common Stock are entitled to one vote for each share of Common Stock at all meetings of stockholders.

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

9. Stock-based compensation

2018 Equity incentive plan

The Company’s 2018 Equity Incentive Plan (the 2018 Plan) allows the Company to issue restricted stock awards and restricted stock units, and to grant incentive stock options or non-qualified stock options. Incentive stock options may be granted only to the Company’s employees including officers and members of the Board who are also employees. Restricted stock awards, restricted stock units and non-qualified stock options may be granted to employees, members of the Board, outside advisors, and consultants of the Company (the Participants). The Company is authorized to issue awards for 4,913,665 shares of Common Stock under the 2018 Plan. The Company has granted awards of common stock in the form of 4,279,693 shares as of December 31, 2021 with none remaining available for future grant. Following the Company’s IPO in October 2020, all remaining shares from the 2018 Plan will be available for issuance under the 2020 Plan (as defined below).

2020 Incentive award plan

The Company adopted the 2020 Incentive Award Plan (the 2020 Plan) effective October 15, 2020. The 2020 Plan provides for a variety of stock-based compensation awards, including stock options, stock appreciation rights, or SARs, restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards, dividend equivalents, or other stock or cash based awards. The Company has granted 3,867,000 shares subject to awards as of December 31, 2021 with 2,637,000 remaining available for future grant.

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

2020 Employee stock purchase plan

The Company adopted the 2020 Employee Stock Purchase Plan (the 2020 ESPP) effective on October 15, 2020. The 2020 ESPP enables eligible employees of the Company to purchase shares of common stock at a discount to fair market value. The Company has initially reserved for issuance 368,901 shares of common stock pursuant to the 2020 ESPP. As of December 31, 2021, 45,610 grants of awards under this plan have been made.

During the year ended December 31, 2021, the Company's 2020 ESPP compensation expense was $0.9 million. The first purchase in connection with our employee stock purchase plan was in 2021, therefore there was no expense in 2020. The assumptions that the Company used to determine the grant-date fair value of shares granted to participants were as follows, disclosed on a grant date basis:

2021

Expected term (in years)	0.5 - 2.0 years
Risk-free interest rate	0.03% - 0.54%
Dividend yield	—
Volatility	50.41% - 97.14%
Weighted-average estimated fair value of purchase rights	$4.13 - $13.49

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

During the years ended December 31, 2021 and December 31, 2020, the Company’s stock option compensation expense was approximately $12.2 million and $2.6 million, respectively, and there was no recognized tax benefit in either year. As of December 31, 2021, the unamortized expense balance was $33.6 million, to be amortized over a weighted-average period of 2.56 years.

The assumptions that the Company used to determine the grant-date fair value of stock options granted to Participants were as follows, presented on a weighted-average basis:

	2021	2020
Expected term (in years)	5.72	5.79
Risk-free interest rate	0.99%	0.93%
Dividend yield	—	—
Volatility	81.21%	77.14%

Stock option activity during the year ended December 31, 2021 and 2020 was as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in $000)

Outstanding as of December 31, 2019	346,872	$1.30	9.01	$744

Granted	5,382,362	$11.42
Exercised	(188,990)	$2.33		810
Forfeited	(52,096)	$1.76
Outstanding as of December 31, 2020	5,488,148	$11.19	9.57	$90,335

Granted	482,380	$20.31
Exercised	(123,621)	$3.16		2,338
Forfeited or expired	(154,393)	$13.66
Outstanding as of December 31, 2021	5,692,514	$12.07	8.63	$16,763

Options vested and expected to vest as of December 31, 2021	5,652,622	$12.13	8.63	$16,427
Options vested and exercisable as of December 31, 2021	1,788,095	$9.48	8.40	$8,072

The weighted-average grant date fair value of stock options granted was $13.76 per share during the year ended December 31, 2021. The weighted-average grant date fair value of stock options granted was $7.50 per share during the year ended December 31, 2020.

During the year ended December 31, 2021 the Company did not issue shares for unvested stock options, and in the year ended December 31, 2020, the Company issued 371,939 shares of Common Stock upon the exercise of unvested stock options or purchases for unvested restricted stock awards. As of December 31, 2021 and 2020, there were 163,855 and 396,522 shares of Common Stock, respectively, held by employees subject to repurchase at an aggregate price of $0.3 million and $0.6 million, respectively. A corresponding liability was recorded and included in accrued expenses on the consolidated balance sheet as of December 31, 2021 and 2020.

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

During the years ended December 31, 2021 and December 31, 2020, the Company recorded a total stock-based compensation expense of $357,000 and $361,000, respectively, related to the restricted stock awards. As of December 31, 2021, unrecognized stock-based compensation costs related to outstanding unvested restricted stock awards that are expected to vest were approximately $95,000, expected to be recognized over a weighted-average period of 0.3 years.

The following table summarizes the Company’s restricted common stock activity for years ended December 31, 2021 and 2020:

	Number of Awards	Weighted- Average Grant Date Fair Value per Share	Aggregate Fair Value (in $000)

Issued and unvested as of December 31, 2019	827,187	$1.01	$834

Restricted stock awards granted	—		—
Restricted stock awards vested	(418,776)	$0.86	(361)
Issued and unvested as of December 31, 2020	408,411	$1.16	$473

Restricted stock awards granted	—		—
Restricted stock awards vested	(319,357)	$1.12	(356)

Issued and unvested as of December 31, 2021	89,054	$1.30	$117

Stock-based compensation expense was allocated as follows for the years ended December 31, 2021 and December 31, 2020:

(in thousands)	2021	2020
Research and development	$7,554	$1,041
General and administrative	5,903	1,934
Total	$13,457	$2,975

10. Fair value measurements

The following tables present the fair value of the Company’s financial instruments that are measured or disclosed at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$186,816	$—	$—
Certificates of deposit	3,918	—	—
U.S. Treasury bonds	15,110	—	—
	$205,844	$—	$—

	Fair Value Measurements as of December 31, 2020
(in thousands)	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$220,383	$—	$—
U.S. Treasury bonds	23,144	—	—
	$243,527	$—	$—

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

The Warrants were converted into shares of Series A stock immediately prior to the IPO and therefore they were retired as of December 31, 2020. The Warrants were measured at fair value under the following assumption immediately prior to retirement:

2020
Exercise price	$9.32
Term (in years)	0.32
Risk-free interest rate	0.10%
Dividend yield	—
Volatility	120.00%

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

The Redeemable Convertible Preferred Stock Liability was measured at fair value under the following assumptions through redemption on October 6, 2020:

2020
Exercise price	$11.21
Term (in years)	0.02-0.75
Risk-free interest rate	0.08%-0.11%
Dividend yield	—
Volatility	—%

The significant unobservable inputs that were used in the fair value measurement of the Redeemable Convertible Preferred Stock Liability included the probability of milestone achievement and/or milestone achievement waiver, the Series B-2 value estimate under each scenario, the term, and the equity volatility, which was a statistical measure of the dispersion of returns for a given security. Significant increases (decreases) in the milestone achievement and/or milestone waiver would have resulted in a significantly higher (lower) fair value measurement. Significant decreases (increases) in assumed current or future Series B-2 value would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the term would have resulted in a significantly higher (lower) fair value measurement. Significant increases (decreases) in the volatility would have resulted in significantly higher (lower) fair value measurements.

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

The Company has agreed to pay Emory up to an aggregate of $125.0 million upon the achievement of specified development, regulatory, and commercial milestones, and all ongoing patent costs. During the year ended December 31, 2021, the Company had $195,000 expenses related to milestone payments. During the year ended December 31, 2020, the Company made a payment of $4.5 million in relation to the first patient dosing in a clinical trial which was the first development milestone per the contract. The Company also agreed to pay Emory tiered single-digit royalties on worldwide annual net sales of licensed products, on a quarterly basis and calculated on a product-by-product basis. With respect to licensed products containing any of a specified subset of the licensed compounds, such royalties range from a mid-single digit to a high-single digit percentage rate. With respect to licensed products which do not contain such compounds, the royalties span a range of percentage rates within the mid-single digits if a Phase 1 clinical trial is initiated for the product within three years of the effective date of the Emory License Agreement, and range from a low-single digit to a mid-single digit rate if a Phase 1 clinical trial is initiated more than three years after the effective date. During the years ended December 31, 2021 and December 31, 2020, the Company made no payments associated with royalties.

Agreement with Luxna Biotech Co., Ltd. (Luxna)

On December 19, 2018, the Company entered into a license agreement with Luxna, pursuant to which Luxna granted the Company an exclusive, worldwide, sublicenseable license under certain of Luxna’s intellectual property rights to research, develop, make, have made, and commercialize for all therapeutic and prophylactic uses, (i) products containing oligonucleotides targeting the hepatitis B virus genome, (ii) products containing certain oligonucleotides targeting up to three genes which contribute to NASH, which the Company may select at any time during the first eight years of the term, to the extent not licensed to a third party, and (iii) products containing oligonucleotides targeting up to three genes which contribute to hepatocellular carcinoma, which the Company may select at any time during the first three years of the term. As consideration for this agreement, the Company paid an upfront license fee of $600,000.

In April 2020, the Company amended the license agreement with Luxna. Pursuant to the amended license agreement, Luxna granted the Company an exclusive, worldwide license under the licensed patents to research, develop, make, have made and commercialize products containing oligonucleotides targeting three families of viruses: orthomyxoviridae, paramyxoviridae, and coronaviridae (a family which includes SARS-CoV-2). As consideration for the amended license agreement, the Company paid Luxna a one-time non-refundable fee of $200,000 on April 2020.

The Company is obligated to make payments to Luxna, in aggregate, totaling up to but no more than $55.5 million upon the achievement of specified development, regulatory, and commercial milestones. During the year ended December 31, 2021, the Company recognized $500,000 related to milestone payments, and in the year ended December 31, 2020, the Company recognized no milestone payments. The Company is also required to pay Luxna a low-single digit royalty percentage on net sale of applicable products, if any. During the years ended December 31, 2021 and December 31, 2020, the Company made no payments associated with royalties.

Agreement with Katholieke Universiteit Leuven (KU Leuven)

On June 25, 2020, the Company entered into a Research, Licensing and Commercialization Agreement (KU Leuven Agreement) with KU Leuven, under which the Company is collaborating with KU Leuven’s Rega Institute for Medical Research, as well as its Centre for Drug Design and Discovery, to research and develop potential protease inhibitors for the treatment, diagnosis or prevention of coronaviruses, including of SARS-CoV-2. Unless terminated earlier by either party in accordance with provisions in the agreement, the collaboration period will terminate at the earlier of completion of all collaboration activities or 2.5 years. In connection with the KU Leuven Agreement, KU Leuven and the Company granted each other exclusive cross-licenses to use certain know-how and existing patents of the other party as well as certain joint know-how and joint patents to carry out research and development collaboration activities during the collaboration period. KU Leuven granted to the Company an exclusive (including as to KU Leuven), worldwide license under certain of KU Leuven’s know-how and existing patents, and certain joint patents and joint know-how, to manufacture and commercialize the licensed products for the treatment, diagnosis or detection of viral infections in humans. KU Leuven reserved the right to use all KU Leuven knowhow, existing KU Leuven patents, joint patents and joint know-how for academic and non-commercial research and teaching purposes. As consideration for this license, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to but no more than $30.0 million upon the achievement of certain commercial sales milestones. For each licensed product developed through KU Leuven and the Company’s collaborative effort, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to $32.0 million upon the achievement of certain development and regulatory milestones. The Company is also required to pay KU Leuven a low-to-mid-single digit royalty percentage, subject to certain adjustments, on net sales of applicable products, if any. Unless terminated earlier by either party, the agreement shall continue until the expiration of the last to expire royalty term, which is the later of the expiration or termination of the last valid patent claim covering the manufacture, use, sale or importation of the licensed product in a particular country or 10 years after the first commercial sale of a licensed product. During the years ended December 31, 2021 and December 31, 2020, the Company recognized no expenses related to milestone payments.

Agreement with Merck

In December 2020, the Company and Merck & Co. entered into an exclusive License and Research Collaboration Agreement under which Merck and the Company agreed to apply the Company’s oligonucleotide platform technology to discover, research, optimize and develop oligonucleotides directed against a NASH target and up to one additional liver-targeted cardiometabolic and/or fibrosis target. Under the terms of the agreement, the Company received an upfront payment from Merck and may receive an additional upfront payment after finalization of a research plan for such additional target. With respect to each collaboration target, the Company will be eligible for up to $458.0 million in development and commercialization milestones as well as tiered royalties on net sales. The Company will be primarily responsible for designing, preparing and evaluating the oligonucleotide molecules and delivering optimized lead molecules, and Merck will be responsible for subsequent research, clinical development and commercialization efforts. The Company determined that the Merck agreement falls within the scope of ASC 808 and we analogized to ASC 606 for the accounting of payments such as upfront payments and other milestones. Revenue is recognized based on percentage of completion of the overall project. During the year ended December 31, 2021, the Company recognized $4.4 million in revenue from collaborative arrangements related to milestone payments. During the year ending December 31, 2020 the Company recognized no revenue from collaborative arrangements related to milestone payments. The unrecognized portion of the upfront payment received during 2020 is recorded on the consolidated balance sheet as Deferred Revenue from Collaborations.

12. Income taxes

The components of the current provision for income taxes were as follows for the years ended December 31, 2021 and 2020:

(in thousands)	2021	2020
Current:
State	$—	$1
Federal	—	—
Foreign	143	160
Total current provision for income taxes	$143	$161

Deferred:
State	$—	$—
Federal	—	—
Foreign	—	—
Total deferred provision for income taxes	$—	$—

The Company did not have any deferred provision for income taxes for the years ended December 31, 2021 and 2020.

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2021 and 2020:

	2021	2020
Income tax computed at federal statutory rate	21.00%	21.00%
State taxes, net of federal benefit	6.91%	6.90%
R&D credit carryovers	0.90%	1.40%
Change in valuation allowance	-27.42%	-27.24%
Stock based compensation	-1.19%	-0.24%
Permanent differences	-0.31%	0.27%
Change in fair value of derivatives	0.00%	-2.25%
Effective income tax rate	-0.11%	-0.15%

The components of the deferred tax assets and liabilities were as follows at December 31:

(in thousands)	2021	2020
Deferred tax assets:
Net operating loss carryforward	$72,425	$41,930
Operating lease liabilities	4,622	4,453
Tax credits	6,177	4,639
Other accruals and reserves	1,461	1,558
Stock-based compensation	1,216	209
Deferred revenue	2,140	—
Other	22	10
	88,063	52,799
Valuation allowance	(84,288)	(49,133)
Net deferred tax assets	$3,775	$3,666
Deferred tax liabilities:
Right of use assets	$(3,205)	$(2,857)
Stock-based compensation	—	—
Property and equipment	(570)	(809)
Total deferred tax liabilities	$(3,775)	$(3,666)
Total deferred income taxes	$—	$—

Management believes that, based on a number of factors, including the Company’s historical operating performance and accumulated deficit, it is more likely than not that the deferred tax assets will not be utilized, such that a full valuation allowance has been recorded against the Company’s deferred tax assets. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized on a jurisdiction by jurisdiction basis. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The valuation allowance increased by $35.2 million and $29.7 million during the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, the Company had $255.9 million of federal and $263.0 million of state net operating loss (NOL) carryforwards available to offset future taxable income. The Company’s federal NOL carryforwards can be carried forward indefinitely while state NOL carryforwards, if not utilized, will begin expiring in 2038. As of December 31, 2021, the Company had $1.5 million of Australia NOL carryforwards, which carryforward indefinitely. As of December 31, 2021, the Company had research and development credit carryforwards of $6.1 million and $3.0 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. If not utilized, the federal credit carryforwards will begin expiring in 2038. The California credit carryforwards have no expiration. Under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period), the Company’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We performed an IRC Section 382 analysis in 2021 and determined there was an ownership change that resulted in Section 382 limitations. The ownership change limited our ability to utilize net operating losses against future taxable income but will not result in the expiration of any NOLs. We may in the future experience ownership changes as a result of changes in our stock ownership (some of which are not in our control). In addition, under current tax law, federal NOL carryforwards generated in periods after December 31, 2017, may be carried forward indefinitely but, in taxable years beginning after December 31, 2020, may only be used to offset 80% of our taxable income. For these reasons, our ability to utilize our NOL carryforwards and other tax attributes to reduce future tax liabilities may be limited.

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

During the years ended December 31, 2021 and 2020, the Company had not recognized any tax-related penalties or interest. No liability related to uncertain tax positions is recorded on the financial statements related to uncertain tax positions. It is the Company's policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary:

(in thousands)	2021	2020
Balance, beginning of the period	$1,536	$637
Increase related to prior year positions	63	131
Increase related to current year positions	842	768
Balance, ending of the period	$2,441	$1,536

The Company does not expect that its uncertain tax positions will materially change in the next twelve months. The reversal of the uncertain tax benefits would not impact the Company's effective tax rate as the Company continues to maintain a full valuation allowance against its deferred tax assets.

The Company files income tax returns in the United States, including California, and other states, Australia, Belgium, and China. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. All tax returns will remain open for examination by the federal, state and foreign authorities for three or four years, from the date of utilization of any net operating loss or credits.

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

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” (the “Act”) was signed into law. The Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company analyzed the provisions of the Act and determined there was no significant impact to its income taxes for the year ended December 31, 2021.

On June 29, 2020, the California Governor signed Assembly Bill 85 (A.B. 85), which now becomes California law. A.B. 85, which includes several tax measures, provides for a three-year suspension of the use of net operating losses for medium and large businesses and a three-year cap on the use of business incentive tax credits to offset no more than $5 million of tax per year. Generally, A.B. 85 suspends the use of net operating losses for taxable years 2020, 2021, and 2022 for taxpayers with taxable income of $1 million or more.” Since the Company is not expected to generate California source taxable income of more than $1 million, no material impact is anticipated at this time.

On December 27, 2020, the “Consolidated Appropriations Act, 2021” (the CAA) was signed into law. The CAA includes provisions meant to clarify and modify certain items put forth in CARES Act, while providing aid to businesses affected by the pandemic. The CAA allows deductions for expenses paid for by Paycheck Protection Program (PPP) and Economic Injury Disaster Loan (EIDL) Program, clarifies forgiveness of EIDL advances, and other business provisions. The Company analyzed the provisions of the CAA and determined there was no significant impact to its 2021 tax provision.

13. Commitments and contingencies

From time to time, the Company may have certain contingent liabilities, including legal matters that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. The Company had no contingent liabilities requiring accrual as of December 31, 2021 and 2020. The Company enters into contracts in the normal course of business that includes arrangements with clinical research organizations, vendors for preclinical research and vendors for manufacturing. These agreements generally allow for cancellation with notice. As of December 31, 2021, the Company had non-cancellable purchase commitments of approximately $1.9 million related to the discontinued development of STOPSTM drug candidate. Refer to note 16, Subsequent Events, for further details.

14. Benefit plans

Defined contribution plans

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company made matching contributions of $690,000 and $432,000 to the plan during the years ended December 31, 2021 and 2020, respectively.

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

The Company measures the fair value of the Regular Plan assets by using Level 3 inputs, unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of assets, including pricing models, discounted cash flow methodologies and similar techniques.

The net periodic benefit cost of the Pension Plan was $249,000 and $268,000, and is recognized in accrued liabilities on the consolidated balance sheet as of December 31, 2021 and 2020, respectively. At December 31, 2021, the projected benefit obligation was $1.0 million, the plan assets were $886,000 and the net pension liability was $116,000. As of December 31, 2020, the projected benefit obligation was $897,000, the plan assets were $636,000, and the net pension liability was $261,000. The Company has recorded the unfunded amount as a liability in its consolidated balance sheet at December 31, 2021 and 2020, under the accrued liabilities caption. The unrealized actuarial gain and loss on pension benefits, net of tax, at December 31, 2021 and 2020 was $127,000 and $84,000, respectively. These amounts were reflected in other comprehensive loss under the caption gain (loss) on pension plans. The Company expects to make contributions to the Pension Plan of approximately $272,000 during 2022. The Company estimates future benefit payments from 2022 to 2026 to be $411,000, and from 2027 thereafter to be $538,000.

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

The net periodic benefit cost of the Top Hat Plan was $389,000 and $916,000, and is recognized in accrued liabilities on the consolidated balance sheet as of December 31, 2021 and 2020, respectively. At December 31, 2021, the projected benefit obligation was $1.7 million, the plan assets were $1.2 million and the net pension liability was $463,000. As of December 31, 2020, the projected benefit obligation was $1.7 million, the plan assets were $629,000, and the net pension liability was $1.1 million. The Company has recorded the unfunded amount as a liability in its consolidated balance sheet at December 31, 2021 and 2020, under the accrued liabilities caption. The unrealized actuarial gain and loss on pension benefits, net of tax, at December 31, 2021 and 2020 was $472,000 and $52,000, respectively. These amounts were reflected in other comprehensive loss under the caption gain (loss) on pension plans. The Company expects to make contributions to the Pension Plan of approximately $382,000 during 2022. The Company estimates future benefit payments from 2022 to 2026 to be $79,000, and from 2027 thereafter to be $281,000.

15. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company:

	Year Ended December 31,
	2021	2020
Net loss	$(128,332)	$(108,543)
Weighted average common stock outstanding, basic and diluted	39,855,403	9,988,191
Net loss per share – basic and diluted	$(3.22)	$(10.87)

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

	Year Ended December 31,
	2021	2020
Options to purchase common stock	5,692,514	3,344,765
Unvested restricted stock	89,054	408,396
	5,781,568	3,753,161

16. Subsequent events

Discontinued Development of STOPSTM drug candidate

On January 6, 2022, the Company announced that it had halted further development of its STOPSTM drug candidate, ALG-010133, in development to address chronic hepatitis B (CHB). This decision was based on emerging data from the Phase 1 Study ALG-010133-101, that indicated that at the projected efficacious dose (400 mg, estimated to achieve liver exposures >3 x EC90 for HBsAg inhibition) there was no meaningful HBsAg reduction. Furthermore, higher dosage levels (maximum feasible dose is 600 mg) that were planned to be evaluated in a subsequent cohort are very unlikely to reach the 1 log10 IU/mL HBsAg reduction level that the Company had previously defined as necessary to advance the program. No dose limiting safety findings have been identified in CHB subjects dosed at any dose level. In early January, based on this information, the Company's management reviewed the data with members of the study’s Study Review Committee, and jointly concluded that the data was not sufficient to support further development of ALG-010133. The halt of ALG-010133 will result in a charge of approximately $1.9 million related to non-cancelable purchase obligations to be recognized in the first quarter of 2022.

Merck Collaboration Agreement

In January 2022, the Company and Merck & Co. entered into a First Amendment to the Exclusive License and Research Collaboration Agreement. The agreement was expanded to include the in-license by Merck of an early-stage program with respect to a second undisclosed NASH target, on which the Company had previously been working independently on. In addition, under this expanded arrangement, Merck has the ability to add an additional third target of interest in the cardiometabolic/fibrosis space to the collaboration. Under the expanded agreement, the Company will receive a payment from Merck for the in-license of the program directed at a second undisclosed NASH target. Moreover, the Company will receive an additional payment if a third target is designated for the collaboration. With respect to each target in the collaboration, the Company will be eligible to receive up to approximately $460.0 million in development and commercialization milestones as well as tiered royalties on net sales.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10‑K. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

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

The remaining information required by this item, including information about our Directors, Executive Officers and Audit Committee, is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

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

Item 16. Form 10-K Summary.

None.

Exhibit Index

		Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	8-K	10/20/2020	3.1
3.2	Amended and Restated Bylaws.	8-K	10/20/2020	3.2
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Common Stock Certificate.	S-1/A	10/9/2020	4.2
4.3	Description of Securities.	10-K	3/23/2021	4.3
10.1(a)†	Aligos Therapeutics/Emory University License Agreement by and between Aligos Therapeutics, Inc. and Emory University, dated June 26, 2018.	S-1	9/25/2020	10.1(a)
10.1(b)†	First Amendment to License Agreement by and between Aligos Therapeutics, Inc. and Emory University, dated June 18, 2020.	S-1	9/25/2020	10.1(b)
10.2(a)†	License Agreement by and between Aligos Therapeutics, Inc. and Luxna Biotech Co., Ltd., dated December 19, 2018.	S-1	9/25/2020	10.2(a)
10.2(b)†	Amendment to License Agreement by and between Aligos Therapeutics, Inc. and Luxna Biotech Co., Ltd., dated April 8, 2020.	S-1	9/25/2020	10.2(b)
10.3	Lease between Aligos Therapeutics, Inc. and Britannia Biotech Gateway Limited Partnership, dated June 21, 2018.	S-1	9/25/2020	10.3
10.4	Amended and Restated Investors’ Rights Agreement dated October 9, 2020.	S-1/A	10/9/2020	10.4
10.5(a)#	2018 Equity Incentive Plan, as amended.	S-1	9/25/2020	10.5(a)
10.5(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under 2018 Equity Incentive Plan, as amended.	S-1	9/25/2020	10.5(b)
10.5(c)#	Form of Early Exercise Stock Option Grant Notice and Stock Option Agreement under 2018 Equity Incentive Plan, as amended.	S-1	9/25/2020	10.5(c)
10.5(d)#	Form of International Stock Option Grant Notice and Stock Option Agreement under 2018 Equity Incentive Plan, as amended.	S-1	9/25/2020	10.5(d)
10.6(a)#	2020 Incentive Award Plan.	S-1/A	10/9/2020	10.6(a)
10.6(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2020 Incentive Award Plan.	S-1/A	10/9/2020	10.6(b)
10.6(c)#	Form of Restricted Stock Award Agreement under the 2020 Incentive Award Plan.	S-1/A	10/9/2020	10.6(c)
10.6(d)#	Form of Restricted Stock Unit Award Grant Notice under the 2020 Incentive Award Plan.	S-1/A	10/9/2020	10.6(d)
10.7#	2020 Employee Stock Purchase Plan.	S-1/A	10/9/2020	10.7
10.8#	Confirmatory Employment Letter by and between Aligos Therapeutics, Inc. and Lucinda Quan, J.D., dated May 14, 2019.	S-1/A	10/9/2020	10.10
10.9#	Non-Employee Director Compensation Program.	S-1/A	10/9/2020	10.11
10.10	Form of Indemnification Agreement for directors and officers.	S-1/A	10/9/2020	10.12
10.11#	Amended and Restated Employment Agreement, effective as of February 10, 2021, by and between the Company and Leonid Beigelman.	10-Q	5/10/2021	10.1

10.12#	Amended and Restated Employment Agreement, effective as of February 10, 2021, by and between the Company and Lawrence M. Blatt.	10-Q	5/10/2021	10.2
10.13#	Employment Agreement by and between Aligos Therapeutics, Inc. and Julian Symons, D.Phil., effective as of May 14, 2019.	10-Q	5/10/2021	10.3
10.14#	Form of Change in Control and Severance Agreement.	10-Q	5/10/2021	10.4
10.15#	Consulting agreement by and between Aligos Therapeutics, Inc. and Kathleen Glaub, dated June 17, 2021.	10-Q	8/5/2021	10.1
10.16	Lease Agreement between 601 & 651 GATEWAY CENTER LP and ALIGOS THERAPEUTICS, INC., dated December 9, 2021				X
21.1	Subsidiaries of Registrant.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included on signature page to this Form 10-K).				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 has been formatted in Inline XBRL				X

† Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) is the type of information that the registrant both customarily and actually treats as private and confidential.

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

Aligos Therapeutics, Inc.

Date: March 10, 2022	By:	/s/ Lawrence M. Blatt
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

Name	Title	Date

/s/ Lawrence M. Blatt	Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2022
Lawrence M. Blatt, Ph.D.

/s/ Lesley Ann Calhoun	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2022
Lesley Ann Calhoun

/s/ Leonid Beigelman	President and Director	March 10, 2022
Leonid Beigelman, Ph.D.

/s/ K. Peter Hirth	Director	March 10, 2022
K. Peter Hirth, Ph.D.

/s/ Jack B. Nielsen	Director	March 10, 2022
Jack B. Nielsen

/s/ Carole Nuechterlein	Director	March 10, 2022
Carole Nuechterlein

/s/ Thomas Woiwode	Director	March 10, 2022
Thomas Woiwode, Ph.D.

/s/ James Scopa	Director	March 10, 2022
James Scopa

/s/ Bridget Martell	Director	March 10, 2022
Bridget Martell, M.D.