Form 10-Q
period 2022-03-31
Aligos Therapeutics, Inc.
filed 2022-05-04
CIK 1799448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 28, 2022, the registrant had 42,695,195 shares of common stock, $0.0001 par value per share, outstanding, comprised of 39,602,857 shares of voting common stock, $0.0001 par value per share and 3,092,338 shares of non-voting common stock, $0.0001 par value per share.

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

In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
the scope, progress, results and costs of developing our drug candidates or any other future drug candidates, and conducting nonclinical studies and clinical trials, including our ALG-000184 and ALG-055009 clinical trials;
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
•
our expectations regarding the potential market size and size of the potential patient populations for ALG-000184 and ALG-055009, our other drug candidates and any future drug candidates, if approved for commercial use;
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
•
any lawsuits related to our drug candidates or commenced against us, including the costs associated with our current litigation with Janssen Biopharma, LLC (Janssen);
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

These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the

i

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALIGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$104,562	$186,816
Restricted cash	1,559	164
Short-term investments	78,660	3,918
Other current assets	10,295	13,526
Total current assets	195,076	204,424
Operating lease right-of-use assets	8,760	8,789
Property and equipment, net	6,018	6,180
Long-term investments	-	15,110
Other assets	616	866
Total assets	$210,470	$235,369

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,755	$3,015
Accrued liabilities	19,239	25,394
Operating lease liabilities, current	3,157	2,769
Finance lease liabilities, current	138	138
Deferred revenue from collaborations, current	15,067	7,641
Total current liabilities	41,356	38,957
Operating lease liabilities, net of current portion	10,851	11,287
Finance lease liabilities, net of current portion	231	261
Other liabilities	134	133
Deferred revenue from collaborations, net of current portion	5,012	-
Total liabilities	57,584	50,638
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2022 (unaudited) and December 31, 2021, respectively; no shares issued and outstanding as of March 31, 2022 (unaudited) and December 31, 2021, respectively.	-	-
Common stock, $0.0001 par value; 320,000,000 shares authorized as of March 31, 2022 (unaudited) and December 31, 2021, respectively; 42,695,195 and 42,690,229 shares issued and outstanding as of March 31, 2022 (unaudited) and December 31, 2021, respectively.	4	4
Additional paid-in capital	491,365	487,347
Accumulated deficit	(338,687)	(303,072)
Accumulated other comprehensive loss	204	452
Total stockholders’ equity	152,886	184,731
Total liabilities and stockholders’ equity	$210,470	$235,369

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue from collaborations	$2,571	$910
Operating expenses:
Research and development	31,676	22,869
General and administrative	6,452	5,781
Total operating expenses	38,128	28,650
Loss from operations	(35,557)	(27,740)
Interest and other income (expense), net	(5)	111
Loss before income tax expense	(35,562)	(27,629)
Income tax expense	(53)	(45)
Net loss	(35,615)	(27,674)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	(248)	(41)
Unrealized gain on pension plans	—	2
Other comprehensive loss	(248)	(39)
Comprehensive loss	$(35,863)	$(27,713)
Net loss per share, basic and diluted	$(0.84)	$(0.74)
Weighted average shares of common stock, basic and diluted	42,511,559	37,434,261

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance as of December 31, 2021	42,690,229	$4	$487,347	$(303,072)	$452	$184,731

Issuance of common stock upon exercise of stock options	4,966	-	10	-	-	10
Stock-based compensation expense related to employee stock awards	-	-	3,480	-	-	3,480
Stock-based compensation expense related to employee stock purchases	-	-	444	-	-	444
Vesting of early exercised common stock options	-	-	84	-	-	84
Other comprehensive loss	-	-	-	-	(248)	(248)
Net loss	-	-	-	(35,615)	-	(35,615)
Balance as of March 31, 2022	42,695,195	$4	$491,365	$(338,687)	$204	$152,886

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance as of December 31, 2020	38,120,606	$4	$394,963	$(174,740)	$(188)	$220,039

Issuance of common stock upon exercise of stock options	26,599	-	96	-	-	96
Stock-based compensation	-	-	2,756	-	-	2,756
Vesting of early exercised common stock options	-	-	42	-	-	42
Other comprehensive loss	-	-	-	-	(39)	(39)
Net loss	-	-	-	(27,674)	-	(27,674)
Balance as of March 31, 2021	38,147,205	$4	$397,857	$(202,414)	$(227)	$195,220

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(35,615)	$(27,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments	9	37
Amortization of right of use assets	307	132
Depreciation expense	676	741
Stock-based compensation including ESPP	3,786	2,756
Changes in operating assets and liabilities:
Other assets	3,620	277
Right of use assets	(278)	-
Accounts payable	740	(502)
Accrued liabilities	(6,071)	(4,239)
Operating lease liabilities	(47)	(303)
Other liabilities	1	(111)
Deferred revenue from collaborations	12,438	(910)
Net cash and cash equivalents used in operating activities	(20,434)	(29,796)
Cash flows from investing activities:
Activities in available-for-sale investments:
Purchase of short-term investments	(59,889)	-
Maturities of investments	-	10,000
Purchases of property and equipment	(515)	(307)
Net cash and cash equivalents (used in) provided by investing activities	(60,404)	9,693
Cash flows from financing activities:
Payments on finance lease	(31)	(18)
Proceeds from the exercise of common stock option	10	96
Net cash and cash equivalents (used in) provided by financing activities	(21)	78
Net decrease in cash, cash equivalents, and restricted cash	(80,859)	(20,025)
Cash, cash equivalents, and restricted cash, beginning of period	186,980	220,943
Cash, cash equivalents, and restricted cash, end of period	$106,121	$200,918

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Reconciliation to amounts on the consolidated balance sheet:
Cash and cash equivalents	$104,562	$200,362
Restricted cash	1,559	556
Total cash, cash equivalents, and restricted cash	$106,121	$200,918

Supplemental disclosures of cash flow information:
Interest paid	-	-

Supplemental disclosures of noncash financing and investing activities:
Mark to market adjustment for available-for-sale investments	$(248)	$(41)
Acquisition of right of use asset through operating lease obligation	$-	$184
Vesting of early exercised options	$84	$42
Change in pension obligation	$-	$2

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

Initial public offering

On October 20, 2020, the Company closed its initial public offering (IPO) at a public offering price of $15.00 per share for net proceeds of $135.4 million, after deducting underwriting discounts and commissions. On November 5, 2020, the underwriters of the IPO partially exercised their overallotment, resulting in an additional $16.0 million in net proceeds, after deducting underwriting discounts and commissions.

Liquidity

The Company has incurred losses and negative cash flows from operations since its inception. As of March 31, 2022 and December 31, 2021, the Company had an accumulated deficit of $338.7 million and $303.1 million, respectively. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of expanded research and development activities.

As of March 31, 2022, the Company has unrestricted cash, cash equivalents and investments of approximately $183.2 million which is available to fund future operations. The Company expects to continue to spend substantial amounts to continue the nonclinical and clinical development of its current and future programs. If the Company is able to gain marketing approval for drug candidates that are being developed, it will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of the Company’s planned and anticipated clinical trials is highly uncertain, the Company cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate the Company may develop.

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

The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to requirements for interim financial statements. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2022.

Unaudited interim financial information

The accompanying consolidated balance sheet as of March 31, 2022, the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021, the consolidated statements of stockholders’ equity for the three months ended March 31, 2022 and 2021, and the consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited. The unaudited consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of March 31, 2022 and the consolidated results of its operations and cash flows for the three months ended March 31, 2022 and 2021. The consolidated financial data and other information disclosed in these notes related to the three months ended March 31, 2022 and 2021 are unaudited. The consolidated results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.

Significant Accounting Policies and Estimates

No material changes have been made to the Company’s significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, in its Annual Report on Form 10-K, filed on March 10, 2022, for the year ended December 31, 2021.

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

The Company has considered all recent accounting pronouncements issued, but not yet effective, and does not expect any to have a material effect on the Company’s condensed consolidated financial statements other than those discussed in its Annual Report on Form 10-K, filed on March 10, 2022, for the year ended December 31, 2021.

3.
Property and equipment

The components of property and equipment as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022	December 31, 2021
Leasehold improvements	$6,002	$5,940
Lab equipment	5,996	5,709
Computer equipment	994	994
Furniture and office equipment	636	472
Vehicles	305	305
Asset under construction	22	22
Total, at cost	13,955	13,442
Accumulated depreciation	(7,937)	(7,262)
Total, net	$6,018	$6,180

Depreciation expense was $676,000 and $741,000 for the three months ended March 31, 2022 and 2021, respectively. Finance leases are also included in property and equipment as vehicles and lab equipment on the condensed consolidated balance sheets.

4.
Investments

As of March 31, 2022 and December 31, 2021, amortized cost, gross unrealized gains and losses, and estimated fair values of total fixed-maturity securities were as follows (in thousands):

	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Available-for-sale securities
Certificates of deposit	$3,920	$-	$(12)	$3,908
U.S. Treasury bonds	75,028	-	(276)	74,752
	$78,948	$-	$(288)	$78,660

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Available-for-sale securities
Certificates of deposit	$3,922	$-	$(4)	$3,918
U.S. Treasury bonds	15,146	-	(36)	15,110
	$19,068	$-	$(40)	$19,028

Changes in fair value are related to changes in market interest rates. The Company expects to collect all contractual principal and interest payments.

The following is a summary of maturities of securities available-for-sale as of March 31, 2022 (in thousands):

	Available-for-sale
	Amortized Cost	Estimated Fair Value
Amounts maturing in:
One year or less	$78,948	$78,660
More than one year	-	-
Total investments	$78,948	$78,660

The Company recorded interest income of $86,000 for the three months ended March 31, 2022, and $105,000 for the three months ended March 31, 2021, as a component of interest and other income (expense), net on the Company’s condensed consolidated statement of operations and comprehensive loss.

5.
Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued compensation	$3,536	$6,329
Accrued payables	14,369	17,554
Liability for early exercised stock options	192	276
Other	1,142	1,235
Total	$19,239	$25,394

6.
Stock-based compensation

Stock options

During the three months ended March 31, 2022, the Company’s stock option compensation expense was approximately $3.4 million, and during the three months ended March 31, 2021, the Company’s stock option compensation expense was approximately $2.7 million. There was no recognized tax benefit in either of the periods. As of March 31, 2022, unamortized expense balance was $37.8 million, to be amortized over a weighted average period of 2.76 years.

Stock option activity during the three months ended March 31, 2022 is as follows:

	Shares subject to options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2022	5,692,514	$12.07	8.63	$16,763
Granted	3,642,824	$3.06
Exercised	(4,966)	$2.00
Cancelled	(90,298)	$10.94
Outstanding as of March 31, 2022	9,240,074	$8.53	8.97	$115

Options vested and expected to vest as of March 31, 2022	9,205,154	$8.55	8.97	$115
Options vested and exercisable as of March 31, 2022	2,186,541	$9.65	8.19	$83

The weighted-average grant date fair value of options granted was $2.12 per share during the three months ended March 31, 2022, and $17.33 during the three months ended March 31, 2021.

Restricted stock awards

During the three months ended March 31, 2022, the Company recorded a total stock-based compensation expense related to the restricted stock awards of $76,000. During the three months ended March 31, 2021, the Company recorded a total stock-based compensation expense related to the restricted stock awards of $90,000. As of March 31, 2022, unrecognized stock-based compensation expense related to outstanding unvested shares of restricted stock was de minimis.

The following table summarizes the Company’s restricted common stock activity for the three months ended March 31, 2022:

	Number of Awards	Weighted- Average Grant Date Fair Value	Aggregate Fair Value (in thousands)
Issued and unvested as of January 1, 2022	89,054	$1.30	$117
Restricted stock awards granted	—
Restricted stock awards vested	(67,816)	$1.30	$(88)
Issued and unvested as of March 31, 2022	21,238	$1.30	$29

During the three months ended March 31, 2022 and 2021, the Company did not issue shares of common stock, upon exercise of unvested stock options or purchases for unvested restricted stock awards. As of March 31, 2022 and December 31, 2021, there were 105,692 and 163,855 shares of Common Stock held by employees subject to repurchase at an aggregate price of approximately $192,000 and $276,000, respectively. A corresponding liability was recorded and included in accrued expenses on the condensed consolidated balance sheet as of March 31, 2022 and December 31, 2021, respectively.

Employee stock purchase plan

During the three months ended March 31, 2022, the Company recorded total stock-based compensation expense of $306,000 related to the employee stock purchase plan. The employee stock purchase plan began in the second quarter of 2021, therefore there was no compensation expense as of the three months ended March 31, 2021. No purchases of common stock were made as of the three months ended March 31, 2022.

Stock-based compensation expense was allocated as follows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Research and development	$2,001	$1,709
General and administrative	1,785	1,047
Total	$3,786	$2,756

7.
Fair value

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

The following tables present the fair value of the Company’s financial instruments that are measured or disclosed at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of March 31, 2022
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$104,562	$-	$-
Certificates of deposit	3,908	-	-
U.S. Treasury bonds	74,752	-	-
	$183,222	$-	$-

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$186,816	$-	$-
Certificates of deposit	3,918	-	-
U.S. Treasury bonds	15,110	-	-
	$205,844	$-	$-

8.
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

The Company has agreed to pay Emory up to an aggregate of $125.0 million upon the achievement of specified development, regulatory, and commercial milestones, and all ongoing patent costs. During the three months ended March 31, 2022, the Company had no expenses related to milestone payments. The Company also agreed to pay Emory tiered single-digit royalties on worldwide annual net sales of licensed products, on a quarterly basis and calculated on a product-by-product basis. With respect to licensed products containing any of a specified subset of the licensed compounds, such royalties range from a mid-single digit to a high-single digit percentage rate. With respect to licensed products which do not contain such compounds, the royalties span a range of percentage rates within the mid-single digits if a Phase 1 clinical trial is initiated for the product within three years of the effective date of the Emory License Agreement, and range from a low-single digit to a mid-single digit rate if a Phase 1 clinical trial is initiated more than three years after the effective date. During the three months ended March 31, 2022 and 2021, the Company made no payments associated with royalties and recognized no expense or accruals.

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

The Company is obligated to make payments to Luxna, in aggregate, totaling up to but no more than $55.5 million upon the achievement of specified development, regulatory, and commercial milestones. During the three months ended March 31, 2022 and 2021, the Company recognized no expenses related to milestone payments. The Company is also required to pay Luxna a low-single digit royalty percentage on net sale of applicable products, if any. During the three months ended March 31, 2022 and 2021, the Company made no payments associated with royalties.

Agreement with Katholieke Universiteit Leuven (KU Leuven)

On June 25, 2020, the Company entered into a Research, Licensing and Commercialization Agreement (KU Leuven Agreement) with KU Leuven, under which the Company is collaborating with KU Leuven’s Rega Institute for Medical Research, as well as its Centre for Drug Design and Discovery, to research and develop potential protease inhibitors for the treatment, diagnosis or prevention of coronaviruses, including of SARS-CoV-2. Unless terminated earlier by either party in accordance with provisions in the agreement, the collaboration period will terminate at the earlier of completion of all collaboration activities or 2.5 years. In connection with the KU Leuven Agreement, KU Leuven and the Company granted each other exclusive cross-licenses to use certain know-how and existing patents of the other party as well as certain joint know-how and joint patents to carry out research and development collaboration activities during the collaboration period. KU Leuven granted to the Company an exclusive (including as to KU Leuven), worldwide license under certain of KU Leuven’s know-how and existing patents, and certain joint patents and joint know-how, to manufacture and commercialize the licensed products for the treatment, diagnosis or detection of viral infections in humans. KU Leuven reserved the right to use all KU Leuven knowhow, existing KU Leuven patents, joint patents and joint know-how for academic and non-commercial research and teaching purposes. As consideration for this license, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to but no more than $30.0 million upon the achievement of certain commercial sales milestones. For each licensed product developed through KU Leuven and the Company’s collaborative effort, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to $32.0 million upon the achievement of certain development and regulatory milestones. The Company is also required to pay KU Leuven a low-to-mid-single digit royalty percentage, subject to certain adjustments, on net sales of applicable products, if any. Unless terminated earlier by either party, the agreement shall continue until the expiration of the last to expire royalty term, which is the later of the expiration or termination of the last valid patent claim covering the manufacture, use, sale or importation of the licensed product in a particular country or 10 years after the first commercial sale of a licensed product. During the three months ended March 31, 2022 and 2021, the Company recognized no expenses related to milestone payments.

Agreements with Merck

In December 2020, the Company and Merck & Co. entered into an exclusive License and Research Collaboration Agreement under which Merck and the Company agreed to apply the Company’s oligonucleotide platform technology to discover, research, optimize and develop oligonucleotides directed against a NASH target and up to one additional liver-targeted cardiometabolic and/or fibrosis target. Under the terms of the agreement, the Company received an upfront payment from Merck and may receive an additional upfront payment after finalization of a research plan for such additional target. With respect to each collaboration target, the Company will be eligible for up to $458.0 million in development and commercialization milestones as well as tiered royalties on net sales. The Company will be primarily responsible for designing, preparing and evaluating the oligonucleotide molecules and delivering optimized lead molecules, and Merck will be responsible for subsequent research, clinical development and commercialization efforts. The Company determined that the Merck agreement falls within the scope of ASC 808 and the Company analogized to ASC 606 for the accounting of payments such as upfront payments and other milestones. Revenue is recognized based on percentage of completion of the overall project. During the three months ended March 31, 2022 and 2021 the Company recognized $1.6 million and $0.9 million, respectively, of revenue from collaborative arrangements related to milestone payments.

In January 2022, the Company and Merck & Co. entered into a First Amendment to the Exclusive License and Research Collaboration Agreement. The agreement was expanded to include the in-license by Merck of an early-stage program with respect to a second undisclosed NASH target, on which the Company had previously been working independently on. In addition, under this expanded arrangement, Merck has the ability to add an additional third target of interest in the cardiometabolic/fibrosis space to the collaboration. Under the expanded agreement, the Company will receive a payment from Merck for the in-license of the program directed at a second undisclosed NASH target. Moreover, the Company will receive an additional payment if a third target is designated for the collaboration. With respect to each target in the collaboration, the Company will be eligible to receive up to approximately $460.0 million in development and commercialization milestones as well as tiered royalties on net sales. The Company determined that the First Amendment to the Merck agreement also falls within the scope of ASC 808 and the Company analogized to ASC 606 for the accounting of payments such as upfront payments and other milestones. Revenue is recognized based on the percentage of completion of the amended agreement. During the three months ended March 31, 2022 the Company recognized $1.0 million of revenue from the amended collaborative arrangement related to milestone payments.

9.
Commitments and contingencies

From time to time, the Company may have certain contingent liabilities, including legal matters that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company had no contingent liabilities requiring accrual as of March 31, 2022 and December 31, 2021. The Company enters into contracts in the normal course of business that includes arrangements with clinical research organizations, vendors for preclinical research and vendors for manufacturing. These agreements generally allow for cancellation with notice. As of March 31, 2022, the Company had no material non-cancellable purchase commitments.

10.
Income taxes

The Company has a history of losses and projects losses for the full year 2022. The Company continues to maintain a full valuation allowance on its net deferred tax assets.

11.
Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(35,615)	$(27,674)
Weighted average common stock outstanding, basic and diluted	42,511,559	37,434,261
Net loss per share - basic and diluted	$(0.84)	$(0.74)

The Company’s potentially dilutive securities, which include options to purchase common stock and unvested restricted stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of Common Stock outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential shares of Common Stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2022	2021
Options to purchase common stock	9,240,074	5,504,150
Unvested restricted stock	21,238	303,697
	9,261,312	5,807,847

12.
Discontinued Development of Drug Candidates

STOPSTM drug candidate, ALG-010133

On January 6, 2022, the Company announced that it had halted further development of its STOPSTM drug candidate, ALG-010133, which was being developed as a potential therapy for chronic hepatitis B (CHB). This decision was based on emerging data from the Phase 1 Study ALG-010133-101 indicating that at the projected efficacious dose (400 mg, estimated to achieve liver exposures >3 x EC90 for HBsAg inhibition) there was no meaningful HBsAg reduction. Furthermore, a higher dosage level (maximum feasible dose of 600 mg) that was planned to be evaluated in a subsequent cohort was assessed to be very unlikely to reach the 1 log10 IU/mL HBsAg reduction level that the Company had previously defined as necessary to advance the program. No dose limiting safety findings have been identified in CHB subjects dosed at any dose level. In early January, based on this information, the Company's management reviewed the data with members of the study’s Study Review Committee, and jointly concluded that the data were not sufficient to support further development of ALG-010133. The halt of ALG-010133 resulted in a charge of approximately $3.9 million related to non-cancelable purchase obligations that was recognized during the three months ended March 31, 2022.

Antisense Oligonucleotide (ASO) drug candidate, ALG-020572

On March 22, 2022, the Company announced that it had discontinued development of its ASO drug candidate, ALG-020572, which was being studied in subjects with CHB. Dosing in the first CHB cohort of Study ALG-020572-401 was stopped after one subject experienced a serious adverse event (SAE) with significant increase in alanine aminotransferase (ALT) following the administration of multiple doses of 210 mg ALG-020572 that resulted in a brief hospitalization. Four subjects in CHB Cohort 1, including the hospitalized subject, experienced significant ALT flares following multiple dosing; these were unexpected based on prior experience in nonclinical studies and single dose administration in healthy volunteers. Based on this information, the Company concluded that the program should be discontinued. In all four subjects, laboratory parameters and symptoms are improving, and the hospitalized subject has been discharged. The Company plans to use any cost savings from the discontinuation of the ALG-020572 program to further support clinical and small molecule preclinical development programs, all of which target novel mechanisms that have the potential to enhance the care of patients with CHB, nonalcoholic steatohepatitis and COVID-19. The halt of ALG-0020572 resulted in a charge of approximately $3.4 million related to non-cancelable purchase obligations that was recognized during the three months ended March 31, 2022.

13.
Subsequent events

In preparing the interim financial statements for the three months ended March 31, 2022, the Company evaluated subsequent events for recognition and measurement purposes during which time nothing has occurred outside of the normal course of business operations that requires disclosure.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel therapeutics to address unmet medical needs in viral and liver diseases, including in the areas of chronic hepatitis B (CHB), non-alcoholic steatohepatitis (NASH) and coronavirus (e.g., SARS-CoV-2 and related infections). We utilize our proprietary small molecule and Small Interfering Ribonucleic Acids (siRNA) platforms to develop pharmacologically optimized drug candidates for use in combination regimens designed to achieve improved treatment outcomes.

One of our areas of focus seeks to enhance the rate of functional cure for CHB, which often results in life-threatening conditions such as cirrhosis, end-stage liver disease (ESLD) and the most common form of liver cancer, hepatocellular carcinoma (HCC). The most widely used treatment for CHB, nucleos(t)ide analogs, suppress viral replication, but only achieve low rates of functional cure and often require long-term administration. To address this issue, we have developed a portfolio of differentiated drug candidates for CHB, including a small molecule Class II Capsid Assembly Modulator (CAM) and siRNA, each of which is designed against clinically validated targets in the Hepatitis B Virus (HBV) life cycle. We are also exploring small molecule approaches towards Class I CAMs and boosting immune responses via small molecule antagonists of the PD1/PD-L1 interaction. We believe that combination regimens utilizing our portfolio of CHB drug candidates, with or without other mechanisms of action, may lead to higher rates of functional cure.

The initial Phase 1a study in healthy volunteers (HVs) for our Class II CAM (ALG-000184) has been completed and a Phase 1b dose range study evaluating the safety, pharmacokinetics and antiviral activity of this drug candidate in CHB patients is ongoing. Preliminary data as of April 29, 2022 for ALG-000184, in both HVs and CHB subjects, indicate the drug has a predictable, dose proportional PK profile and was being well tolerated for up to 28 days of oral daily dosing. One unrelated SAE (hospitalization for management of pre-existing back pain) was reported. There has been no treatment emergent adverse events (TEAEs) leading to discontinuation reported, and no concerning TEAEs, laboratory abnormalities, or other safety assessments have been identified by the study’s safety committee. Preliminary antiviral activity data through completion of dosing (i.e., 28 days) are available in cohorts of Hepatitis B E-antigen (HBeAg) negative subjects (100 mg (Cohort 1) and 50 mg (Cohort 2)) and HBeAg positive subjects (100 mg (Cohort 4)). ALG-000184 was observed to have similar levels of activity at 50-100 mg doses in Cohorts 1-2, where both doses achieved HBV DNA and HBV RNA reductions of approximately 3-4 log10 IU/mL and approximately 1.5-2 log10 copies/mL, respectively. In both of these cohorts, HBV DNA and HBV RNA levels fell below the lower limit of quantitation (LLOQ) in ≥75% and 100% of subjects, respectively. In Cohort 4 (HBeAg positive subjects receiving 100 mg ALG-000184), HBV DNA and HBV RNA declined by >4 log10 IU/mL and >3 log10 copies/mL, respectively, with no plateauing of the antiviral effect throughout dosing. Enrollment in Cohort 3 (10 mg for 28 days in HBeAg negative CHB) is complete and ongoing in Cohort 5 (300 mg for 28 days in HBeAg positive CHB). We anticipate sharing interim topline data, including Cohort 3 (10 mg) at a scientific conference in mid-2022. Additionally, in order to understand the effects of longer-term dosing with ALG-000184 on safety and viral markers (e.g., HBV DNA,HBV RNA, HBsAg, and HBeAg) the Phase 1 protocol has been amended to add Part 4. If 28 day data from Part 3 continue to be favorable, in Part 4 we plan to evaluate ALG-000184 dosing for 12 weeks at the 10-100 mg and 300 mg dose levels in combination with a nucleos(t)ide analog. Dosing in Part 4 is expected to be completed during the fourth quarter of 2022.

Our preclinical activities to advance our siRNA targeted against HBV (ALG-125755) are ongoing, with the clinical trial application (CTA) filing and dosing in HV's both planned to occur in the second half of 2022.

Our second area of focus is to develop drug candidates with pan-coronavirus activity, including against Severe Acute Respiratory Syndrome coronavirus 2 (SARS-CoV-2), the virus responsible for COVID-19. Our efforts to identify a coronavirus therapeutic are focused on a small molecule approach, where we are exploring coronavirus protease inhibitors in collaboration with Katholieke Universiteit Leuven (KU Leuven), the Center for Innovation and Stimulation of Drug Discovery (CISTIM) and the Centre for Drug Design and Discovery (CD3). Our drug candidate, ALG-097558, is at least 10-fold more potent in cell-based assays than nirmatrelvir and PBI-0451 against a panel of SARS-CoV-2 variants, including the omicron strain, has broad pan-coronavirus activity, and is not projected to need ritonavir boosting. We plan to complete first in human enabling nonclinical studies leading to a phase 1 CTA filing for ALG-097558 in the second half of 2022.

Our third area of focus is in NASH, a complex, chronic liver disease where combination regimens may prove beneficial. Our most advanced drug candidate for NASH is ALG-055009, a small molecule THR-ß agonist. This drug candidate is being evaluated in a Phase 1a/1b study in HVs (oral single ascending doses) and subjects with hyperlipidemia (14 oral daily doses); dosing in both populations is currently underway. Topline data, including safety, pharmacokinetic (PK), and anti-lipid effects in hyperlipidemic subjects are anticipated in the third quarter of 2022. Based on the previously demonstrated effects of other thyromimetics on liver fat, noninvasive markers of nonalcoholic fatty liver disease (NAFLD)/NASH, and liver histology in NASH patients, we believe ALG-055009 has the potential to become an integral component of future combination regimens for NASH.

We have incurred net losses and negative cash flows from operations in each year since our formation in February 2018. Our net losses were $35.6 million and $27.7 million for the three months ended March 31, 2022 and 2021, respectively. We have had no revenue from product sales. As of March 31, 2022, we had an accumulated deficit of $338.7 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. Our net operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of our clinical trials and nonclinical studies and our other research and development expenses. We have no internal manufacturing capabilities or salesforce and outsource a substantial portion of our clinical trial work to third parties.

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

Our research and development costs may increase in future periods as we continue to invest in research and development activities and advance our nonclinical and clinical programs through clinical development. The process of conducting nonclinical studies and, eventually, clinical trials necessary to obtain regulatory approval is costly and time consuming, and the successful development of our drug candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or clinical trials or if and to what extent we will generate revenue from the commercialization and sale of any of our drug candidates.

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

Our general and administrative expenses may increase in the future as we increase our general and administrative personnel headcount to support personnel in research and development and to support our operations generally as we increase our research and development activities and activities related to the potential commercialization of our drug candidates. We may also incur increased expenses associated with operating as a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing rules and requirements of the Securities and Exchange Commission (the SEC), director and officer insurance costs, and investor and public relations costs.

Interest and other income (expense), net

Interest and other income (expense), net comprises interest income, net and other income (loss), net. Interest income, net primarily consists of interest earned on our cash, cash equivalents, and investments. Other (loss) income, net consists primarily of the change fair value of our investments.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

Operating expenses

The following table summarizes our operating expenses for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,		Change
	2022	2021	($)%

Operating expenses:
Research and development	$31,676	$22,869	$8,807	39%
General and administrative	6,452	5,781	671	12%
Total operating expenses	$38,128	$28,650	$9,478	33%

Research and development expenses

Research and development expenses were $31.7 million for the three months ended March 31, 2022, compared to $22.9 million for the three months ended March 31, 2021, an increase of $8.8 million. The increase was due to an increase of $1.2 million of additional employee-related costs, of which $0.3 million related to stock-based compensation, an increase of $7.4 million in third-party expenses due primarily to our continued increase in expenditures related to research, development and manufacturing activities associated with our CAM clinical trial activities as well as costs related to our NASH program, and our discontinued STOPs and ASO programs, leading to charges for non-cancelable purchase obligations. Refer to Note 12, Discontinued Development of Drug Candidates, for further details on our discontinued STOPs and ASO programs. We also had increases in consulting services of $0.2 million, and travel expenses of $0.2 million as our employees return to the office.

General and administrative expenses

General and administrative expenses were $6.5 million for the three months ended March 31, 2022, compared to $5.8 million for the three months ended March 31, 2021, an increase of $0.7 million. The increase was primarily due to an increase of $1.1 million in additional employee-related costs, of which $0.7 million related to stock-based compensation, a $0.7 million increase in facilities and allocated expenses, a $0.2 million increase in consulting expenses and a $0.1 million increase recruiting expenses. The increase was partially offset by a $1.6 million decrease in third-party expenses primarily due to lower legal and accounting service costs.

Interest and other income (expense), net

The following table summarizes our interest and other income (expense), net for the three months ended March 31, 2022 and 2021 (in thousands):

`	Three Months Ended
	March 31,		Change
	2022	2021	($)%
Interest income, net	$86	$105	$(19)	-18%
Other (loss) income, net	(91)	6	(97)	-1617%
Total interest and other income (expense), net	$(5)	$111	$(116)	-105%

Interest income, net decreased by $19,000 for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to the change in our portfolio of cash equivalents and investments which resulted in a lower interest yield.

Other (loss) income, net decreased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The current quarter decrease was due primarily to foreign currency exchange losses versus the U.S. dollar.

Liquidity and capital resources

Since our inception, we have not generated any revenue from product sales or any other sources and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any drug candidates for at least several years, if ever. To date, we have financed our operations through private placements of preferred stock, issuances of common stock and convertible debt. Through March 31, 2022, we had received gross proceeds of $269.1 million from sales of our preferred stock, issuances of common stock and our issuance of convertible debt. As of March 31, 2022, we had cash, cash equivalents and investments of $183.2 million.

Funding requirements

We have incurred net losses since inception. Our primary use of cash is to fund operating expenses, which consist primarily of research and development costs related to our drug candidates and our discovery programs, and to a lesser extent, general and administrative expenditures. Our expenses may increase substantially in connection with our ongoing clinical development activities related to our most advanced drug candidate ALG-000184, for which we have initiated clinical trials, as well as our research and development of our other drug candidates within our CHB, NASH and coronavirus programs.

In addition, we are incurring costs associated with operating as a public company. We expect that our expenses will increase substantially to the extent we:

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
•
build out or expand existing facilities to support our ongoing development activity; and

•
add operational, financial and management information systems and personnel, including personnel to support our drug development and any future commercialization efforts.

As of March 31, 2022, we had cash, cash equivalents and investments of $183.2 million. On October 20, 2020, we closed our IPO at a public offering price of $15.00 per share for net proceeds of $135.4 million, after deducting underwriting discounts and commissions. On November 5, 2020, the underwriters of the IPO partially exercised their overallotment, resulting in an additional $16.0 million in net proceeds, after deducting underwriting discounts and commissions. We believe that our existing cash, cash equivalents and investments will enable us to fund our planned operating expenses and capital expenditure requirements through at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Furthermore, we may elect to raise additional capital on an opportunistic basis to fund operations.

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
•
any lawsuits related to our drug candidates or commenced against us, including the costs associated with our current litigation with Janssen;
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

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net cash used in operating activities	$(20,434)	$(29,796)
Net cash (used in) provided by investing activities	(60,404)	9,693
Net cash (used in) provided by financing activities	(21)	78
Net decrease in cash, cash equivalents, and restricted cash	$(80,859)	$(20,025)

Operating activities

During the three months ended March 31, 2022, operating activities used $20.4 million of cash, primarily resulting from our net loss of $35.6 million, partially offset by net changes in operating assets and liabilities of $10.4 million, and by non-cash charges of $4.8 million. Net cash used in operating activities resulted in changes in our operating assets and liabilities of $10.4 million, consisting of an increase of $12.4 million in deferred revenue from collaborations, a decrease in other assets of $3.6 million, an increase of $0.7 million in accounts payable, partially offset by a decrease in accrued liabilities of $6.1 million. The increase in deferred revenue from collaborations was a result of our First Amendment to the Exclusive License and Research Collaboration Agreement (refer to Note 8 License and collaboration agreements, for details), partially offset by the recognition of revenue from collaborations due to progress towards the completion of the projects. The decrease in accrued liabilities and other assets was largely due to charges related to the discontinuation of our ASO and STOPs drug candidates (refer to Note 12, Discontinued Development of Drug Candidates, for details) and payment of the annual bonus in 2022 that was accrued for in 2021.

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

Investing activities

During the three months ended March 31, 2022, investing activities utilized $60.4 million of cash, primarily for $59.9 million of investment purchases and $0.5 million of property and equipment purchases.

During the three months ended March 31, 2021, investing activities provided $9.7 million of cash, consisting primarily of $10.0 million of investment maturities, offset by $0.3 million of purchases of property and equipment.

Financing activities

During the three months ended March 31, 2022, net cash used for financing activities was $21,000, consisting primarily of $31,000 for payments of our finance leases, partially offset by $10,000 in proceeds from the exercise of stock options.

During the three months ended March 31, 2021, net cash provided by financing activities was $0.1 million, consisting primarily of $0.1 million proceeds from the exercise of stock options.

Contractual obligations and commitments

We have no material changes to our contractual obligations and commitments as of March 31, 2022 as disclosed in the contractual obligations and commitment section in our Annual Report on Form 10-K filed with the SEC on March 10, 2022, except for the amount disclosed in Note 9, Commitments and Contingencies, in our unaudited condensed consolidated financial statements.

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

For a discussion of our critical accounting estimates, see “Management’s discussion and analysis of financial condition and results of operations” in our annual report on Form 10-K for the year ended December 31, 2021, previously filed with the SEC, the notes to our audited financial statements appearing in the Form 10-K and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through March 31, 2022 from those discussed in our Form 10-K.

Recently issued and adopted accounting pronouncements

For a description of the expected impact of recently adopted accounting pronouncements, see Note 2. Summary of Significant Accounting Policies in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates applicable to our investment portfolio of cash equivalents and short-term and long-term investments. As of March 31, 2022, our cash equivalents consisted primarily of money market funds, and our investments consisted of certificates of deposit and US Treasury available-for-sale securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Should U.S. interest rates decline, interest income would be reduced in future periods for short- and long-term investments which mature and the proceeds of which are reinvested in similar instruments at lower interest rates. Additionally, the fair value of our short-term and long-term investments is subject to change as a result of potential changes in market interest rates, including changes resulting from the impact of the COVID-19 pandemic. The potential change in fair value from interest-rate-sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of March 31, 2022, we estimate that a hypothetical 100 basis point adverse movement would not result in a material impact on our financial position or results of operations or cash flows. As of March 31, 2022, we had no debt outstanding, besides short-term payables arising in the normal course of business, and are therefore not exposed to interest rate risk with respect to debt.

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

Evaluation of disclosure controls and procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, except as described below, we are not currently involved in any legal proceedings that we believe are, individually or in the aggregate, material to our business, results of operations or financial condition. However, regardless of the outcome, litigation can have an adverse impact on us because of associated cost and diversion of management time.

On March 26, 2022, the Company received notice of a complaint (the Complaint) filed by Janssen Biopharma, LLC (Janssen), which generally concerned an alleged breach by certain of our employees of their obligations to Janssen as prior employees of Janssen by purporting to assign to Aligos various inventions allegedly owned by Janssen. The Complaint was filed on March 9, 2022 in the Superior Court of the State of California, County of San Mateo, against the Company, Lawrence M. Blatt, Chairman, Chief Executive Officer and Director of the Company, and Leonid Beigelman, President and Director of the Company. The Complaint alleges breach of contract by Lawrence M. Blatt and Leonid Beigelman and tortious interference with contract by the Company and seeks declaratory judgment of ownership of certain intellectual property by the Company, among other claims. The Complaint states that Janssen is seeking injunctive relief, assignment of certain intellectual property from us to Janssen and monetary damages. The Company believes the allegations in the Complaint are without merit and intends to defend itself vigorously.

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

Since inception, we have incurred significant net losses. Our net losses were $35.6 million for the three months ended March 31, 2022 and $128.3 million for the year ended December 31, 2021. As of March 31, 2022, we had a total stockholders’ equity of $152.9 million. We have funded our operations to date primarily with proceeds from the sale of common stock, preferred stock and convertible notes. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our drug candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We may continue to incur significant expenses and operating losses for the foreseeable future.

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

Our operations have consumed substantial amounts of cash since our inception. Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our initial nonclinical and clinical drug candidates. Nonclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of March 31, 2022, we had cash, cash equivalents and investments of $183.2 million. In October 2020, we issued an aggregate of 3,569,630 shares of our Series B-2 redeemable convertible preferred stock in the second tranche of our Series B convertible preferred stock financing for aggregate proceeds to us of $40.0 million. In addition, we have received net proceeds of $151.4 million from the sale of an aggregate of 11,150,000 shares of our common stock on October 20, 2020 and on November 5, 2020 as part of our IPO, and net proceeds of $77.7 million from the sale of 4,400,000 shares of our common stock on July 6, 2021 as part of a follow-on offering. We expect to continue to spend substantial amounts to continue the nonclinical and clinical development of our current and future programs. If we are able to gain marketing approval for drug candidates that we develop, we will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate we develop.

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
•
any lawsuits related to our drug candidates or commenced against us, including the costs associated with our current litigation with Janssen;
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
•
the timing and amount of any milestone, royalty or other payments due under any current or future collaboration or license agreement, including our existing license agreements with Emory University (Emory) and KU Leuven;
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
•
expenditures that we may incur in any lawsuits related to our drug candidates or commenced against us, including the costs associated with our current litigation with Janssen;
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

Our business could be materially adversely affected by the effects of health pandemics or epidemics, including the current outbreak of COVID-19, which the World Health Organization declared a global pandemic and which has prompted severe lifestyle and commercial restrictions aimed at reducing the spread of the disease. In March 2020, the San Francisco Bay Area counties issued a joint shelter-in-place order, which was subsequently followed by a California state-wide shelter order, and other state and local governments implemented similar orders which, among other things, directed individuals to shelter at their places of residence, directed businesses and governmental agencies to cease non-essential operations at physical locations, prohibited certain non-essential gatherings, and ordered cessation of non-essential travel. As a result of these developments, we implemented work-from-home policies for most of our employees. Since the availability of COVID-19 vaccines, almost all of our employees have been fully vaccinated and as a result, we are allowing such employees to return to work . However, as the global COVID-19 pandemic and orders and guidance from state and local governments continue to evolve, we may need to reverse course and again implement work-from-home policies as necessary. For example, given the Omicron variant of COVID-19, we again implemented work-from-home policies for our employees in January 2022. While we have allowed our employees to return to work at our U.S. facility as of March 2022, we continue to monitor the COVID-19 situation and may once again reverse course as necessary. Government-imposed quarantines and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions, the potential impact of changing government orders in response to upticks in COVID-19 cases and other limitations on our ability to conduct our business in the ordinary course. Although we do not anticipate any impacts to our clinical programs, these and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition in the future.

Quarantines, shutdowns and shelter-in-place and similar government orders related to COVID-19 or other infectious diseases, or the perception that such events, orders or other restrictions on the conduct of business operations could occur, could adversely impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. Restrictions resulting from the COVID-19 outbreak may at any time disrupt our supply chain and delay or limit our ability to obtain sufficient materials for our drug candidates.

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

Our clinical development efforts across our drug candidates are in an early stage. We have initiated clinical trials for our most advanced drug candidates in many countries (e.g., New Zealand, Hong Kong, the United Kingdom). Our other programs are in the discovery or nonclinical development stage. We have invested substantially all of our efforts and financial resources in the identification of targets and nonclinical development of therapeutics to address hepatological indications and viral diseases. However, the biology of these indications and diseases is complex and not completely understood, and our current and future drug candidates may never achieve expected or functional levels of efficacy or achieve an acceptable safety profile. For example, our CHB portfolio previously included our STOPSTM drug candidate, ALG-010133, one of our proprietary s-antigen transport-inhibiting oligonucleotide polymers that was in a Phase 1b dose range finding trial (NCT04485663) evaluating subjects with CHB as well as our proprietary antisense oligonucleotide, ALG-020572, that was in a Phase 1a/1b umbrella study (NCT05001022) and for which dosing in CHB patients were initiated as part of the multiple ascending dose portion of such study. However, in January 2022, we announced we halted further development of ALG-010133 based on data from such trial indicating insufficient antiviral activity to warrant further development of such drug candidate. And, in March 2022, we announced our discontinuation of further development of ALG-020572 due to an unanticipated serious adverse event involving significant increase in alanine aminotransferase (ALT) in one CHB subject and several additional subjects experiencing ALT flares. Our use of clinically validated targets to pursue treatments of these indications and diseases does not guarantee efficacy or safety or necessarily reduce the risk that our current or future drug candidates will not achieve expected or functional levels of efficacy or achieve an acceptable safety profile.

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

We are evaluating drug candidates in clinical trials in many countries (e.g., New Zealand, Hong Kong, the United Kingdom). As a company, we have limited experience in preparing, submitting and prosecuting regulatory filings. Specifically, we have not previously submitted a new drug application (NDA) to the FDA or similar approval filings to a comparable foreign regulatory authority for any drug candidate. An NDA or other relevant regulatory filing must include extensive nonclinical and clinical data and supporting information to establish that the drug candidate is safe and effective for each desired indication. The NDA or other comparable regulatory filing must also include significant information regarding the chemistry, manufacturing and controls for the product. We have had limited interactions with the FDA and cannot be certain how many clinical trials of any of our drug candidates will be required or whether the FDA will agree with the design or implementation of our clinical trials. In addition, we cannot be certain that our current or future drug candidates will be successful in clinical trials such that the information contained in an NDA or comparable regulatory filing would support approval, and thus we cannot guarantee that any of our drug candidates will receive regulatory approval. Further, even if our current or future drug candidates are successful in clinical trials, such candidates may not receive regulatory approval. If we do not receive regulatory approvals for current or future drug candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approval to market a drug candidate, our revenue will depend, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights, as well as the availability of competitive products, third-party reimbursement and adoption by physicians.

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

In order to obtain approval from the FDA and other major regulatory agencies in non-U.S. countries to market a new drug candidate, we must demonstrate proof of safety and efficacy in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a drug candidate, we must complete extensive nonclinical studies that support our planned INDs or CTAs in the United States and other countries. At this time, we are evaluating drug candidates in clinical trials in many countries (e.g., New Zealand, Hong Kong, the United Kingdom). The rest of our programs are in nonclinical research or earlier stages of development, including our other chronic hepatitis B (CHB) drug candidates and our coronavirus drug candidates. We cannot be certain of the timely completion or outcome of our nonclinical studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our nonclinical studies will ultimately support further development of our programs. In addition, the FDA may decline to accept the data we obtain from foreign clinical studies in support of an IND or NDA in the United States, which may require us to repeat or conduct additional nonclinical studies or clinical trials that we did not anticipate in the United States. As a result, we cannot be sure that we will be able to submit INDs in the United States, or CTAs or similar applications in other jurisdictions, on the timelines we expect, if at all, and we cannot be sure that submission of INDs, CTAs or similar applications will result in the FDA or other regulatory authorities allowing additional clinical trials to begin.

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

To obtain the requisite regulatory approvals to commercialize any of our drug candidates, we must demonstrate through extensive nonclinical studies and clinical trials that our products are safe and effective in humans. Clinical trials are expensive and can take many years to complete, and their outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful. For example, in January 2022, we halted further development of ALG-010133. This decision was based on emerging data from the Phase 1 Study ALG-010133-101, that indicated that at the projected efficacious dose (400 mg, estimated to achieve liver exposures >3 x EC90 for HBsAg inhibition) there was no meaningful HBsAg reduction. Furthermore, higher doses levels (maximum feasible dose is 600 mg) that were planned to be evaluated in a subsequent cohort were very unlikely to reach the 1 log10 IU/mL HBsAg reduction level that we had previously defined as necessary to advance the program. As another example, in March 2022, we discontinued further development of our ASO drug candidate for CHB, ALG-020572, due to an unanticipated serious adverse event involving significant increase in alanine aminotransferase (ALT) in one CHB subject and several other subjects experiencing ALT flares in the same study.

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

Further, we are currently conducting clinical trials of in many countries (e.g., New Zealand, Hong Kong, the United Kingdom). We may also in the future conduct clinical trials in other countries and territories which presents additional risks that may delay completion of our clinical trials. These risks include the possibility that we could be required to conduct additional nonclinical studies before initiating any clinical trials, may be unable to enroll and retain patients as a result of differences in healthcare services, research guidelines or cultural customs, or may face additional administrative burdens associated with comparable foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

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

Specifically, the clinical trial sites for our current drug trials, including for ALG-000184 and ALG‑055009 and future planned trials may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward COVID-19 efforts, travel or quarantine restrictions imposed by national, federal, state or local governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. Some of our third-party manufacturers we use for the supply of materials for drug candidates or other materials necessary to manufacture product to conduct clinical trials are located in countries affected by COVID-19, and, should they experience disruptions such as temporary closures or suspension of services, we would likely experience delays in advancing these trials.

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

We have invested, and will continue to invest, a significant portion of our time and financial resources in the pursuit of a treatment for NASH, including ALG-055009, our THR-b agonist which is currently in a Phase 1 trial. If we cannot successfully develop, obtain regulatory approval for and commercialize our drug candidates for the treatment of NASH, our business may be harmed. The mechanism of action of our NASH drug candidates is complex, and we do not know the degree to which it will translate into a therapeutic benefit, if any, in NASH or any other indication, and we do not know the degree to which the complex mechanism of action may contribute to long-term safety issues or adverse events when our drug candidates are taken for prolonged periods, as is inherent in the treatment of NASH.

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

In response to the outbreak of COVID-19, the disease caused by the virus SARS-CoV-2, we are pursuing various potential therapies to address the disease, including our drug candidate ALG-097558, an oral protease inhibitor which we have selected as our drug candidate to move forward into development. Our identification and development of these potential therapies is at an early stage, and we may be unable to produce in a timely manner a therapy that successfully treats the virus or that has broad clinical applicability, if at all.

For example, in June 2020, we entered into a Research, Licensing and Commercialization Agreement (the KU Leuven Agreement) with Katholieke Universiteit Leuven (KU Leuven) under which we are collaborating with KU Leuven’s Rega Institute for

Medical Research, as well as its Centre for Drug Design and Discovery, to research, develop, manufacture and commercialize potential protease inhibitors for the treatment of coronaviruses, including SARS-CoV-2. The KU Leuven Agreement may not result in a therapy that successfully treats SARS-CoV-2. While ALG-097558 has been selected as our drug candidate to move forward into development, the KU Leuven Agreement may ultimately not result in a therapy that successfully treats SARS-CoV-2. Further, if the KU Leuven Agreement does result in such a therapy, the therapy may not be developed and commercialized in a timely manner, or at all.

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

In addition, another party may be successful in producing a more efficacious therapy for COVID-19 or a therapy with a more convenient or preferred route of administration or in producing a therapy in a more timely manner, which may lead to the diversion of funding away from us and toward other companies or lead to decreased demand for our potential therapies. For instance, on December 22, 2021, Pfizer, Inc. received an emergency use authorization from the FDA for Paxlovid, an orally administered COVID-19 protease inhibitor. Similarly, Merck (together with Ridgeback Bio), is developing the drug Molnupiravir, an oral antiviral drug which similarly has been issued an emergency use authorization by the FDA on December 23, 2021. Also, Enanta Pharmaceuticals recently announced dosing of its first subject in a Phase 1 clinical trial for EDP-235 which is its lead oral protease inhibitor specifically designed for the treatment of COVID-19, and that EDP-235 received FDA Fast Track Designation. Additionally, Pardes Biosciences protease inhibitor, PBI-0451, is currently in Phase 1 clinical study with top-line results expected to be reported in the first quarter of 2022 and where early results showing potential for an unboosted oral regimen against COVID-19. Furthermore, Novartis is working on a once a day, pan-coronavirus, main protease inhibitor pill and plans to start human testing in 2022; Shionogi has filed for manufacture and sales approval in Japan for its oral therapeutic drug for COVID-19, S-217622, a 3CL protease inhibitor for which Shiongoi has completed the analysis of primary endpoints in its Phase 2b part of a Phase 2/3 clinical trial; and Ascletis Pharma Inc. recently announced that is oral small molecule drug candidate ASC11, a 3CL protease inhibitor, demonstrated potential to be effective treatment for COVID-19 and expects to file an IND in the second half of 2022 and complete a Phase 1 clinical trial in healthy subjects by end of 2022. Faced with such competitor efforts, the value and/or market potential of our COVID-19 protease inhibitor program which is further behind in terms of the development process may be adversely impacted. Further, other therapies that are more affordable than our potential therapies may be used to treat COVID-19, including existing generic drugs, which could also hurt the funding of and demand for our potential therapies. In addition to BioNTech SE (together with Pfizer Inc.), Moderna, Inc. and Janssen Pharmaceutical Companies of Johnson & Johnson, there are efforts by several other public and private entities to develop a therapy or vaccine for COVID-19, including Alexion Pharmaceuticals Inc., Atea Pharmaceuticals, Inc. (together with Roche), Incyte Corporation, Sanofi S.A., Regeneron Pharmaceuticals, Inc., Amgen Inc. (together with Adaptive Biotechnologies Corporation), AbCellera Biologics, Inc. (together with Eli Lilly and Company), Vir Biotechnology, Inc. (together with Alnylam Pharmaceuticals, GSK, Biogen Inc. and WuXi Biologics Ltd.), Altimmune, Inc., AstraZeneca PLC (together with Oxford University), GlaxoSmithKline (GSK) (together with Sanofi S.A.), Heat Biologics, Inc., Inovio Pharmaceuticals, Inc., Novavax, Inc., Regeneron Pharmaceuticals Inc., Synairgen plc, Takeda Pharmaceutical Company Limited, Vaxart, Inc., and Veru Inc., many of which are further along in the development process than we are. These other entities may be more successful at developing, manufacturing or commercializing a therapy for COVID-19, especially given that several of these other organizations are much larger than we are and have access to larger pools of capital, including U.S. government funding, and broader manufacturing infrastructure. The success or failure of other entities, or perceived success or failure, may adversely impact our ability to obtain any future funding for our development and manufacturing efforts or to ultimately commercialize a therapy for COVID-19, if approved.

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

From time to time, we may disclose interim data from our clinical trials, including the preliminary data with respect to our CAM candidate, ALG-000184 and our THR-b agonist candidate ALG‑055009. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more data on existing patients become available. Adverse differences between interim data and final data could significantly harm our business, financial condition, results of operations and prospects. From time to time, we may also publicly disclose preliminary or “topline” data from our clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same clinical trials, or different conclusions or considerations may qualify such topline results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.

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

Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. For example, we are currently conducting clinical trials in multiple countries (e.g., New Zealand, Hong Kong, the United Kingdom), and plan to conduct additional clinical trials in several other countries and territories within the Asia Pacific and/or Europe and our conduct of the trials must satisfy specific requirements in order for the FDA to accept the data in support of an IND or NDA in the United States. Further, any regulatory approval for our drug candidates may be withdrawn. If we fail to comply with the applicable regulatory requirements, our target market will be reduced and our ability to realize the full market potential of our drug candidates will be harmed and our business, financial condition, results of operations and prospects could be harmed.

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

Additionally, because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or drug candidates or for indications that later prove to have greater commercial potential. For example, we are currently focused on the development of our current drug candidates for hepatological indications. In addition, we are pursuing other drug candidates for viral diseases. However, the advancement of these drug candidates may ultimately prove to be unsuccessful or less successful than another program in our pipeline that we might have chosen to pursue on a less aggressive basis. However, due to the significant resources required for the development of our drug candidates, we must focus on specific diseases and disease pathways and decide which drug candidates to pursue and the amount of resources to allocate to each. Our near-term objective is to demonstrate favorable risk/benefit profiles through Phase 1 clinical trials of our drug candidates ALG-000184 and ALG‑055009. Our estimates regarding the potential market for our drug candidates could be inaccurate and our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular drug candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, any potential decision to delay or terminate development of a drug candidate or program may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. Further, if we do not accurately evaluate the commercial potential for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate. Alternatively, we may allocate internal resources to a drug candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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

We may be required to make significant payments under our license agreements with Emory University and KU Leuven

We entered into a License Agreement with Emory in June 2018 (the Emory License Agreement), and a Research, Licensing and Commercialization Agreement (KU Leuven Agreement) with KU Leuven in June 2020. Under the Emory License Agreement and KU Leuven Agreement, we are subject to significant obligations, including milestone payments, royalty payments, and certain other agreed-to costs. For more information regarding our license agreements, please see the section titled “Business—License agreements and collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2021, previously filed with the SEC. If these payments become due under the terms of either the Emory University License Agreement or KU Leuven Agreement, we may not have sufficient funds available to meet our obligations and our development efforts may be materially harmed. Furthermore, if we are forced to raise additional funds, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market drug candidates that we would otherwise develop and market ourselves.

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

We do not have the ability to independently conduct certain nonclinical studies and clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs, to conduct or otherwise support certain nonclinical studies and clinical trials for our drug candidates, including ALG‑000184 and ALG‑055009, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our nonclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our nonclinical studies or clinical trials, we could be subject to untitled and warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

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

Our success depends in significant part on our ability and the ability of our current or future collaborators and licensors to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to our drug candidates and technology and to operate our business without infringing, misappropriating, or otherwise violating the intellectual property rights of others. If we and our current or future collaborators and licensors are unable to obtain and maintain sufficient intellectual property protection for our drug candidates or other drug candidates that we may identify, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize drug candidates similar or identical to ours, and our ability to successfully commercialize our drug candidates and other drug candidates that we may pursue may be impaired. While we own some issued or allowed patents with respect to our programs, including our CHB and NASH programs, we do not own or in-license any issued patents with claims that specifically recite our ALG‑125755 drug candidate. We can provide no assurance that any of our other current or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. We cannot be certain that there is no invalidating prior art of which we and the patent examiner are unaware or that our interpretation of the relevance of prior art is correct. If a patent or patent application is determined to have an earlier priority date, it may prevent our patent applications from issuing at all or issuing in a form that provides any competitive advantage for our drug candidates. Failure to obtain additional issued patents could have a material adverse effect on our ability to develop and commercialize our drug candidates. Even if our patent applications do issue as patents, third parties may be able to challenge the validity and enforceability of our patents on a variety of grounds, including that such third party’s patents and patent applications have an earlier priority date, and if such challenges are successful, we may be required to obtain one or more licenses from such third parties, or be prohibited from commercializing our drug candidates.

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

In addition to patent and other intellectual property rights we own or co-own, we have licensed, and may in the future license, patent and other intellectual property rights to and from other parties. In particular, we have in-licensed significant intellectual property rights from Emory and KU Leuven. Licenses may not provide us with exclusive rights to use the applicable intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our drug candidates, products (if approved) and technology in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products or technologies.

In addition, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications or to maintain, defend and enforce the patents that we license to or from third parties, and we may have to rely on our partners to fulfill these responsibilities. For example, under the Emory License Agreement, we obtained a license from Emory University under patents relevant to certain aspects of our small molecule CHB program. Although we direct prosecution of patents licensed under the Emory License Agreement, we are obligated to consult with Emory University with respect to prosecution of these patents and Emory and its counsel are responsible for making all filings related to such prosecution. Similarly, although we will control the prosecution of jointly developed patents resulting from our collaboration with the Rega Institute for Medical Research and the Centre for Drug Design and Discovery under the KU Leuven Agreement, we are obligated to consult with such parties with respect to prosecution of these patents. Consequently, any such licensed patents and applications may not be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our current or future licensors, licensees or collaborators fail to prepare, file, prosecute, maintain, enforce, and defend licensed patents and other intellectual property rights, such rights may be reduced or eliminated, and our right to develop and commercialize any of our drug candidates or technology that are the subject of such licensed rights could be adversely affected. In addition, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights.

If we fail to comply with our obligations, including the obligation to make various milestone payments and royalty payments, under any of the agreements under which we license intellectual property rights from third parties, such as the Emory License Agreement or KU Leuven Agreement, the licensor may have the right to terminate the license. Under some of our in-license agreements, as a sublicensee, we may be obligated to comply with applicable requirements, limitations or obligations of our sublicensors to other third parties. Further, under in-licenses under which we sublicense certain rights, we rely on our sublicensors to comply with their obligations under their upstream license agreements, where we may have no relationship with the original licensor of such rights. If our sublicensors fail to comply with their obligations under their upstream license agreements, and the upstream license agreements are consequently terminated, such termination may result in the termination of our sublicenses.

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

In addition, if our licensors fail to abide by the terms of the license, if the licensors fail to prevent infringement by third parties or if the licensed patents or other rights are found to be invalid or unenforceable, our business, competitive position, financial condition, results of operations and prospects could be materially harmed. For more information regarding our license agreements, see the section titled “Business—License agreements and collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2021, previously filed with the SEC.

If we are unable to obtain licenses from third parties on commercially reasonable terms or at all, our business could be harmed.

It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products (if approved), in which case we would be required to obtain a license from these third parties. The licensing of third-party intellectual property rights is a competitive area, and more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. More established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to license such technology, or if we are forced to license such technology on unfavorable terms, our business could be materially harmed. If we are unable to obtain a necessary license, we may be unable to develop or commercialize the affected drug candidates, which could materially harm our business, and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation. Even if we are able to obtain a license, it may be or become non-exclusive, thereby giving our competitors access to the same technologies licensed to us. For example, under the Emory License Agreement we currently have an exclusive license with respect to certain patents and a non-exclusive license with respect to certain of Emory’s specified know-how. Beginning in June 2022, the license to such patents will become non-exclusive with respect to all fields except for the treatment and prevention of HBV. For more information regarding our license agreements, see the section titled “Business—License agreements and collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2021, previously filed with the SEC. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

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

As another example, in March 2022, Janssen Biopharma, LLC (Janssen) brought an action against our company, Lawrence M. Blatt, Ph.D., Chairman, Chief Executive Officer and Director of our company, and Leonid Beigelman, Ph.D., President and Director of our company, which generally concerns an alleged breach by certain our employees of their obligations to Janssen as prior employees of Janssen by purporting to assign to Aligos various inventions allegedly owned by Janssen. As a result, Janssen is seeking, among other things, injunctive relief (including declaratory judgment of ownership of certain of our intellectual property) and monetary damages.

Janssen has considerable resources available to it; we, on the other hand, are an early-stage company with comparatively few resources available to us to engage in costly and protracted litigation. Such intellectual property related claims asserted against us could be costly to defend and could limit our ability to use some technologies in the future. They will be time consuming, will divert our chief executive officer’s, our president’s, management’s and scientific personnel’s attention, may be used by Janssen in an effort to generate negative publicity with our investors, and may result in liability for substantial damages. For example, we may incur significant expense and substantial time in defending against our current intellectual property dispute with Janssen. We anticipate that Janssen may use litigation, including filing amended or new complaints, other court filings, public statements and press releases, regardless of merit in an attempt to disrupt our business and create uncertainty about our future prospects, which could create volatility in the trading price of our common stock or damage to our reputation. In addition, in the event of an unfavorable judgment, Janssen could obtain an injunction against the use of any alleged Janssen intellectual property that could affect our ability to develop or commercialize our drug candidates.

An adverse judgment in the Janssen proceeding could require us to pay damages, attorneys’ fees, costs and expenses, or result in injunctive relief and the assignment of intellectual property from us to Janssen, or generate negative publicity, any of which could materially adversely affect our business, financial condition, results of operations and prospects. For more information on our current legal and regulatory proceedings, see Part II, Item 1 — “Legal Proceedings.”

If we fail in prosecuting or defending any such claims described above, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs, delay development of our drug candidates and be a distraction to management. Any of the foregoing events would harm our business, financial condition, results of operations and prospects.

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

As of March 31, 2022, we had 95 full-time employees, including 76 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our corporate headquarters and other facilities are located in the San Francisco Bay Area, which in the past has experienced both severe earthquakes and wildfires. We are also conducting clinical trials in New Zealand, an area also known for earthquakes. We do not carry earthquake insurance, and as such we would have to pay the full amount of any resultant liability out of pocket, which could significantly impair our financial condition. In addition, earthquakes, wildfires or other natural disasters could severely disrupt our operations. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our enterprise financial systems or manufacturing resource planning and enterprise quality systems, that delayed our clinical trials, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business, results of operations, financial condition and prospects. Furthermore, integral parties in our supply chain are similarly vulnerable to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our business.

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

•
disputes or other developments related to proprietary rights, including patents, litigation matters including the Janssen litigation, and our ability to obtain intellectual property protection for our technologies;
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

As of March 31, 2022, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 41.1% of our outstanding common stock (assuming all shares of non-voting common stock are converted into voting common stock in accordance with the terms of our amended and restated certificate of incorporation). As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

The dual class structure of our common stock may limit an investor’s ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Consequently, the exercise by holders of our non-voting common stock of their option to make this conversion will have the effect of increasing the relative voting power of such holders, and correspondingly decreasing the voting power of the holders of our common stock, which may limit an investor’s ability to influence corporate matters. As of March 31, 2022, we had 3,092,338 shares of non-voting common stock outstanding. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Exchange Act of 1934, as amended (the Exchange Act), and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline.

As of March 31, 2022, approximately 11.6 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Pursuant to Section 404 of Sarbanes-Oxley, our management is required to report upon the effectiveness of our internal control over financial reporting beginning with the annual report for our fiscal year ending December 31, 2021. When we lose our status as an “emerging growth company,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff, all of which will entail additional expense.

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

The ongoing armed conflict between Russia and Ukraine could adversely affect our business, financial condition, and results of operations.

On February 24, 2022, Russian military forces launched a military action in Ukraine, and sustained conflict and disruption in the region is likely. The length, impact, and outcome of this ongoing military conflict is highly unpredictable, and could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, trade disputes or trade barriers, changes in consumer or purchaser preferences, as well as an increase in cyberattacks and espionage.

Russia’s recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military action against Ukraine have led to substantial expansion of sanction programs imposed by the United States, the European Union, the United Kingdom, Canada, Switzerland, Japan, and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including, among others:

•
blocking sanctions against some of the largest state-owned and private Russian financial institutions (and their subsequent removal from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system) and certain Russian businesses, some of which have significant financial and trade ties to the European Union;
•
blocking sanctions against Russian and Belarusian individuals, including the Russian President, other politicians, and those with government connections or involved in Russian military activities; and
•
blocking of Russia’s foreign currency reserves as well as expansion of sectoral sanctions and export and trade restrictions, limitations on investments and access to capital markets, and bans on various Russian imports.

In retaliation against new international sanctions and as part of measures to stabilize and support the volatile Russian financial and currency markets, the Russian authorities also imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia, imposed various restrictions on transacting with non-Russian parties, banned exports of various products, and imposed other economic and financial restrictions. The situation is rapidly evolving, additional sanctions by Russia on the one hand, and by the other countries on the other hand, could adversely affect the global economy, financial markets, energy supply and prices, certain critical materials and metals, supply chains, and global logistics and could adversely affect our business, financial condition, and results of operations.

We are actively monitoring the situation in Ukraine and Russia and assessing its impact on our business, including our business partners and customers. For example, we originally planned to have trial sites in Ukraine and Moldova for the conduct of our current and future clinical studies. However, given the conflict between Ukraine and Russia, conducting studies in Ukraine and Moldova has not been possible thereby impacting our ability to conduct clinical trials despite our efforts to mitigate its impact. Such impact on our ability to conduct our clinical trials as planned could consequently materially impact our development programs and business. We have no way to predict the progress or outcome of the military conflict in Ukraine or its impacts in Ukraine, Russia, Belarus, Europe, or the U.S. The extent and duration of the military action, sanctions, and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time.

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

Issuer purchasers of equity securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Provided Herewith
			Form	Date		Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	10/20/2020	3.1

3.2	Amended and Restated Bylaws.	8-K	10/20/2020	3.2

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/9/2020	4.2

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 has been formatted in Inline XBRL.				X

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

ALIGOS THERAPEUTICS, INC.

Date: May 4, 2022	By:	/s/ Lawrence Blatt
Lawrence Blatt
Chairman and Chief Executive Officer

Date: May 4, 2022	By:	/s/ Lesley Ann Calhoun
Lesley Ann Calhoun
Chief Financial Officer