Form 10-Q
period 2022-06-30
Aligos Therapeutics, Inc.
filed 2022-08-04
CIK 1799448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, the registrant had 42,809,339 shares of common stock, $0.0001 par value per share, outstanding, comprised of 39,717,001 shares of voting common stock, $0.0001 par value per share and 3,092,338 shares of non-voting common stock, $0.0001 par value per share.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALIGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$71,172	$186,816
Restricted cash	21	164
Short-term investments	88,172	3,918
Other current assets	8,320	13,526
Total current assets	167,685	204,424
Operating lease right-of-use assets	8,441	8,789
Property and equipment, net	5,781	6,180
Long-term investments	-	15,110
Other assets	616	866
Total assets	$182,523	$235,369

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,762	$3,015
Accrued liabilities	12,824	25,394
Operating lease liabilities, current	2,796	2,769
Finance lease liabilities, current	138	138
Deferred revenue from collaborations, current	13,133	7,641
Total current liabilities	31,653	38,957
Operating lease liabilities, net of current portion	10,302	11,287
Finance lease liabilities, net of current portion	201	261
Other liabilities	133	133
Deferred revenue from collaborations, net of current portion	3,253	-
Total liabilities	45,542	50,638
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2022 (unaudited) and December 31, 2021, respectively; no shares issued and outstanding as of June 30, 2022 (unaudited) and December 31, 2021, respectively.	-	-
Common stock, $0.0001 par value; 320,000,000 shares authorized as of June 30, 2022 (unaudited) and December 31, 2021, respectively; 42,808,288 and 42,690,229 shares issued and outstanding as of June 30, 2022 (unaudited) and December 31, 2021, respectively.	4	4
Additional paid-in capital	495,538	487,347
Accumulated deficit	(358,611)	(303,072)
Accumulated other comprehensive loss	50	452
Total stockholders’ equity	136,981	184,731
Total liabilities and stockholders’ equity	$182,523	$235,369

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue from collaborations	$3,693	$1,545	$6,264	$2,455
Operating expenses:
Research and development	16,510	24,554	48,186	47,422
General and administrative	7,576	6,556	14,028	12,337
Total operating expenses	24,086	31,110	62,214	59,759
Loss from operations	(20,393)	(29,565)	(55,950)	(57,304)
Interest and other income (expense), net	516	(225)	510	(114)
Loss before income tax expense	(19,877)	(29,790)	(55,440)	(57,418)
Income tax expense	(47)	(28)	(99)	(74)
Net loss	(19,924)	(29,818)	(55,539)	(57,492)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	(154)	(26)	(402)	(66)
Unrealized gain on pension plans	—	2	—	3
Other comprehensive loss	(154)	(24)	(402)	(63)
Comprehensive loss	$(20,078)	$(29,842)	$(55,941)	$(57,555)
Net loss per share, basic and diluted	$(0.47)	$(0.79)	$(1.30)	$(1.53)
Weighted average shares of common stock, basic and diluted	42,665,598	37,619,039	42,590,479	37,526,650

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of March 31, 2022	42,695,195	$4	$491,365	$(338,687)	$204	$152,886

Issuance of common stock upon exercise of stock options	625	-	1	-	-	1
Issuance of common stock related to ESPP purchase	112,468	-	111	-	-	111
Stock-based compensation expense related to employee stock awards	-	-	3,554	-	-	3,554
Stock-based compensation expense related to employee stock purchases	-	-	447	-	-	447
Vesting of early exercised common stock options	-	-	60	-	-	60
Other comprehensive loss	-	-	-	-	(154)	(154)
Net loss	-	-	-	(19,924)	-	(19,924)
Balance as of June 30, 2022	42,808,288	$4	$495,538	$(358,611)	$50	$136,981

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2021	42,690,229	$4	$487,347	$(303,072)	$452	$184,731

Issuance of common stock upon exercise of stock options	5,591	-	11	-	-	11
Issuance of common stock related to ESPP purchase	112,468	-	111	-	-	111
Stock-based compensation expense related to employee stock awards	-	-	7,034	-	-	7,034
Stock-based compensation expense related to employee stock purchases		-	891	-	-	891
Vesting of early exercised common stock options	-	-	144	-	-	144
Other comprehensive loss	-	-	-	-	(402)	(402)
Net loss	-	-	-	(55,539)	-	(55,539)
Balance as of June 30, 2022	42,808,288	$4	$495,538	$(358,611)	$50	$136,981

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance as of March 31, 2021	38,147,205	$4	$397,857	$(202,414)	$(227)	$195,220
Issuance of common stock upon exercise of stock options	52,916	-	213	-	-	213
Stock-based compensation	-	-	3,209	-	-	3,209
Vesting of early exercised common stock options	-	-	84	-	-	84
Other comprehensive loss	-	-	-	-	(24)	(24)
Net loss	-	-	-	(29,818)	-	(29,818)
Balance as of June 30, 2021	38,200,121	$4	$401,363	$(232,232)	$(251)	$168,884

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit

Balance as of December 31, 2020	38,120,606	$4	$394,963	$(174,740)	$(188)	$220,039

Issuance of common stock upon exercise of stock options	79,515	-	309	-	-	309
Stock-based compensation	-	-	5,965	-	-	5,965
Vesting of early exercised common stock options	-	-	126	-	-	126
Other comprehensive loss	-	-	-	-	(63)	(63)
Net loss	-	-	-	(57,492)	-	(57,492)
Balance as of June 30, 2021	38,200,121	$4	$401,363	$(232,232)	$(251)	$168,884

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(55,539)	$(57,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments	(15)	61
Amortization of right of use assets	626	287
Depreciation expense	1,246	1,511
Stock-based compensation including ESPP	7,786	6,205
Changes in operating assets and liabilities:
Other assets	5,595	(221)
Right of use assets	(278)	-
Accounts payable	(253)	(1,834)
Accrued liabilities	(12,425)	1,862
Operating lease liabilities	(957)	(626)
Other liabilities	-	(112)
Deferred revenue from collaborations	8,745	(2,455)
Net cash and cash equivalents used in operating activities	(45,469)	(52,814)
Cash flows from investing activities:
Activities in available-for-sale investments:
Maturities of investments	5,245	10,000
Purchase of short-term investments	(74,776)	-
Activities in held-to-maturity investments:
Maturities of investments	-	10,000
Purchases of property and equipment	(849)	(459)
Net cash and cash equivalents (used in) provided by investing activities	(70,380)	19,541
Cash flows from financing activities:
Proceeds from ESPP purchase	111	-
Payments of deferred offering costs	-	(99)
Payments on finance lease	(60)	(37)
Proceeds from the exercise of common stock option	11	309
Net cash and cash equivalents provided by financing activities	62	173
Net decrease in cash, cash equivalents, and restricted cash	(115,787)	(33,100)
Cash, cash equivalents, and restricted cash, beginning of period	186,980	220,943
Cash, cash equivalents, and restricted cash, end of period	$71,193	$187,843

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
Reconciliation to amounts on the consolidated balance sheet:
Cash and cash equivalents	$71,172	$187,650
Restricted cash	21	193
Total cash, cash equivalents, and restricted cash	$71,193	$187,843

Supplemental disclosures of cash flow information:
Interest paid	-	-

Supplemental disclosures of noncash financing and investing activities:
Mark to market adjustment for available-for-sale investments	$(402)	$(66)
Acquisition of right of use asset through operating lease obligation	$-	$184
Vesting of early exercised options	$144	$126
Change in pension obligation	$-	$3
Deferred offering costs in AP and accrued liabilities	$-	$637

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

Liquidity

The Company has incurred losses and negative cash flows from operations since its inception. As of June 30, 2022 and December 31, 2021, the Company had an accumulated deficit of $358.6 million and $303.1 million, respectively. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of expanded research and development activities.

As of June 30, 2022, the Company has unrestricted cash, cash equivalents and investments of approximately $159.3 million which is available to fund future operations. The Company expects to continue to spend substantial amounts to continue the nonclinical and clinical development of its current and future programs. If the Company is able to gain marketing approval for drug candidates that are being developed, it will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of the Company’s planned and anticipated clinical trials is highly uncertain, the Company cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate the Company may develop.

The Company expects to finance its cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. In addition, the Company may seek additional capital to take advantage of favorable market conditions or strategic opportunities even if the Company believes it has sufficient funds for its current or future operating plans. Based on the Company’s research and development plans, the Company expects its existing unrestricted cash, cash equivalents and investments, will enable it to fund its operations for at least 12 months following the date the condensed consolidated financial statements are issued. However, the Company’s operating plan may change as a result of many factors currently unknown, and the Company may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty the Company’s future expenses given the dynamic nature of its business, the COVID-19 pandemic and the macro-economic environment generally.

The Company’s ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond its control. For example, the COVID-19 pandemic, the current inflationary economic environment and rising interest rates have resulted in a disruption of global financial markets. If the disruption persists or deepens, the Company could be unable to access additional capital, which could negatively affect its ability to consummate certain corporate development transactions or other important, beneficial or opportunistic investments. If additional funds are not available to the Company when needed, on terms that are acceptable to the Company, or at all, the Company may be required to: delay, limit, reduce or terminate nonclinical studies, clinical trials or other research and development activities or eliminate one or more of its development programs altogether; or delay, limit, reduce or terminate its efforts to establish manufacturing and sales and marketing capabilities or other activities that may be necessary to commercialize any future approved products, or reduce the Company’s flexibility in developing or maintaining its sales and marketing strategy.

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

Unaudited interim financial information

The accompanying consolidated balance sheet as of June 30, 2022, the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021, the consolidated statements of stockholders’ equity for the three and six months ended June 30, 2022 and 2021, and the consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited. The unaudited consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of June 30, 2022 and the consolidated results of its operations and cash flows for the three and six months ended June 30, 2022 and 2021. The consolidated financial data and other information disclosed in these notes related to the three and six months ended June 30, 2022 and 2021 are unaudited. The consolidated results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.

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

3.
Property and equipment

The components of property and equipment as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022	December 31, 2021
Leasehold improvements	$6,139	$5,940
Lab equipment	6,066	5,709
Computer equipment	1,051	994
Furniture and office equipment	705	472
Vehicles	305	305
Asset under construction	22	22
Total, at cost	14,288	13,442
Accumulated depreciation	(8,507)	(7,262)
Total, net	$5,781	$6,180

Depreciation expense was $0.6 million and $1.2 million for the three and six months ended June 30, 2022, respectively, and $0.8 million and $1.5 million for the three and six months ended June 30, 2021, respectively. Finance leases are also included in property and equipment as vehicles and lab equipment on the condensed consolidated balance sheets.

4.
Investments

As of June 30, 2022 and December 31, 2021, amortized cost, gross unrealized gains and losses, and estimated fair values of total fixed-maturity securities were as follows (in thousands):

June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Available-for-sale securities
Certificates of deposit	$88,613	$-	$(441)	$88,172

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Available-for-sale securities
Certificates of deposit	$3,922	$-	$(4)	$3,918
U.S. Treasury bonds	15,146	-	(36)	15,110
	$19,068	$-	$(40)	$19,028

Changes in fair value are related to changes in market interest rates. The Company expects to collect all contractual principal and interest payments.

The following is a summary of maturities of securities available-for-sale as of June 30, 2022 (in thousands):

	Available-for-sale
	Amortized Cost	Estimated Fair Value
Amounts maturing in:
One year or less	$88,613	$88,172
More than one year	-	-
Total investments	$88,613	$88,172

The Company recorded interest income of $0.2 million and $0.3 million for the three and six months ended June 30, 2022, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively, as a component of interest and other income (expense), net on the Company’s condensed consolidated statement of operations and comprehensive loss.

5.
Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued compensation	$3,200	$6,329
Accrued payables	8,637	17,554
Liability for early exercised stock options	131	276
Other	856	1,235
Total	$12,824	$25,394

6.
Stock-based compensation

Stock options

During the three and six months ended June 30, 2022, the Company’s stock option compensation expense was approximately $3.5 million and $6.9 million, respectively, and during the three and six months ended June 30, 2021, the Company’s stock option compensation expense was approximately $3.1 million and $5.8 million, respectively. There was no recognized tax benefit in either of the periods. As of June 30, 2022, the unamortized expense balance was $34.2 million, to be amortized over a weighted average period of 2.53 years.

Stock option activity during the six months ended June 30, 2022 is as follows:

	Shares subject to options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2022	5,692,514	$12.07	8.63	$16,763
Granted	3,742,124	$3.01
Exercised	(5,591)	$1.92
Cancelled	(416,678)	$10.08
Outstanding as of June 30, 2022	9,012,369	$8.41	8.61	$200

Options vested and expected to vest as of June 30, 2022	9,006,650	$8.41	8.61	$200
Options vested and exercisable as of June 30, 2022	2,766,840	$9.90	7.82	$200

The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2022 was $0.91 and $2.10 per share, respectively, and during the three and six months ended June 30, 2021 was $17.70 and $17.61 per share, respectively.

Restricted stock awards

During the three and six months ended June 30, 2022, the Company recorded total stock-based compensation expense related to restricted stock awards of $15,000 and $0.1 million, respectively. During the three and six months ended June 30, 2021, the Company recorded total stock-based compensation expense related to restricted stock awards of $0.1 million and $0.2 million, respectively. As of June 30, 2022, there was no unrecognized stock-based compensation expense related to outstanding unvested shares of restricted stock awards remaining.

The following table summarizes the Company’s restricted common stock activity for the six months ended June 30, 2022:

	Number of Awards	Weighted- Average Grant Date Fair Value	Aggregate Fair Value (in thousands)
Issued and unvested as of January 1, 2022	89,054	$1.30	$117
Restricted stock awards granted	—
Restricted stock awards vested	(85,337)	$1.30	$(111)
Issued and unvested as of June 30, 2022	3,717	$1.30	$6

During the six months ended June 30, 2022, the Company did not issue shares of common stock, upon exercise of unvested stock options or purchases for unvested restricted stock awards. During the six months ended June 30, 2021, the Company issued 262,982 shares of common stock, upon exercise of unvested stock options or purchases for unvested restricted stock awards. As of June 30, 2022 and December 31, 2021, there were 65,688 and 163,855 shares of Common Stock held by employees subject to repurchase at an aggregate price of approximately $0.1 million and $0.3 million, respectively. A corresponding liability was recorded and included in accrued expenses on the condensed consolidated balance sheet as of June 30, 2022 and December 31, 2021, respectively.

Employee stock purchase plan

During the three and six months ended June 30, 2022, the Company recorded total stock-based compensation expense related to the employee stock purchase plan of $0.4 million and $0.7 million, respectively, and $0.2 million in the three months ended June 30, 2021. The employee stock purchase plan began in the second quarter of 2021, therefore there was no expense in the first quarter of 2021. During the three months ended June 30, 2022, 112,468 grants of awards under this plan have been made. No purchases of common stock were made during the first quarter of 2022, and during the three and six months ended June 30, 2021.

Stock-based compensation expense was allocated as follows for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development	$2,199	$1,974	$4,200	$3,683
General and administrative	1,795	1,474	3,580	2,521
Total	$3,994	$3,448	$7,780	$6,204

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

The following tables present the fair value of the Company’s financial instruments that are measured or disclosed at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of June 30, 2022
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$71,172	$-	$-
Certificates of deposit	88,172	-	-
	$159,344	$-	$-

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$186,816	$-	$-
Certificates of deposit	3,918	-	-
U.S. Treasury bonds	15,110	-	-
	$205,844	$-	$-

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

As consideration for the Emory License Agreement, the Company paid an upfront license fee of $0.3 million and issued a convertible note with a principal amount of $0.6 million. Upon issuance of the Series A in August 2018, the principal and unpaid accrued interest under this convertible note was cancelled and converted into shares of Series A at a conversion price of $9.32 per share.

In June 2020, the Company amended the license agreement with Emory. Pursuant to the amended license agreement, Emory granted the Company additional patent rights to certain compounds targeting the treatment or prevention of HBV. As consideration for the additional rights, the Company made a one-time, non-refundable payment to Emory in the amount of $0.2 million, with an additional obligation to pay up to a maximum of $35,000. On the same date, the Company entered into a collaboration agreement with Emory, with the initial research plan pertaining to the synthesis and evaluation of the compounds licensed through the additional patent rights granted in the amended license agreement. The research plan terminates one year from the effective date, with the Company having an option to extend for a second year. In connection with the research plan, the Company will provide Emory funding up to $0.3 million per year.

The Company has agreed to pay Emory up to an aggregate of $125.0 million upon the achievement of specified development, regulatory, and commercial milestones, and all ongoing patent costs. During the three and six months ended June 30, 2022 and 2021, the Company had no expenses related to milestone payments. The Company also agreed to pay Emory tiered single-digit royalties on worldwide annual net sales of licensed products, on a quarterly basis and calculated on a product-by-product basis. With respect to licensed products containing any of a specified subset of the licensed compounds, such royalties range from a mid-single digit to a high-single digit percentage rate. With respect to licensed products which do not contain such compounds, the royalties span a range of percentage rates within the mid-single digits if a Phase 1 clinical trial is initiated for the product within three years of the effective date of the Emory License Agreement, and range from a low-single digit to a mid-single digit rate if a Phase 1 clinical trial is initiated more than three years after the effective date. During the three and six months ended June 30, 2022 and 2021, the Company made no payments associated with royalties and recognized no expense or accruals.

Agreement with Luxna Biotech Co., Ltd. (Luxna)

On December 19, 2018, the Company entered into a license agreement with Luxna, pursuant to which Luxna granted the Company an exclusive, worldwide, sublicensable license under certain of Luxna’s intellectual property rights to research, develop make, have made and commercialize for all therapeutic and prophylactic uses, (i) products containing oligonucleotides targeting the hepatitis B virus genome, (ii) products containing certain oligonucleotides targeting up to three genes which contribute to NASH, which the Company may select at any time during the first eight years of the term, to the extent not licensed to a third party, and (iii) products containing oligonucleotides targeting up to three genes which contribute to hepatocellular carcinoma, which the Company may select at any time during the first three years of the term. As consideration for this agreement, the Company paid an upfront license fee of $0.6 million, which was recorded as research and development expense during the period from inception through December 31, 2018 and the year ended December 31, 2019.

In April 2020, the Company amended the license agreement with Luxna. Pursuant to the amended license agreement, Luxna granted the Company an exclusive, worldwide license under the licensed patents to research, develop, make, have made and commercialize products containing oligonucleotides targeting three families of viruses: orthomyxoviridae, paramyxoviridae, and coronaviridae (a family which includes SARS-CoV-2). As consideration for the amended license agreement, the Company paid Luxna a one-time non-refundable fee of $0.2 million in April 2020.

The Company is obligated to make payments to Luxna, in aggregate, totaling up to but no more than $55.5 million upon the achievement of specified development, regulatory, and commercial milestones. During the three and six months ended June 30, 2022 and 2021, the Company recognized no expenses related to milestone payments. The Company is also required to pay Luxna a low-single digit royalty percentage on net sale of applicable products, if any. During the three and six months ended June 30, 2022 and 2021, the Company made no payments associated with royalties.

Agreement with Katholieke Universiteit Leuven (KU Leuven)

On June 25, 2020, the Company entered into a Research, Licensing and Commercialization Agreement (KU Leuven Agreement) with KU Leuven, under which the Company is collaborating with KU Leuven’s Rega Institute for Medical Research, as well as its Centre for Drug Design and Discovery, to research and develop potential protease inhibitors for the treatment, diagnosis or prevention of coronaviruses, including of SARS-CoV-2. Unless terminated earlier by either party in accordance with provisions in the agreement, the collaboration period will terminate at the earlier of completion of all collaboration activities or 2.5 years. In connection with the KU Leuven Agreement, KU Leuven and the Company granted each other exclusive cross-licenses to use certain know-how and existing patents of the other party as well as certain joint know-how and joint patents to carry out research and development collaboration activities during the collaboration period. KU Leuven granted to the Company an exclusive (including as to KU Leuven), worldwide license under certain of KU Leuven’s know-how and existing patents, and certain joint patents and joint know-how, to manufacture and commercialize the licensed products for the treatment, diagnosis or detection of viral infections in humans. KU Leuven reserved the right to use all KU Leuven knowhow, existing KU Leuven patents, joint patents and joint know-how for academic and non-commercial research and teaching purposes. As consideration for this license, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to but no more than $30.0 million upon the achievement of certain commercial sales milestones. For each licensed product developed through KU Leuven and the Company’s collaborative effort, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to $32.0 million upon the achievement of certain development and regulatory milestones. The Company is also required to pay KU Leuven a low-to-mid-single digit royalty percentage, subject to certain adjustments, on net sales of applicable products, if any. Unless terminated earlier by either party, the agreement shall continue until the expiration of the last to expire royalty term, which is the later of the expiration or termination of the last valid patent claim covering the manufacture, use, sale or importation of the licensed product in a particular country or 10 years after the first commercial sale of a licensed product. During the three and six months ended June 30, 2022 and 2021, the Company recognized no expenses related to milestone payments.

Agreements with Merck

In December 2020, the Company and Merck & Co. entered into an exclusive License and Research Collaboration Agreement under which Merck and the Company agreed to apply the Company’s oligonucleotide platform technology to discover, research, optimize and develop oligonucleotides directed against a NASH target and up to one additional liver-targeted cardiometabolic and/or fibrosis target. Under the terms of the agreement, the Company received an upfront payment from Merck and may receive an additional upfront payment after finalization of a research plan for such additional target. With respect to each collaboration target, the Company will be eligible for up to $458.0 million in development and commercialization milestones as well as tiered royalties on net sales. The Company will be primarily responsible for designing, preparing and evaluating the oligonucleotide molecules and delivering optimized lead molecules, and Merck will be responsible for subsequent research, clinical development and commercialization efforts. The Company determined that the Merck agreement falls within the scope of ASC 808 and the Company analogized to ASC 606 for the accounting of payments such as upfront payments and other milestones. Revenue is recognized based on percentage of completion of the overall project. During the three and six months ended June 30, 2022 the Company recognized $2.0 million and $3.6 million, respectively, and in the three and six months ended June 30, 2021 the Company recognized $1.5 million and $2.5 million, respectively, of revenue from collaborative arrangements related to milestone payments.

In January 2022, the Company and Merck & Co. entered into a First Amendment to the License and Research Collaboration Agreement. The agreement was expanded to include the in-license by Merck of an early-stage program with respect to a second undisclosed NASH target, on which the Company had previously been working independently on. In addition, under this expanded arrangement, Merck has the ability to add an additional third target of interest in the cardiometabolic/fibrosis space to the collaboration. Under the expanded agreement, the Company will receive a payment from Merck for the in-license of the program directed at a second undisclosed NASH target. Moreover, the Company will receive an additional payment if a third target is designated for the collaboration. With respect to each target in the collaboration, the Company will be eligible to receive up to approximately $460.0 million in development and commercialization milestones as well as tiered royalties on net sales. The Company determined that the First Amendment to the Merck agreement also falls within the scope of ASC 808 and the Company analogized to ASC 606 for the accounting of payments such as upfront payments and other milestones. Revenue is recognized based on the percentage of completion of the amended agreement. During the three and six months ended June 30, 2022 the Company recognized $1.7 million and $2.7 million, respectively, of revenue from the amended collaborative arrangement related to milestone payments.

9.
Commitments and contingencies

From time to time, the Company may have certain contingent liabilities, including legal matters that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company had no contingent liabilities requiring accrual as of June 30, 2022 and December 31, 2021. The Company enters into contracts in the normal course of business that includes arrangements with clinical research organizations, vendors for preclinical research and vendors for manufacturing. These agreements generally allow for cancellation with notice. As of June 30, 2022, the Company had no material non-cancellable purchase commitments.

10.
Income taxes

The Company has a history of losses and projects losses for the full year 2022. The Company continues to maintain a full valuation allowance on its net deferred tax assets.

11.
Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(19,924)	$(29,818)	$(55,539)	$(57,492)
Weighted average common stock outstanding, basic and diluted	42,665,598	37,619,039	42,590,479	37,526,650
Net loss per share - basic and diluted	$(0.47)	$(0.79)	$(1.30)	$(1.53)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Options to purchase common stock	9,012,369	5,550,324	9,012,369	5,550,324
Unvested restricted stock	3,717	224,688	3,717	224,688
	9,016,086	5,775,012	9,016,086	5,775,012

12.
Discontinued Development of Drug Candidates

STOPSTM drug candidate, ALG-010133

On January 6, 2022, the Company announced that it had halted further development of its STOPSTM drug candidate, ALG‑010133, which was being developed as a potential therapy for chronic hepatitis B (CHB). This decision was based on emerging data from the Phase 1 Study ALG‑010133-101 indicating that at the projected efficacious dose (400 mg, estimated to achieve liver exposures >3 x EC90 for HBsAg inhibition) there was no meaningful HBsAg reduction. Furthermore, a higher dosage level (maximum feasible dose of 600 mg) that was planned to be evaluated in a subsequent cohort was assessed to be very unlikely to reach the 1 log10 IU/mL HBsAg reduction level that the Company had previously defined as necessary to advance the program. No dose limiting safety findings have been identified in CHB subjects dosed at any dose level. In early January, based on this information, the Company's management reviewed the data with members of the study’s Study Review Committee, and jointly concluded that the data were not sufficient to support further development of ALG‑010133. The halt of ALG‑010133 resulted in a charge of approximately $3.8 million related to non-cancelable purchase obligations that was recognized during the six months ended June 30, 2022.

Antisense Oligonucleotide (ASO) drug candidate, ALG-020572

On March 22, 2022, the Company announced that it had discontinued development of its ASO drug candidate, ALG‑020572, which was being studied in subjects with CHB. Dosing in the first CHB cohort of Study ALG‑020572-401 was stopped after one subject experienced a serious adverse event (SAE) with significant increase in alanine aminotransferase (ALT) following the administration of multiple doses of 210 mg ALG‑020572 that resulted in a brief hospitalization. Four subjects in CHB Cohort 1, including the hospitalized subject, experienced significant ALT flares following multiple dosing; these were unexpected based on prior experience in nonclinical studies and single dose administration in healthy volunteers. Based on this information, the Company concluded that the program should be discontinued. In all four subjects, laboratory parameters and symptoms are improving, and the hospitalized subject has been discharged. The Company plans to use any cost savings from the discontinuation of the ALG‑020572 program to further support clinical and small molecule preclinical development programs, all of which target novel mechanisms that have the potential to enhance the care of patients with CHB, nonalcoholic steatohepatitis and COVID-19. The halt of ALG‑020572 resulted in a charge of approximately $3.4 million related to non-cancelable purchase obligations that was recognized during the six months ended June 30, 2022.

13.
Subsequent events

In preparing the interim financial statements for the three and six months ended June 30, 2022, the Company evaluated subsequent events for recognition and measurement purposes during which time nothing has occurred outside of the normal course of business operations that requires disclosure.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel therapeutics to address unmet medical needs in viral and liver diseases, including in the areas of chronic hepatitis B (CHB), non-alcoholic steatohepatitis (NASH) and coronavirus (e.g., SARS-CoV-2 and related infections). We utilize our proprietary small molecule and oligonucleotide platforms to develop pharmacologically optimized drug candidates for use in combination regimens designed to achieve improved treatment outcomes.

One of our areas of focus seeks to enhance the rate of functional cure for CHB, which often results in life-threatening conditions such as cirrhosis, and the most common form of liver cancer, hepatocellular carcinoma (HCC). The most widely used treatment for CHB, nucleos(t)ide analogs (NAs), suppress viral replication, but only achieve low rates of functional cure and often require long-term administration. To address this issue, we have developed a portfolio of differentiated drug candidates for CHB, including a small molecule Class II Capsid Assembly Modulator (CAM) and a small interfering RNA (siRNA), each of which is designed against clinically validated targets in the hepatitis B virus (HBV) life cycle. We are also exploring small molecule approaches towards Class I CAMs and boosting immune responses via small molecule antagonists of the programmed death 1 (ligand) PD1/PD-L1 interaction. We believe that combination regimens utilizing our portfolio of CHB drug candidates, with or without other mechanisms of action, may lead to higher rates of functional cure.

The initial Phase 1a study in healthy volunteers (HVs) for our Class II CAM, ALG-000184, has been completed and a Phase 1b dose ranging study evaluating the safety, pharmacokinetics and antiviral activity of this drug candidate in CHB patients is ongoing. Preliminary data as of July 26, 2022 in both HVs and CHB subjects, indicate ALG-000184 has a predictable, dose proportional PK profile and single doses up to 500 mg in HVs and multiple daily doses up to 300 mg x 28 days in CHB subjects have been well tolerated. Specifically, only one unrelated SAE (hospitalization for management of pre-existing back pain) has been reported and there have been no treatment emergent adverse events (TEAEs) leading to discontinuation. Additionally, no concerning TEAEs, laboratories, vital signs or EKG findings have been reported to date. Preliminary antiviral activity data at Day 28 are available in cohorts of hepatitis B E-antigen (HBeAg) negative subjects (100 mg (Cohort 1), 50 mg (Cohort 2), and 10 mg (Cohort 3)) and HBeAg positive subjects (100 mg (Cohort 4)): ALG-000184 was observed to have similar levels of activity at 10-100 mg doses in Cohorts 1-3, where all 3 doses achieved HBV DNA and HBV RNA reductions of approximately 3-4 log10 IU/mL and approximately 1-2 log10 copies/mL, respectively. Maximal HBV DNA and HBV RNA reductions were observed in the 10 mg cohort (Cohort 3), where 100% of subjects had DNA and RNA levels below the lower limit of quantitation (LLOQ) at the completion of dosing. In Cohort 4 (HBeAg positive subjects receiving 100 mg ALG-000184), HBV DNA and HBV RNA declined by >4 log10 IU/mL and >3 log10 copies/mL, respectively, with no plateauing of the antiviral effect throughout dosing. With respect to ongoing cohorts in this study, dosing in Cohort 5 (300 mg for 28 days in HBeAg positive CHB) was recently completed and enrollment in a longer term (12 week) dosing cohort in HBeAg positive CHB subjects (Part 4) is ongoing. Data from these cohorts are planned to be shared at a scientific conference in the fourth quarter of 2022. We are also planning to conduct a Phase 2 study to evaluate the ability of ALG-000184 in combination with NAs to fully suppress (<LLOQ) HBV DNA, and possibly RNA, in HBeAg positive subjects. This study is anticipated to be initiated in the first half of 2023 and prior to then, in the second half of 2022, we plan to seek scientific advice from multiple regulatory bodies regarding our proposed development strategy for ALG-000184.

Our preclinical activities to advance our siRNA targeted against HBV (ALG-125755) are ongoing, with the clinical trial application (CTA) filing planned for the third quarter of 2022 and the initiation of a single ascending dose study in HVs planned to occur in the fourth quarter of 2022.

Our second area of focus is to develop drug candidates with pan-coronavirus activity, including against Severe Acute Respiratory Syndrome coronavirus 2 (SARS-CoV-2), the virus responsible for COVID-19. Our efforts to identify a coronavirus therapeutic are focused on a small molecule approach, where we are exploring coronavirus 3CL protease inhibitors in collaboration with Katholieke Universiteit Leuven (KU Leuven), the Center for Innovation and Stimulation of Drug Discovery (CISTIM) and the Centre for Drug Design and Discovery (CD3). Our drug candidate, ALG-097558, is at least 7-fold more potent in cell-based assays than nirmatrelvir and PBI-0451 against a panel of SARS-CoV-2 variants (including omicron), has broad pan-coronavirus activity, and is not projected to need ritonavir boosting. Evaluation of ALG-097558 in the hamster SARS-CoV-2 infection model indicates that when dosed prior to infection or up to 24 hours post-infection, the compound causes a significant reduction in the levels of infectious virus in the lungs. Further, we have begun to investigate the viral resistance profile of our 3CL protease inhibitors. A resistant mutant was derived by incubating SARS-CoV-2 infected cells with an early lead compound, ALG-097161. We identified a combination of 3 amino acid substitutions in the 3CL protease (L50F E166A L167F) that are associated with a greater than 50-fold increase in the EC50 values for ALG-097161 and PF-07321332 (nirmatrelvir) when assessed in a biochemical assay. In contrast, when ALG-097558 was profiled against the L50F E166A L167F resistant mutant, only a 3-fold shift in the EC50value was observed. Experiments to further evaluate the viral resistance profile of ALG-097558 are currently ongoing. Preclinical modelling indicates that an ALG-097558 dose of 350-600 mg PO BID is sufficient to maintain exposures at or above the human serum shifted 5 x EC90 concentration throughout the dosing cycle. We plan to complete first in human enabling nonclinical studies in the fourth quarter of 2022, leading to a phase 1 CTA filing for ALG-097558 in the first quarter of 2023.

Our third area of focus is in NASH, a complex, chronic liver disease where combination regimens may prove beneficial. Our most advanced drug candidate for NASH is ALG-055009, a small molecule THR-ß agonist. This drug candidate is being evaluated in a Phase 1a/1b study in HVs (oral single ascending doses) and subjects with hyperlipidemia (14 oral daily doses); dosing in both populations is now complete and preliminary data after single doses up to 4 mg and multiple 0.3 mg doses have recently been reported at a scientific conference. These data demonstrated that ALG-055009 was well tolerated, with dose proportional pharmacokinetic (PK) and low variability, and expected pharmacodynamic effects for a thyromimetic (i.e., generally dose proportional increases in sex hormone binding globulin and decreases in thyroid hormones and various atherogenic lipids). Topline data, including safety, PK, and anti-lipid effects after multiple doses in hyperlipidemic subjects are anticipated to be made available in the third quarter of 2022 and will be shared at a scientific conference in the fourth quarter of 2022. Based on the previously demonstrated effects of other thyromimetics on liver fat, noninvasive markers of nonalcoholic fatty liver disease (NAFLD)/NASH, and liver histology in NASH patients, we believe ALG-055009 has the potential to become an integral component of future combination regimens for NASH.

We have incurred net losses and negative cash flows from operations in each year since our formation in February 2018. Our net losses were $19.9 million and $55.5 million for the three and six months ended June 30, 2022, respectively, and our net losses were $29.8 million and $57.5 million for the three and six months ended June 30, 2021. We have had no revenue from product sales. As of June 30, 2022, we had an accumulated deficit of $358.6 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. Our net operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of our clinical trials and nonclinical studies and our other research and development expenses. We have no internal manufacturing capabilities or salesforce and outsource a substantial portion of our clinical trial work to third parties.

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

Interest and other income (expense), net

Interest and other income (expense), net comprises interest income, net and other (loss) income , net. Interest income, net primarily consists of interest earned on our cash, cash equivalents, and investments. Other (loss) income, net consists primarily of the change in fair value of our investments and foreign currency gains/losses.

Results of Operations

Comparison of the three and six months ended June 30, 2022 and 2021

Operating expenses

The following table summarizes our operating expenses for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	($)%		2022	2021	($)%

Operating expenses:
Research and development	$16,510	$24,554	$(8,044)	-33%	$48,186	$47,422	$764	2%
General and administrative	7,576	6,556	1,020	16%	14,028	12,337	1,691	14%
Total operating expenses	$24,086	$31,110	$(7,024)	-23%	$62,214	$59,759	$2,455	4%

Research and development expenses

Research and development expenses decreased $8.0 million during the three months ended June 30, 2022, compared to the same period in 2021. The decrease in the three month period was due to a decrease of $7.9 million in third-party expenses due primarily to our continued winddown related to the discontinuation of our STOPS and ASO programs offset by our expenditures related to the ongoing development and manufacturing activities associated with our CAM and NASH clinical trial program activities. Additionally, there was a decrease of $0.5 million in facilities and allocation expenses, a decrease of $0.3 million in depreciation expense, and a decrease of $0.2 million in recruitment fees. This were partially offset by an increase of $0.8 million in employee-related costs, of which $0.1 million related to stock-based compensation.

Research and development expenses increased $0.8 million during the six months ended June 30, 2022, compared to the same period in 2021. The increase in the six month period was due to an increase of $2.0 million of additional employee-related costs, of which $0.2 million related to stock-based compensation, an increase of $0.2 million in travel and entertainment expenses as our employees return to the office, partially offset by a decrease of $0.4 million in third-party expenses due primarily to our reduced costs related to our discontinued STOPs and ASO programs, leading to charges for non-cancelable purchase obligations partially offset by our ongoing activities and related expenditures in research and development associated with our CAM clinical trial activities as well as our NASH program. Refer to Note 12, Discontinued Development of Drug Candidates, in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report for further details on our discontinued STOPs and ASO programs. During the six months ended June 30, 2022, there was also a decrease of $0.2 million in recruitment costs, a decrease of $0.5 million in facility expenses and a decrease of $0.3 million in depreciation expense, compared to the same period in 2021.

General and administrative expenses

General and administrative expenses increased $1.0 million during the three months ended June 30, 2022, compared to the same period in 2021. The increase was primarily due to an increase of $1.0 million in routine facilities and allocated expenses, an increase of $0.2 million in travel and entertainment expenses, and an increase of $0.1 million in additional employee-related costs, partially offset by a decrease of $0.3 million in outside services.

General and administrative expenses increased $1.7 million during the six months ended June 30, 2022, compared to the same period in 2021. The increase was primarily due to an increase of $1.1 million in additional employee-related costs, of which $0.9 million related to stock-based compensation, a $1.7 million increase in facilities and allocated expenses primarily related to our new 5-year lease for additional space entered into during the fourth quarter of 2021 and a $0.3 million increase in recruiting expenses. The increase was partially offset by a $1.5 million decrease in third-party expenses related to various general and administrative outside services.

Interest and other income (expense), net

The following table summarizes our interest and other income (expense), net for the three and six months ended June 30, 2022 and 2021 (in thousands):

`	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	($)%		2022	2021	($)%

Interest income, net	$212	$72	$140	194%	$298	$178	$120	67%
Other (loss) income, net	304	(297)	601	-202%	212	(292)	504	-173%
Total interest and other income (expense), net	$516	$(225)	$741	-329%	$510	$(114)	$624	-548%

Interest income, net increased by $0.1 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to the change in our portfolio of cash equivalents and investments which resulted in a higher interest yield.

Interest income, net increased by $0.1 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to the change in our portfolio of cash equivalents and investments which resulted in a higher interest yield.

Other (loss) income, net increased for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The current quarter increase was due primarily to foreign currency exchange losses versus the U.S. dollar.

Other (loss) income, net increased for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was due primarily to foreign currency exchange losses versus the U.S. dollar.

Liquidity and capital resources

Since our inception, we have not generated any revenue from product sales or any other sources and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any drug candidates for at least several years, if ever. To date, we have financed our operations through private placements of preferred stock, issuances of common stock and convertible debt. Through June 30, 2022, we had received gross proceeds of $269.1 million from sales of our preferred stock, issuances of common stock and our issuance of convertible debt. As of June 30, 2022, we had unrestricted cash, cash equivalents and investments of $159.3 million.

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

In addition, we incur costs associated with operating as a public company. We expect that our expenses will increase substantially to the extent we:

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

As of June 30, 2022, we had unrestricted cash, cash equivalents and investments of $159.3 million. On October 20, 2020, we closed our IPO at a public offering price of $15.00 per share for net proceeds of $135.4 million, after deducting underwriting discounts and commissions. On November 5, 2020, the underwriters of the IPO partially exercised their overallotment, resulting in an additional $16.0 million in net proceeds, after deducting underwriting discounts and commissions. We believe that our existing unrestricted cash, cash equivalents and investments will enable us to fund our planned operating expenses and capital expenditure requirements through at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Furthermore, we may elect to raise additional capital on an opportunistic basis to fund operations.

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

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Net cash used in operating activities	$(45,469)	$(52,814)
Net cash (used in) provided by investing activities	(70,380)	19,541
Net cash provided by financing activities	62	173
Net decrease in cash, cash equivalents, and restricted cash	$(115,787)	$(33,100)

Operating activities

During the six months ended June 30, 2022, operating activities used $45.5 million of cash, primarily resulting from our net loss of $55.5 million, partially offset by net changes in operating assets and liabilities of $0.4 million, and by non-cash charges of $9.6 million. Net cash used in operating activities resulted in changes in our operating assets and liabilities of $0.4 million, consisting of an increase of $8.7 million in deferred revenue from collaborations, an increase in other assets of $5.6 million, partially offset by a decrease of $0.3 million in accounts payable, a decrease of $12.4 million in accrued liabilities, a decrease of $1.0 million in operating lease liabilities, and a decrease of $0.3 million in right of use assets. The increase in deferred revenue from collaborations was a result of our First Amendment to the License and Research Collaboration Agreement (refer to Note 8 License and collaboration agreements, for details), partially offset by the recognition of revenue from collaborations due to progress towards the completion of the projects. The decrease in accrued liabilities was largely due to charges related to the discontinuation of our ASO and STOPs drug candidates (refer to Note 12, Discontinued Development of Drug Candidates, in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report for details) and payment of the annual bonus in 2022 that was accrued for in 2021.

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

Investing activities

During the six months ended June 30, 2022, investing activities utilized $70.4 million of cash, primarily for $74.8 million of investment purchases, and $0.8 million of property and equipment purchases, partially offset by $5.2 million of investment maturities.

During the six months ended June 30, 2021, investing activities provided $19.5 million of cash, consisting primarily of $20.0 million of investment maturities, offset by $0.5 million of purchases of property and equipment.

Financing activities

During the six months ended June 30, 2022, net cash provided by financing activities was $0.1, consisting primarily of proceeds from the purchase of shares in our Employee Stock Purchase Plan, partially offset by payments of our finance leases.

During the six months ended June 30, 2021, net cash provided by financing activities was $0.2 million, consisting primarily of proceeds from the exercise of stock options, partially offset by payments of deferred offering costs.

Contractual obligations and commitments

We have no material changes to our contractual obligations and commitments as of June 30, 2022 as disclosed in the contractual obligations and commitment section in our Annual Report on Form 10-K filed with the SEC on March 10, 2022, except for the amount disclosed in Note 9, Commitments and Contingencies, in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

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

For a discussion of our critical accounting estimates, see “Management’s discussion and analysis of financial condition and results of operations” and the notes to our audited financial statements in our annual report on Form 10-K, filed with the SEC on March 10, 2022 for the year ended December 31, 2021, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through June 30, 2022 from those discussed in our Form 10-K.

Recently issued and adopted accounting pronouncements

For a description of the expected impact of recently adopted accounting pronouncements, see Note 2. Summary of Significant Accounting Policies in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates applicable to our investment portfolio of cash equivalents and short-term investments. As of June 30, 2022, our cash equivalents consisted primarily of money market funds, and our investments consisted of certificates of deposit available-for-sale securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Should U.S. interest rates decline, interest income would be reduced in future periods for short-term investments which mature and the proceeds of which are reinvested in similar instruments at lower interest rates. Additionally, the fair value of our short-term investments is subject to change as a result of potential changes in market interest rates, including changes resulting from the impact of the COVID-19 pandemic. The potential change in fair value from interest-rate-sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of June 30, 2022, we estimate that a hypothetical 100 basis point adverse movement would not result in a material impact on our financial position or results of operations or cash flows. As of June 30, 2022, we had no debt outstanding, besides short-term payables arising in the normal course of business, and are therefore not exposed to interest rate risk with respect to debt.

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

Evaluation of disclosure controls and procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As a result of the COVID-19 pandemic, in March 2020, substantially all of our employees began working remotely. Since the availability of COVID-19 vaccines in 2021, almost all of our employees have been fully vaccinated and as a result, we are allowing such employees to return to work subject to certain COVID-19 related protocols and policies we have in place which may be modified from time to time in response to the evolution of the pandemic. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment, in part because our internal control over financial reporting was designed to operate in a remote working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

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

Since inception, we have incurred significant net losses. Our net losses were $19.9 million and $55.5 million for the three and six months ended June 30, 2022, respectively, and $128.3 million for the year ended December 31, 2021. As of June 30, 2022, we had a total stockholders’ equity of $137.0 million. We have funded our operations to date primarily with proceeds from the sale of common stock, preferred stock and convertible notes. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our drug candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We may continue to incur significant expenses and operating losses for the foreseeable future.

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

Our operations have consumed substantial amounts of cash since our inception. Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our initial nonclinical and clinical drug candidates. Nonclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of June 30, 2022, we had unrestricted cash, cash equivalents and investments of $159.3 million. We expect to continue to spend substantial amounts to continue the nonclinical and clinical development of our current and future programs. If we are able to gain marketing approval for drug candidates that we develop, we will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate we develop.

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

Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. For example, the COVID-19 pandemic, the current inflationary economic environment and rising interest rates have resulted in a disruption of global financial markets. If the disruption persists or deepens, we could be unable to access additional capital, which could negatively affect our ability to consummate certain corporate development transactions or other important, beneficial or opportunistic investments. If additional funds are not available to us when we need them, on terms that are acceptable to us, or at all, we may be required to:

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

Our business could be materially adversely affected by the effects of health pandemics or epidemics, including the current outbreak of COVID-19, which the World Health Organization declared a global pandemic and which has prompted severe lifestyle and commercial restrictions aimed at reducing the spread of the disease. In March 2020, the San Francisco Bay Area counties issued a joint shelter-in-place order, which was subsequently followed by a California state-wide shelter order, and other state and local governments implemented similar orders which, among other things, directed individuals to shelter at their places of residence, directed businesses and governmental agencies to cease non-essential operations at physical locations, prohibited certain non-essential gatherings, and ordered cessation of non-essential travel. As a result of these developments, we implemented work-from-home policies for most of our employees. Since the availability of COVID-19 vaccines, almost all of our employees have been fully vaccinated and as a result, we are allowing such employees to return to work, subject to certain COVID-19 related protocols and policies we have put in place and which are modified from time to time as appropriate. However, as the global COVID-19 pandemic and orders and guidance from state and local governments continue to evolve, we may need to reverse course and again implement work-from-home policies as necessary. For example, given the Omicron variant of COVID-19, we again implemented work-from-home policies for our employees in January 2022. While we have allowed our employees to return to work at our U.S. facility as of March 2022, we continue to monitor the COVID-19 situation and may once again reverse course periodically as necessary. Government-imposed quarantines and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions, the potential impact of changing government orders in response to upticks in COVID-19 cases and other limitations on our ability to conduct our business in the ordinary course. Although we do not anticipate any impacts to our clinical programs, these and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition in the future.

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

To obtain the requisite regulatory approvals to commercialize any of our drug candidates, we must demonstrate through extensive nonclinical studies and clinical trials that our products are safe and effective in humans. Clinical trials are expensive and can take many years to complete, and their outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful. For example, in January 2022, we halted further development of ALG‑010133. This decision was based on emerging data from the Phase 1 Study ALG-010133-101, that indicated that at the projected efficacious dose (400 mg, estimated to achieve liver exposures >3 x EC90 for HBsAg inhibition) there was no meaningful HBsAg reduction. Furthermore, higher doses levels (maximum feasible dose is 600 mg) that were planned to be evaluated in a subsequent cohort were very unlikely to reach the 1 log10 IU/mL HBsAg reduction level that we had previously defined as necessary to advance the program. As another example, in March 2022, we discontinued further development of our ASO drug candidate for CHB, ALG‑020572, due to an unanticipated serious adverse event involving significant increase in ALT in one CHB subject and several other subjects experiencing ALT flares in the same study.

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

We are also committing significant financial resources and personnel to the development of potential therapies for COVID-19, which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of COVID-19 as a global health concern. COVID-19 may be substantially eradicated prior to our development of a successful therapy or a vaccine may be developed that is highly efficacious and widely adopted, reducing or eliminating the need for therapies to treat the disease. For instance, the Pfizer/BioNTech BNT162b2, the adenovirus type 26 (Ad26) vaccine by Janssen Pharmaceutical Companies of Johnson & Johnson, Moderna mRNA-1273 and Novavax NVX-CoV2373 COVID-19 vaccines have been approved and/or authorized for emergency use and are in the process of being widely being administered in various countries throughout the world which could adversely impact the need for our potential COVID-19 therapies. Further, while we hope to develop potential therapies that are effective against other or future coronaviruses, in addition to SARS-CoV-2, we cannot be certain this will be the case. If our potential therapies are not effective against other or future coronaviruses, the value and/or sales potential of our therapies will be reduced or eliminated. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our potential therapies, if developed, may not be partially or fully effective, and may ultimately prove unsuccessful or unprofitable. Furthermore, there are no assurances that our therapy will be approved for inclusion in government stockpile programs, which may be material to the commercial success of any approved coronavirus-related drug candidate, either in the United States or abroad.

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

In addition, another party may be successful in producing a more efficacious therapy for COVID-19 or a therapy with a more convenient or preferred route of administration or in producing a therapy in a more timely manner, which may lead to the diversion of funding away from us and toward other companies or lead to decreased demand for our potential therapies. For instance, on December 22, 2021, Pfizer, Inc. received an emergency use authorization from the FDA for Paxlovid, an orally administered COVID-19 protease inhibitor. Similarly, Merck (together with Ridgeback Bio), is developing the drug molnupiravir, an oral antiviral drug which similarly has been issued an emergency use authorization by the FDA on December 23, 2021. Also, Enanta Pharmaceuticals recently announced dosing of its first subject in a Phase 1 clinical trial for EDP-235 which is its lead oral protease inhibitor specifically designed for the treatment of COVID-19, and that EDP-235 received FDA Fast Track Designation. Additionally, Pardes Biosciences

has completed its first-in-human Phase 1 clinical study for its protease inhibitor, PBI-0451, where results showed potential for an unboosted oral regimen against COVID-19, and has indicated that dose selection for its planned global Phase 2/3 study is underway. Furthermore, Novartis is working on a once a day, pan-coronavirus, main protease inhibitor pill and plans to start human testing in 2022; Shionogi has filed for manufacture and sales approval in Japan for its oral therapeutic drug for COVID-19, S-217622, a 3CL protease inhibitor for which Shiongoi has reported its Phase 2b results from its Phase 2/3 clinical trial and for which the Phase 3 part of the Phase 2/3 clinical trial is in progress; and Ascletis Pharma Inc. recently announced that is oral small molecule drug candidate ASC11, a 3CL protease inhibitor, demonstrated potential to be effective treatment for COVID-19 and expects to file an IND in the second half of 2022 and complete a Phase 1 clinical trial in healthy subjects by end of 2022. Faced with such competitor efforts, the value and/or market potential of our COVID-19 protease inhibitor program which is further behind in terms of the development process may be adversely impacted. Further, other therapies that are more affordable than our potential therapies may be used to treat COVID-19, including existing generic drugs, which could also hurt the funding of and demand for our potential therapies. In addition to BioNTech SE (together with Pfizer Inc.), Moderna, Inc., Janssen Pharmaceutical Companies of Johnson & Johnson, and Novavax, Inc., there are efforts by several other public and private entities to develop a therapy or vaccine for COVID-19, including Alexion Pharmaceuticals Inc., Atea Pharmaceuticals, Inc. (together with Roche), Incyte Corporation, Sanofi S.A., Regeneron Pharmaceuticals, Inc., Amgen Inc. (together with Adaptive Biotechnologies Corporation), AbCellera Biologics, Inc. (together with Eli Lilly and Company), Vir Biotechnology, Inc. (together with Alnylam Pharmaceuticals, GSK, Biogen Inc. and WuXi Biologics Ltd.), Altimmune, Inc., AstraZeneca PLC (together with Oxford University), GlaxoSmithKline (GSK) (together with Sanofi S.A.), Heat Biologics, Inc., Inovio Pharmaceuticals, Inc., Regeneron Pharmaceuticals Inc., Synairgen plc, Takeda Pharmaceutical Company Limited, Vaxart, Inc., and Veru Inc., many of which are further along in the development process than we are. These other entities may be more successful at developing, manufacturing or commercializing a therapy for COVID-19, especially given that several of these other organizations are much larger than we are and have access to larger pools of capital, including U.S. government funding, and broader manufacturing infrastructure. The success or failure of other entities, or perceived success or failure, may adversely impact our ability to obtain any future funding for our development and manufacturing efforts or to ultimately commercialize a therapy for COVID-19, if approved.

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

The FDA has the authority to grant an EUA to allow unapproved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when, based on the totality of scientific evidence, there is evidence of effectiveness of the medical product, and there are no adequate, approved, and available alternatives. For instance, the FDA had granted an EUA for each of the COVID-19 vaccines developed by Pfizer/BioNTech, Moderna, Janssen Pharmaceutical Companies of Johnson & Johnson and Novavax. In addition, on December 22, 2021, Pfizer, Inc. received an emergency use authorization from the FDA for Paxlovid, an orally administered COVID-19 protease inhibitor. Similarly, Merck (together with Ridgeback Bio), is developing the drug molnupiravir, an oral antiviral drug which similarly has been issued an emergency use authorization by the FDA on December 23, 2021. Depending on the outcomes of our planned nonclinical and initial clinical testing for our proposed COVID-19 therapies, we may seek an EUA for one or more of our drug candidates for use in the ongoing public health emergency, which would permit us to commercialize a drug candidate prior to FDA approval of an NDA. However, commercialization under an EUA is permitted only during the underlying public health emergency (as declared by the Secretary of the Department of Health and Human Services), meaning that once the emergency declaration is terminated, we would be required to obtain NDA approval to continue marketing the product. Furthermore, the FDA may revoke an EUA based on a determination that the product no longer satisfies the criteria for issuance of an EUA—for example, if there is no longer evidence of effectiveness of the product or there are other adequate, approved alternatives. Accordingly, we cannot predict how long, if at all, an EUA for any of our drug candidates may remain in place. Any termination or revocation of an EUA (if any) for one of our drug candidates could adversely impact our business in a variety of ways, including if one of our COVID-19 drug candidates is not yet approved by the FDA and if we and our manufacturing partners have invested in the supply chain to provide one of our COVID-19 drug candidates under an EUA.

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
•
economic weakness, including inflation and increased interest rates or political instability in particular foreign economies and markets;
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

There are a number of companies developing or marketing treatments for CHB, including Roche Holding AG (Roche), Gilead, Bristol-Myers Squibb Company, Arbutus Biopharma Corporation, Dicerna Pharmaceuticals, Inc. (together with Roche), Ionis Pharmaceuticals, Inc. (together with GSK), Arrowhead Pharmaceuticals, Inc. (together with Janssen Pharmaceuticals Company (Janssen)), Vir Biotechnology, Inc. (together with Alnylam Pharmaceuticals, Inc.), Johnson & Johnson, Assembly Biosciences Inc., Enanta Pharmaceuticals, Altimmune, Inc., Antios Therapeutics, Inc., GSK, Janssen, Transgene SA, Dynavax Technologies, Inc., Merck and Replicor, Inc. There are also companies developing or marketing treatments or vaccines for COVID-19, including Soliris by Alexion Pharmaceuticals Inc., Atea Pharmaceuticals, Inc. (together with Roche), Jakafi by Incyte Corporation, Kevzara by Sanofi S.A./Regeneron Pharmaceuticals, Inc., Amgen Inc. (together with Adaptive Biotechnologies Corporation), AbCellera Biologics, Inc. (together with Eli Lilly and Company), Vir Biotechnology, Inc. (together with GSK, Biogen Inc. and WuXi Biologics Ltd.), Altimmune, Inc., AstraZeneca PLC (together with Oxford University), BioNTech SE (together with Pfizer Inc.), GlaxoSmithKline plc (GSK) (together with Sanofi S.A.), Heat Biologics, Inc., Inovio Pharmaceuticals, Inc., Johnson & Johnson, Moderna, Inc., Novavax, Inc., Regeneron Pharmaceuticals Inc., Vaxart, Inc., Enanta Pharmaceuticals, Novartis and Shionogi & Co., Ltd. For example, BioNTech SE (together with Pfizer Inc.), Janssen Pharmaceutical Companies of Johnson & Johnson, Moderna Inc. and Novavax have developed COVID-19 vaccines that have received authorization for emergency use and/or regulatory approval are being widely administered. In addition, on December 22, 2021, Pfizer, Inc. received an emergency use authorization from the FDA for Paxlovid, an orally administered COVID-19 protease inhibitor. Similarly, Merck (together with Ridgeback Bio) is developing the drug molnupiravir, an oral antiviral drug which similarly has been issued an emergency use authorization by the FDA on December 23, 2021. The availability of such COVID-19 vaccines and each of Pfizer’s and Merck’s oral COVID-19 drug may reduce or eliminate the need for our potential COVID therapies to treat the disease and therefore negatively impact the commercial opportunity therefor.

Furthermore, there are companies developing or marketing treatments for NASH, including AbbVie, Inc., AstraZeneca PLC/MedImmune LLC, Bristol-Myers Squibb Company, Eli Lilly and Company, FronThera US Pharmaceuticals LLC, Janssen, Merck, Novartis Pharmaceuticals Corporation (together with Pfizer, Inc.), Novo Nordisk A/S, Pfizer Inc., Roche, Sanofi S.A., Takeda Pharmaceutical Company Limited (together with HemoShear Therapeutics, LLC), 89bio, Inc., Akero Therapeutics, Inc., Blade Therapeutics, Inc., Cirius Therapeutics, Inc., Galectin Therapeutics Inc., Galmed Pharmaceuticals Ltd., Genfit SA, Gilead, Intercept Pharmaceuticals, Inc., Inventiva Pharma SA, Madrigal Pharmaceuticals, Inc., MediciNova, Inc., NGM Biopharmaceuticals, Inc., Pliant Therapeutics, Inc. (together with Novartis), Terns Pharmaceuticals, Inc. and Viking Therapeutics, Inc.

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

We may be required to make significant payments under our license agreements with Emory University and KU Leuven

We entered into a License Agreement with Emory in June 2018 (the Emory License Agreement), and a Research, Licensing and Commercialization Agreement (KU Leuven Agreement) with KU Leuven in June 2020. Under the Emory License Agreement and KU Leuven Agreement, we are subject to significant obligations, including milestone payments, royalty payments, and certain other agreed-to costs. For more information regarding our license agreements, please see the section titled “Business—License agreements and collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2021, previously filed with the Securities and Exchange Commission. If these payments become due under the terms of either the Emory University License Agreement or KU Leuven Agreement, we may not have sufficient funds available to meet our obligations and our development efforts may be materially harmed. Furthermore, if we are forced to raise additional funds, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market drug candidates that we would otherwise develop and market ourselves.

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

Our success depends in significant part on our ability and the ability of our current or future collaborators and licensors to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to our drug candidates and technology and to operate our business without infringing, misappropriating, or otherwise violating the intellectual property rights of others. If we and our current or future collaborators and licensors are unable to obtain and maintain sufficient intellectual property protection for our drug candidates or other drug candidates that we may identify, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize drug candidates similar or identical to ours, and our ability to successfully commercialize our drug candidates and other drug candidates that we may pursue may be impaired. While we own some issued or allowed patents with respect to our programs, including our CHB and NASH programs, we do not own or in-license any issued patents with claims that specifically recite our ALG‑125755 or ALG-097558 drug candidates. We can provide no assurance that any of our other current or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. We cannot be certain that there is no invalidating prior art of which we and the patent examiner are unaware or that our interpretation of the relevance of prior art is correct. If a patent or patent application is determined to have an earlier priority date, it may prevent our patent applications from issuing at all or issuing in a form that provides any competitive advantage for our drug candidates. Failure to obtain additional issued patents could have a material adverse effect on our ability to develop and commercialize our drug candidates. Even if our patent applications do issue as patents, third parties may be able to challenge the validity and enforceability of our patents on a variety of grounds, including that such third party’s patents and patent applications have an earlier priority date, and if such challenges are successful, we may be required to obtain one or more licenses from such third parties, or be prohibited from commercializing our drug candidates.

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

It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products (if approved), in which case we would be required to obtain a license from these third parties. The licensing of third-party intellectual property rights is a competitive area, and more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. More established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to license such technology, or if we are forced to license such technology on unfavorable terms, our business could be materially harmed. If we are unable to obtain a necessary license, we may be unable to develop or commercialize the affected drug candidates, which could materially harm our business, and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation. Even if we are able to obtain a license, it may be or become non-exclusive, thereby giving our competitors access to the same technologies licensed to us. For example, under the Emory License Agreement we currently have an exclusive license with respect to certain patents and a non-exclusive license with respect to certain of Emory’s specified know-how. Beginning in June 2022, the license to such patents will become non-exclusive with respect to all fields except for the treatment and prevention of HBV. For more information regarding our license agreements, see the section titled “Business—License agreements and collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2021, previously filed with the SEC on March 10, 2022. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

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

As of June 30, 2022, we had 89 full-time employees, including 72 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

As of June 30, 2022, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 41.2% of our outstanding common stock (assuming all shares of non-voting common stock are converted into voting common stock in accordance with the terms of our amended and restated certificate of incorporation). As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

The dual class structure of our common stock may limit an investor’s ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Consequently, the exercise by holders of our non-voting common stock of their option to make this conversion will have the effect of increasing the relative voting power of such holders, and correspondingly decreasing the voting power of the holders of our common stock, which may limit an investor’s ability to influence corporate matters. As of June 30, 2022, we had 3,092,338 shares of non-voting common stock outstanding. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline.

As of June 30, 2022, approximately 10.9 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

In addition, the holders of approximately 42.8 million of our total common stock and non-voting common stock are entitled to rights with respect to the registration of their shares under the Securities Act described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including due to the current inflationary economic environment and rising interest rates. For example, the 2008 global financial crisis caused extreme volatility and disruptions in the capital and credit markets. In addition, Russia began a full-scale invasion of Ukraine in February 2022 which is the largest conventional military attack in Europe since World II and has triggered unprecedented sanctions against Russia. While the situation remains highly fluid and the outlook of such war in Ukraine is subject to extraordinary uncertainty, the ongoing war and associated sanctions will likely have a severe impact on the global economy. A severe or prolonged economic downturn, such as the 2008 global financial crisis, and one that could be caused by the war in Ukraine, could result in a variety of risks to our business, including, weakened demand for any drug candidates we may develop and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or disruptions in the supply chain generally could also strain our suppliers, possibly resulting in supply disruption. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers or other partners may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

As a public company, we incur significant legal, accounting and other expenses that we did not previously incur as a private company. We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of the IPO. We intend to take advantage of this legislation, but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Issuer purchasers of equity securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Provided Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	10/20/2020	3.1

3.2	Amended and Restated Bylaws.	8-K	10/20/2020	3.2

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/9/2020	4.2

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 has been formatted in Inline XBRL.				X

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

ALIGOS THERAPEUTICS, INC.

Date: August 4, 2022	By:	/s/ Lawrence Blatt
Lawrence Blatt
Chairman and Chief Executive Officer

Date: August 4, 2022	By:	/s/ Lesley Ann Calhoun
Lesley Ann Calhoun
Chief Financial Officer