Form 10-Q
period 2022-09-30
Aligos Therapeutics, Inc.
filed 2022-11-02
CIK 1799448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 28, 2022, the registrant had 42,815,593 shares of common stock, $0.0001 par value per share, outstanding, comprised of 39,723,255 shares of voting common stock, $0.0001 par value per share and 3,092,338 shares of non-voting common stock, $0.0001 par value per share.

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

In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
the scope, progress, results and costs of developing our drug candidates or any other future drug candidates, and conducting nonclinical studies and clinical trials, including our ALG‑000184, ALG-055009 and ALG‑125755 clinical trials;
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
•
our expectations regarding the potential market size and size of the potential patient populations for ALG‑000184, ALG‑055009 and ALG‑125755, our other drug candidates and any future drug candidates, if approved for commercial use;
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

These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our

i

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALIGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,440	$186,816
Restricted cash	80	164
Short-term investments	55,864	3,918
Other current assets	7,709	13,526
Total current assets	150,093	204,424
Operating lease right-of-use assets	8,073	8,789
Property and equipment, net	5,250	6,180
Long-term investments	-	15,110
Other assets	653	866
Total assets	$164,069	$235,369

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,931	$3,015
Accrued liabilities	13,678	25,394
Operating lease liabilities, current	3,069	2,769
Finance lease liabilities, current	138	138
Deferred revenue from collaborations, current	10,725	7,641
Total current liabilities	30,541	38,957
Operating lease liabilities, net of current portion	9,652	11,287
Finance lease liabilities, net of current portion	174	261
Other liabilities	133	133
Deferred revenue from collaborations, net of current portion	1,556	-
Total liabilities	42,056	50,638
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2022 (unaudited) and December 31, 2021, respectively; no shares issued and outstanding as of September 30, 2022 (unaudited) and December 31, 2021, respectively.	-	-
Common stock, $0.0001 par value; 320,000,000 shares authorized as of September 30, 2022 (unaudited) and December 31, 2021, respectively; 42,815,593 and 42,690,229 shares issued and outstanding as of September 30, 2022 (unaudited) and December 31, 2021, respectively.	4	4
Additional paid-in capital	499,082	487,347
Accumulated deficit	(377,232)	(303,072)
Accumulated other comprehensive loss	159	452
Total stockholders’ equity	122,013	184,731
Total liabilities and stockholders’ equity	$164,069	$235,369

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue from collaborations	$4,106	$1,537	$10,370	$3,992
Operating expenses:
Research and development	17,791	28,132	65,977	75,555
General and administrative	5,263	6,473	19,291	18,810
Total operating expenses	23,054	34,605	85,268	94,365
Loss from operations	(18,948)	(33,068)	(74,898)	(90,373)
Interest and other income (expense), net	284	70	795	(44)
Loss before income tax expense	(18,664)	(32,998)	(74,103)	(90,417)
Income tax benefit (expense)	43	(126)	(57)	(201)
Net loss	(18,621)	(33,124)	(74,160)	(90,618)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	109	(1)	(293)	(67)
Unrealized gain on pension plans	—	2	—	5
Other comprehensive income (loss)	109	1	(293)	(62)
Comprehensive loss	$(18,512)	$(33,123)	$(74,453)	$(90,680)
Net loss per share, basic and diluted	$(0.44)	$(0.78)	$(1.74)	$(2.31)
Weighted average shares of common stock, basic and diluted	42,761,928	42,399,984	42,647,732	39,151,095

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of June 30, 2022	42,808,288	$4	$495,538	$(358,611)	$50	$136,981

Issuance of common stock upon exercise of stock options	7,305	-	9	-	-	9
Stock-based compensation expense related to employee stock awards	-	-	3,272	-	-	3,272
Stock-based compensation expense related to employee stock purchases	-	-	219	-	-	219
Vesting of early exercised common stock options	-	-	44	-	-	44
Other comprehensive income	-	-	-	-	109	109
Net loss	-	-	-	(18,621)	-	(18,621)
Balance as of September 30, 2022	42,815,593	$4	$499,082	$(377,232)	$159	$122,013

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2021	42,690,229	$4	$487,347	$(303,072)	$452	$184,731

Issuance of common stock upon exercise of stock options	12,896	-	20	-	-	20
Issuance of common stock related to ESPP purchase	112,468	-	111	-	-	111
Stock-based compensation expense related to employee stock awards	-	-	10,306	-	-	10,306
Stock-based compensation expense related to employee stock purchases		-	1,110	-	-	1,110
Vesting of early exercised common stock options	-	-	188	-	-	188
Other comprehensive loss	-	-	-	-	(293)	(293)
Net loss	-	-	-	(74,160)	-	(74,160)
Balance as of September 30, 2022	42,815,593	$4	$499,082	$(377,232)	$159	$122,013

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance as of June 30, 2021	38,200,121	$4	$401,363	$(232,234)	$(251)	$168,882
Issuance of common stock upon exercise of stock options	11,726	-	18	-	-	18
Issuance of common stock in connection with Follow-on Offering, net of offering costs	4,400,000	-	78,584	-	-	78,584
Costs related to the Follow-on Offering	-	-	(727)	-	-	(727)
Stock-based compensation	-	-	3,295	-	-	3,295
Vesting of early exercised common stock options	-	-	82	-	-	82
Other comprehensive income	-	-	-	-	1	1
Net loss	-	-	-	(33,124)	-	(33,124)
Balance as of September 30, 2021	42,611,847	$4	$482,615	$(265,358)	$(250)	$217,011

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance as of December 31, 2020	38,120,606	$4	$394,963	$(174,740)	$(188)	$220,039

Issuance of common stock upon exercise of stock options	91,241	-	327	-	-	327
Issuance of common stock in connection with Follow-on Offering, net of offering costs	4,400,000	-	78,584	-	-	78,584
Costs related to the Follow-on Offering	-	-	(727)	-	-	(727)
Stock-based compensation	-	-	9,260	-	-	9,260
Vesting of early exercised common stock options	-	-	208	-	-	208
Other comprehensive loss	-	-	-	-	(62)	(62)
Net loss	-	-	-	(90,618)	-	(90,618)
Balance as of September 30, 2021	42,611,847	$4	$482,615	$(265,358)	$(250)	$217,011

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(74,160)	$(90,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments	(84)	63
Amortization of right of use assets	994	474
Depreciation expense	1,784	2,291
Stock-based compensation including ESPP	11,277	9,806
Changes in operating assets and liabilities:
Other assets	6,167	(259)
Right of use assets	(278)	-
Accounts payable	(84)	(712)
Accrued liabilities	(11,528)	5,861
Operating lease liabilities	(1,334)	(985)
Other liabilities	-	(111)
Deferred revenue from collaborations	4,640	(3,992)
Net cash and cash equivalents used in operating activities	(62,606)	(78,182)
Cash flows from investing activities:
Activities in available-for-sale investments:
Maturities of investments	42,695	13,000
Purchase of short-term investments	(79,740)	(1,961)
Purchase of long-term investments	-	(982)
Activities in held-to-maturity investments:
Maturities of investments	-	10,000
Purchases of property and equipment	(852)	(556)
Net cash and cash equivalents (used in) provided by investing activities	(37,897)	19,501
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with Follow-on Offering, net of costs	-	78,584
Proceeds from ESPP purchase	111	-
Payments of deferred offering costs	-	(727)
Payments on finance lease	(88)	(59)
Proceeds from the exercise of common stock option	20	327
Net cash and cash equivalents provided by financing activities	43	78,125
Net increase (decrease) in cash, cash equivalents, and restricted cash	(100,460)	19,444
Cash, cash equivalents, and restricted cash, beginning of period	186,980	220,943
Cash, cash equivalents, and restricted cash, end of period	$86,520	$240,387

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Reconciliation to amounts on the consolidated balance sheet:
Cash and cash equivalents	$86,440	$239,734
Restricted cash	80	653
Total cash, cash equivalents, and restricted cash	$86,520	$240,387

Supplemental disclosures of noncash financing and investing activities:
Mark to market adjustment for available-for-sale investments	$(293)	$(67)
Acquisition of right of use asset through operating lease obligation	$-	$459
Vesting of early exercised options	$189	$208
Change in pension obligation	$-	$5

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

Liquidity

The Company has incurred losses and negative cash flows from operations since its inception. As of September 30, 2022 and December 31, 2021, the Company had an accumulated deficit of $377.2 million and $303.1 million, respectively. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of expanded research and development activities.

As of September 30, 2022, the Company has unrestricted cash, cash equivalents and investments of approximately $142.3 million which is available to fund future operations. The Company expects to continue to spend substantial amounts to continue the nonclinical and clinical development of its current and future programs. If the Company is able to gain marketing approval for drug candidates that are being developed, it will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of the Company’s planned and anticipated clinical trials is highly uncertain, the Company cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate the Company may develop.

The Company expects to finance its cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. In addition, the Company may seek additional capital to take advantage of favorable market conditions or strategic opportunities even if the Company believes it has sufficient funds for its current or future operating plans. Based on the Company’s research and development plans, the Company expects its existing unrestricted cash, cash equivalents and investments, will enable it to fund its operations for at least 12 months following the date the condensed consolidated financial statements are issued. However, the Company’s operating plan may change as a result of many factors currently unknown, and the Company may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty the Company’s future expenses given the dynamic nature of its business, the COVID‑19 pandemic and the macro-economic environment generally.

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

Unaudited interim financial information

The accompanying consolidated balance sheet as of September 30, 2022, the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021, the consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, and the consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. The unaudited consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of September 30, 2022 and the consolidated results of its operations and cash flows for the three and nine months ended September 30, 2022 and 2021. The consolidated financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2022 and 2021 are unaudited. The consolidated results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.

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

3.
Property and equipment

The components of property and equipment as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022	December 31, 2021
Leasehold improvements	$6,087	$5,940
Lab equipment	6,092	5,709
Computer equipment	1,051	994
Furniture and office equipment	739	472
Vehicles	305	305
Asset under construction	22	22
Total, at cost	14,296	13,442
Accumulated depreciation	(9,046)	(7,262)
Total, net	$5,250	$6,180

Depreciation expense was $0.5 million and $1.8 million for the three and nine months ended September 30, 2022, respectively, and $0.8 million and $2.3 million for the three and nine months ended September 30, 2021, respectively. Finance leases are also included in property and equipment as vehicles and lab equipment on the condensed consolidated balance sheets.

4.
Investments

As of September 30, 2022 and December 31, 2021, amortized cost, gross unrealized gains and losses, and estimated fair values of total fixed-maturity securities were as follows (in thousands):

September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Available-for-sale securities
Certificates of deposit	$56,197	$-	$(333)	$55,864

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

Available-for-sale securities
Certificates of deposit	$3,922	$-	$(4)	$3,918
U.S. Treasury bonds	15,146	-	(36)	15,110
	$19,068	$-	$(40)	$19,028

Changes in fair value are related to changes in market interest rates. The Company expects to collect all contractual principal and interest payments.

The following is a summary of maturities of securities available-for-sale as of September 30, 2022 (in thousands):

	Available-for-sale
	Amortized Cost	Estimated Fair Value
Amounts maturing in:
One year or less	$56,197	$55,864
More than one year	-	-
Total investments	$56,197	$55,864

The Company recorded interest income of $0.5 million and $0.8 million for the three and nine months ended September 30, 2022, respectively, and $20,000 and $0.2 million for the three and nine months ended September 30, 2021, respectively, as a component of interest and other income (expense), net on the Company’s condensed consolidated statement of operations and comprehensive loss.

5.
Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued compensation	$5,070	$6,329
Accrued payables	7,609	17,554
Liability for early exercised stock options	87	276
Other	912	1,235
Total	$13,678	$25,394

6.
Stock-based compensation

Stock options

During the three and nine months ended September 30, 2022, the Company’s stock option compensation expense was approximately $3.3 million and $10.2 million, respectively, and during the three and nine months ended September 30, 2021, the Company’s stock option compensation expense was approximately $3.2 million and $9.0 million, respectively. There was no recognized tax benefit in either of the periods. As of September 30, 2022, the unamortized expense balance was $31.9 million, to be amortized over a weighted average period of 2.47 years.

Stock option activity during the nine months ended September 30, 2022 is as follows:

	Shares subject to options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2022	5,692,514	$12.07	8.63	$16,763
Granted	5,062,824	$2.59
Exercised	(12,896)	$1.57
Cancelled	(660,176)	$9.64
Outstanding as of September 30, 2022	10,082,266	$7.48	8.63	$—

Options vested and expected to vest as of September 30, 2022	10,077,502	$7.49	8.63	$—
Options vested and exercisable as of September 30, 2022	3,202,049	$9.54	7.92	$—

The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2022 was $0.98 and $1.81 per share, respectively, and during the three and nine months ended September 30, 2021 was $15.23 and $10.43 per share, respectively.

Restricted stock awards

During the three and nine months ended September 30, 2022, the Company recorded total stock-based compensation expense related to restricted stock awards of $4,000 and $0.1 million, respectively. During the three and nine months ended September 30, 2021, the Company recorded total stock-based compensation expense related to restricted stock awards of $0.1 million and $0.3 million, respectively. As of September 30, 2022, there was no unrecognized stock-based compensation expense related to outstanding unvested shares of restricted stock awards remaining.

The following table summarizes the Company’s restricted common stock activity for the nine months ended September 30, 2022:

	Number of Awards	Weighted- Average Grant Date Fair Value	Aggregate Fair Value (in thousands)
Issued and unvested as of January 1, 2022	89,054	$1.30	$117
Restricted stock awards granted	—
Restricted stock awards vested	(89,054)	$1.30	$(117)
Issued and unvested as of September 30, 2022	—	—	—

During the nine months ended September 30, 2022, the Company did not issue shares of common stock, upon exercise of unvested stock options or purchases for unvested restricted stock awards. During the nine months ended September 30, 2021, the Company issued 262,982 shares of common stock, upon exercise of unvested stock options or purchases for unvested restricted stock awards. As of September 30, 2022 and December 31, 2021, there were 38,258 and 163,855 shares of Common Stock held by employees subject to repurchase at an aggregate price of approximately $0.1 million and $0.3 million, respectively. A corresponding liability was recorded and included in accrued expenses on the condensed consolidated balance sheet as of September 30, 2022 and December 31, 2021, respectively.

Employee stock purchase plan

During the three and nine months ended September 30, 2022, the Company recorded total stock-based compensation expense related to the employee stock purchase plan of $0.2 million and $1.0 million, respectively, and $0.3 million and $0.5 million in the three and nine months ended September 30, 2021. During the nine months ended September 30, 2022, 112,468 grants of awards under this plan have been made. No purchases of common stock were made during the first or third quarter of 2022, and during the three and nine months ended September 30, 2021.

Stock-based compensation expense was allocated as follows for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development	$1,949	$1,938	$6,155	$5,630
General and administrative	1,542	1,654	5,122	4,176
Total	$3,491	$3,592	$11,277	$9,806

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

The following tables present the fair value of the Company’s financial instruments that are measured or disclosed at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of September 30, 2022
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$86,440	$-	$-
Certificates of deposit	55,864	-	-
	$142,304	$-	$-

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$186,816	$-	$-
Certificates of deposit	3,918	-	-
U.S. Treasury bonds	15,110	-	-
	$205,844	$-	$-

8.
License and collaboration agreements

Agreement with Emory University (Emory)

In June 2018, the Company entered into a license agreement with Emory (the Emory License Agreement), pursuant to which Emory granted the Company a worldwide, sublicensable license under certain of its intellectual property rights to make, have made, develop, use, offer to sell, sell, import and export products containing certain compounds relating to Emory’s hepatitis B virus capsid assembly modulator technology, for all therapeutic and prophylactic uses. Such license is initially exclusive with respect to specified licensed patents owned by Emory and non-exclusive with respect to certain of Emory’s specified know-how. Beginning in June 2022, the license to such patents became non-exclusive with respect to all fields except for the treatment and prevention of HBV; however, the Company may select up to six compounds which will maintain exclusivity with respect to all therapeutic and prophylactic uses. With respect to all other compounds that are enabled by the licensed patents, those which are jointly invented by the Company and Emory or inventors in the Schinazi laboratory, or which are disclosed in a specified licensed patent, are licensed to the Company exclusively including as to Emory; whereas all other such compounds are licensed to the Company non-exclusively. Under the terms of the Emory License Agreement, the Company is obligated to use commercially reasonable efforts to bring licensed products to market in accordance with a mutually agreed upon development plan. Unless terminated earlier by either party in accordance with the provisions thereof, the Emory License Agreement shall continue until the expiration of the last–to-expire of the patents licensed to the Company thereunder.

As consideration for the Emory License Agreement, the Company paid an upfront license fee of $0.3 million and issued a convertible note with a principal amount of $0.6 million. Upon issuance of the Series A in August 2018, the principal and unpaid accrued interest under this convertible note was cancelled and converted into shares of Series A at a conversion price of $9.32 per share.

In June 2020, the Company amended the license agreement with Emory. Pursuant to the amended license agreement, Emory granted the Company additional patent rights to certain compounds targeting the treatment or prevention of HBV. As consideration for the additional rights, the Company made a one-time, non-refundable payment to Emory in the amount of $0.2 million, with an additional obligation to pay up to a maximum of $35,000. On the same date, the Company entered into a collaboration agreement with Emory, with the initial research plan pertaining to the synthesis and evaluation of the compounds licensed through the additional patent rights granted in the amended license agreement. The research plan terminates one year from the effective date, with the Company having an option to extend for a second year. The Company elected to extend the collaboration agreement by one year but not further. In connection with the extension of the collaboration agreement, the Company provided Emory funding of $0.3 million which was recorded as R&D expenses.

The Company has agreed to pay Emory up to an aggregate of $125.0 million upon the achievement of specified development, regulatory, and commercial milestones, and all ongoing patent costs. During the three and nine months ended September 30, 2022 and 2021, the Company had no expenses related to milestone payments. The Company also agreed to pay Emory tiered single-digit royalties on worldwide annual net sales of licensed products, on a quarterly basis and calculated on a product-by-product basis. With respect to licensed products containing any of a specified subset of the licensed compounds, such royalties range from a mid-single digit to a high-single digit percentage rate. With respect to licensed products which do not contain such compounds, the royalties span a range of percentage rates within the mid-single digits if a Phase 1 clinical trial is initiated for the product within three years of the effective date of the Emory License Agreement, and range from a low-single digit to a mid-single digit rate if a Phase 1 clinical trial is initiated more than three years after the effective date. During the three and nine months ended September 30, 2022 and 2021, the Company made no payments associated with royalties and recognized no expense or accruals.

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

The Company is obligated to make payments to Luxna, in aggregate, totaling up to but no more than $55.5 million upon the achievement of specified development, regulatory, and commercial milestones. During the three and nine months ended September 30, 2022 and 2021, the Company recognized no expenses related to milestone payments. The Company is also required to pay Luxna a low-single digit royalty percentage on net sale of applicable products, if any. During the three and nine months ended September 30, 2022 and 2021, the Company made no payments associated with royalties.

Agreement with Katholieke Universiteit Leuven (KU Leuven)

On June 25, 2020, the Company entered into a Research, Licensing and Commercialization Agreement (KU Leuven Agreement) with KU Leuven, under which the Company is collaborating with KU Leuven’s Rega Institute for Medical Research, as well as its Centre for Drug Design and Discovery, to research and develop potential protease inhibitors for the treatment, diagnosis or prevention of coronaviruses, including of SARS-CoV-2. Unless terminated earlier by either party in accordance with provisions in the agreement, the collaboration period will terminate at the earlier of completion of all collaboration activities or 2.5 years. The Company is in talks with KU Leuven to extend the research term by another year into 2023 to work on protease inhibitors. In connection with the KU Leuven Agreement, KU Leuven and the Company granted each other exclusive cross-licenses to use certain know-how and existing patents of the other party as well as certain joint know-how and joint patents to carry out research and development collaboration activities during the collaboration period. KU Leuven granted to the Company an exclusive (including as to KU Leuven), worldwide license under certain of KU Leuven’s know-how and existing patents, and certain joint patents and joint know-how, to manufacture and commercialize the licensed products for the treatment, diagnosis or detection of viral infections in humans. KU Leuven reserved the right to use all KU Leuven knowhow, existing KU Leuven patents, joint patents and joint know-how for academic and non-commercial research and teaching purposes. As consideration for this license, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to but no more than $30.0 million upon the achievement of certain commercial sales milestones. For each licensed product developed through KU Leuven and the Company’s collaborative effort, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to $32.0 million upon the achievement of certain development and regulatory milestones. The Company is also required to pay KU Leuven a low-to-mid-single digit royalty percentage, subject to certain adjustments, on net sales of applicable products, if any. Unless terminated earlier by either party, the agreement shall continue until the expiration of the last to expire royalty term, which is the later of the expiration or termination of the last valid patent claim covering the manufacture, use, sale or importation of the licensed product in a particular country or 10 years after the first commercial sale of a licensed product. During the three and nine months ended September 30, 2022 and 2021, the Company recognized no expenses related to milestone payments.

Agreements with Merck

In December 2020, the Company and Merck & Co. entered into an exclusive License and Research Collaboration Agreement under which Merck and the Company agreed to apply the Company’s oligonucleotide platform technology to discover, research, optimize and develop oligonucleotides directed against a NASH target and up to one additional liver-targeted cardiometabolic and/or fibrosis target. Under the terms of the agreement, the Company received an upfront payment from Merck and may receive an additional upfront payment after finalization of a research plan for such additional target. With respect to each collaboration target, the Company will be eligible for up to $458.0 million in development and commercialization milestones as well as tiered royalties on net sales. The Company will be primarily responsible for designing, preparing and evaluating the oligonucleotide molecules and delivering optimized lead molecules, and Merck will be responsible for subsequent research, clinical development and commercialization efforts. The Company determined that the Merck agreement falls within the scope of ASC 808 and the Company analogized to ASC 606 for the accounting of payments such as upfront payments and other milestones. Revenue is recognized based on percentage of completion of the overall project. During the three and nine months ended September 30, 2022 the Company recognized $2.2 million and $5.8 million, respectively, and in the three and nine months ended September 30, 2021 the Company recognized $1.5 million and $4.0 million, respectively, of revenue from collaborative arrangements related to milestone payments.

In January 2022, the Company and Merck & Co. entered into a First Amendment to the License and Research Collaboration Agreement. The agreement was expanded to include the in-license by Merck of an early-stage program with respect to a second undisclosed NASH target, on which the Company had previously been working independently on. In addition, under this expanded arrangement, Merck has the ability to add an additional third target of interest in the cardiometabolic/fibrosis space to the collaboration. Under the expanded agreement, the Company will receive a payment from Merck for the in-license of the program directed at a second undisclosed NASH target. Moreover, the Company will receive an additional payment if a third target is designated for the collaboration. With respect to each target in the collaboration, the Company will be eligible to receive up to approximately $460.0 million in development and commercialization milestones as well as tiered royalties on net sales. The Company determined that the First Amendment to the Merck agreement also falls within the scope of ASC 808 and the Company analogized to ASC 606 for the accounting of payments such as upfront payments and other milestones. Revenue is recognized based on the percentage of completion of the amended agreement. During the three and nine months ended September 30, 2022 the Company recognized $1.9 million and $4.6 million, respectively, of revenue from the amended collaborative arrangement related to milestone payments.

9.
Commitments and contingencies

From time to time, the Company may have certain contingent liabilities, including legal matters that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company had no contingent liabilities requiring accrual as of September 30, 2022 and December 31, 2021. The Company enters into contracts in the normal course of business that includes arrangements with clinical research organizations, vendors for preclinical research and vendors for manufacturing. These agreements generally allow for cancellation with notice. As of September 30, 2022, the Company had no material non-cancellable purchase commitments.

10.
Income taxes

The Company has a history of losses and projects losses for the full year 2022. The Company continues to maintain a full valuation allowance on its net deferred tax assets.

11.
Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss	$(18,621)	$(33,124)	$(74,160)	$(90,618)
Weighted average common stock outstanding, basic and diluted	42,761,928	42,399,984	42,647,732	39,151,095
Net loss per share - basic and diluted	$(0.44)	$(0.78)	$(1.74)	$(2.31)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Options to purchase common stock	10,082,266	5,618,700	10,082,266	5,618,700
Unvested restricted stock	-	156,837	-	156,837
	10,082,266	5,775,537	10,082,266	5,775,537

12.
Subsequent events

In preparing the interim financial statements for the three and nine months ended September 30, 2022, the Company evaluated subsequent events for recognition and measurement purposes during which time nothing has occurred outside of the normal course of business operations that requires disclosure.

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

One of our areas of focus seeks to enhance the rate of functional cure for CHB, which often results in life-threatening conditions such as cirrhosis, and the most common form of liver cancer, hepatocellular carcinoma (HCC). The most widely used treatment for CHB, nucleos(t)ide analogs (NAs), suppress viral replication, but only achieve low rates of functional cure and often require long-term administration. To address this, we have developed a portfolio of differentiated drug candidates for CHB, including a small molecule Capsid Assembly Modulator that results in the production of empty viral capsids (CAM-E), and a small interfering RNA (siRNA), which is designed to suppress production of hepatitis B virus (HBV) surface antigen (HBsAg). Each of these drugs is designed against clinically validated targets in the HBV life cycle and is currently being evaluated in clinical trials.

The initial Phase 1a study in healthy volunteers (HVs) for our CAM-E, ALG-000184, has been completed and a Phase 1b dose ranging study evaluating the safety, pharmacokinetics and antiviral activity of this drug candidate in CHB patients is ongoing. Preliminary data as of October 25, 2022, in both HVs and CHB subjects indicate ALG-000184 has a predictable, dose proportional PK profile and single doses up to 500 mg in HVs and multiple daily doses up to 300 mg x 28 days in CHB subjects have been well tolerated. Specifically, only two serious adverse events (hospitalizations for management of pre-existing back pain and a partially collapsed lung) have been reported and there have been no treatment emergent adverse events (TEAEs) leading to discontinuation. Additionally, no concerning TEAEs, laboratories, vital signs or EKG findings have been reported to date. Preliminary antiviral activity data at Day 28 are available in cohorts of hepatitis B E-antigen (HBeAg) negative subjects (100 mg (Cohort 1), 50 mg (Cohort 2), and 10 mg (Cohort 3)) and HBeAg positive subjects (100 mg (Cohort 4)): ALG-000184 was observed to have similar levels of activity at 10-100 mg doses in Cohorts 1-3, where all 3 doses achieved HBV DNA and HBV RNA reductions of approximately 3-4 log10 IU/mL and approximately 1-2 log10 copies/mL, respectively. Maximal HBV DNA and HBV RNA reductions were observed in the 10 mg cohort (Cohort 3), where 100% of subjects had DNA and RNA levels below the lower limit of quantitation (LLOQ) at the completion of dosing. In Cohort 4 (HBeAg positive subjects receiving 100 mg ALG-000184), HBV DNA and HBV RNA declined by >4 log10 IU/mL and >3 log10 copies/mL, respectively, with no plateauing of the antiviral effect throughout dosing. With respect to ongoing cohorts in this part of the study, dosing in Cohorts 5 (300 mg for 28 days in HBeAg positive CHB) and 6 (10 mg for 28 days in HBeAg positive CHB) is complete and ongoing, respectively. Data, including antiviral activity, from Cohorts 4-5 will be presented at the American Association for the Study of Liver Diseases conference (AASLD) in November 2022. Additionally, enrollment and dosing in 12-week cohorts at the 100 mg and 300 mg dose levels in HBeAg positive CHB subjects is ongoing in Part 4 of the study. If emerging safety and efficacy data remain supportive, dosing in these Part 4 cohorts may be extended for up to 48 weeks, which would enable a preliminary assessment of the long-term risk-benefit profile of ALG‑000184 in HBeAg positive CHB subjects.

With respect to our siRNA drug candidate, ALG-125755, the Phase 1a study was recently initiated in New Zealand. This study is initially evaluating single ascending doses (SAD) in healthy volunteers and, in the first quarter of 2023, will begin evaluating SAD in CHB subjects. We plan to share preliminary data from this study at scientific conferences in 2023.

We are also exploring small molecule approaches towards CAMs that produce aberrantly shaped viral particles (CAM-A) and boosting immune responses via small molecule antagonists of the programmed death 1 (ligand) PD1/PD-L1 interaction. Our small molecule CAM-A compounds have lowered levels of viral markers such as DNA and HBsAg in a mouse model and are not of the heteroaryl pyrimidine class, which is known to have a number of important liabilities. We have also rationally designed liver-targeted oral PD-L1 small molecule inhibitors to localize T cell activation in the liver and thereby potentially mitigate systemic toxicity in an effort to develop better tolerated PD1/PD-L1 inhibitors for CHB patients. Lead molecules developed to date show similar in vivo efficacy to approved PD1/PD-L1 antibodies, but were more efficacious than antibodies in a liver metastatic tumor model. We believe that combination regimens utilizing our broad portfolio of CHB drug candidates, with or without other mechanisms of action, may lead to higher rates of functional cure.

Our second area of focus is to develop drug candidates with pan-coronavirus activity, including against Severe Acute Respiratory Syndrome coronavirus 2 (SARS-CoV-2), the virus responsible for COVID-19. Our efforts to identify a coronavirus therapeutic are focused on a small molecule approach, where we are exploring coronavirus 3CL protease inhibitors in collaboration with Katholieke Universiteit Leuven (KU Leuven), the Center for Innovation and Stimulation of Drug Discovery (CISTIM) and the

Centre for Drug Design and Discovery (CD3). Our drug candidate, ALG-097558, is at least 7-fold more potent in cell-based assays than nirmatrelvir and PBI-0451 against a panel of SARS-CoV-2 variants (including omicron), has broad pan-coronavirus activity, and is not projected to need ritonavir boosting. Evaluation of ALG-097558 in the hamster SARS-CoV-2 infection model indicates that when dosed prior to infection or up to 24 hours post-infection, the compound causes a significant reduction in the levels of infectious virus in the lungs. Further, we have begun to investigate the viral resistance profile of our 3CL protease inhibitors. A resistant mutant was derived by incubating SARS-CoV-2 infected cells with an early lead compound, ALG-097161. We identified a combination of 3 amino acid substitutions in the 3CL protease (L50F E166A L167F) that are associated with a greater than 50-fold increase in the EC50 values for ALG-097161 and PF-07321332 (nirmatrelvir) when assessed in a biochemical assay. In contrast, when ALG-097558 was profiled against the L50F E166A L167F resistant mutant, only a 3-fold shift in the EC50value was observed. Experiments to further evaluate the viral resistance profile of ALG-097558 are currently ongoing. Preclinical modelling indicates that an ALG-097558 dose of 350-600 mg PO BID (without the need for ritonavir) is sufficient to maintain exposures at or above the human serum shifted 5 x EC90 concentration throughout the dosing cycle. We plan to complete first in human enabling nonclinical studies in the first quarter of 2023, leading to a phase 1 CTA filing and initiation of dosing in healthy volunteers in the second quarter of 2023.

Our third area of focus is NASH, a complex, chronic liver disease where combination regimens may prove beneficial. Our most advanced drug candidate for NASH is ALG-055009, a small molecule THR-ß agonist. This drug candidate was evaluated in a recently completed Phase 1a/1b study in HVs (oral single ascending doses) and subjects with hyperlipidemia (14 oral daily doses). Preliminary data after single doses up to 4 mg and multiple 0.3 mg doses were recently reported at the European Association for the Study of the Liver conference (EASL 2022), where ALG-055009 was found to be well tolerated, with dose proportional pharmacokinetics (PK) and low variability, and expected pharmacodynamic effects for a thyromimetic (i.e., generally dose proportional increases in sex hormone binding globulin and decreases in thyroid hormones and various atherogenic lipids). Complete multiple dose data in hyperlipidemic subjects will be shared at AASLD 2022. Based on the previously demonstrated effects of other thyromimetics on liver fat, noninvasive markers of nonalcoholic fatty liver disease (NAFLD)/NASH, and liver histology in NASH patients, we believe ALG-055009 has the potential to become an integral component of future combination regimens for NASH.

In addition to our small molecule efforts in NASH, we are also progressing two oligonucleotide projects in collaboration with Merck.

We have incurred net losses and negative cash flows from operations in each year since our formation in February 2018. Our net losses were $18.6 million and $74.2 million for the three and nine months ended September 30, 2022, respectively, and our net losses were $33.1 million and $90.6 million for the three and nine months ended September 30, 2021. We have had no revenue from product sales. As of September 30, 2022, we had an accumulated deficit of $377.2 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. Our net operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of our clinical trials and nonclinical studies and our other research and development expenses. We have no internal manufacturing capabilities or salesforce and outsource a substantial portion of our clinical trial work to third parties.

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

Interest and other income (expense), net

Interest and other income (expense), net comprises interest income, net and other (loss) income, net. Interest income, net primarily consists of interest earned on our cash, cash equivalents, and investments. Other (loss) income, net consists primarily of the change in fair value of our investments and foreign currency gains/losses.

Results of Operations

Comparison of the three and nine months ended September 30, 2022 and 2021

Operating expenses

The following table summarizes our operating expenses for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021	($)%		2022	2021	($)%

Operating expenses:
Research and development	$17,791	$28,132	$(10,341)	-37%	$65,977	$75,555	$(9,578)	-13%
General and administrative	5,263	6,473	(1,210)	-19%	19,291	18,810	481	3%
Total operating expenses	$23,054	$34,605	$(11,551)	-33%	$85,268	$94,365	$(9,097)	-10%

Research and development expenses

Research and development expenses decreased by $10.3 million during the three months ended September 30, 2022, compared to the same period in 2021. The decrease in the three-month period was primarily due to a decrease of $12.4 million in third-party expenses due to our continued winddown related to the discontinuation of our STOPS and ASO programs, and the manufacturing of drug supply in advance of our clinical trial activity for our CAM and siRNA programs. Additionally, there was a decrease of $0.2 million in depreciation expense and a decrease of $0.1 million in recruitment fees. This were partially offset by an increase of $0.6 million in employee-related costs, of which $0.1 million related to stock-based compensation, and an increase of $1.8 million in facilities and allocation expenses.

Research and development expenses decreased by $9.6 million during the nine months ended September 30, 2022, compared to the same period in 2021. The decrease in the nine-month period was primarily due to a decrease of $12.8 million in third-party expenses due to our reduced costs related to our discontinued STOPs and ASO programs, leading to charges for non-cancelable purchase obligations, and the manufacturing of drug supply in advance of our clinical trial activity for our CAM and siRNA programs, partially offset by our activities and related expenditures associated with our NASH program. There was also a $0.3 million decrease in recruitment costs, and a decrease of $0.6 million in depreciation expense. This was partially offset by a $1.2 million increase in facility expenses, an increase of $2.6 million of additional employee-related costs, of which $0.3 million related to stock-based compensation, and a $0.3 million increase in travel and other expenses.

General and administrative expenses

General and administrative expenses decreased by $1.2 million during the three months ended September 30, 2022, compared to the same period in 2021. This was primarily due to a decrease of $1.7 million in facility costs and updated expense allocations, along with a decrease of $0.4 million in recruiting and travel costs. These decreases were partially offset by a $0.7 million increase in consulting and outside services, and a $0.2 million increase in employee-related costs.

General and administrative expenses increased by $0.5 million during the nine months ended September 30, 2022, compared to the same period in 2021. The increase was primarily due to an increase of $1.3 million in additional employee-related costs, of which $0.8 million related to stock-based compensation, and a $0.1 million increase in depreciation. The increase was partially offset by a $0.9 million decrease in third-party expenses related to various general and administrative outside services.

Interest and other income (expense), net

The following table summarizes our interest and other income (expense), net for the three and nine months ended September 30, 2022 and 2021 (in thousands):

`	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021	($)%		2022	2021	($)%

Interest income, net	$466	$20	$446	2229%	$764	$197	$567	288%
Other (loss) income, net	(182)	50	(232)	-464%	31	(241)	272	-113%
Total interest and other income (expense), net	$284	$70	$214	305%	$795	$(44)	$839	-1906%

Interest income, net increased by $0.4 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to the change in our portfolio of cash equivalents and investments which resulted in a higher interest yield.

Interest income, net increased by $0.6 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to the change in our portfolio of cash equivalents and investments which resulted in a higher interest yield.

Other (loss) income, net increased for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, due primarily to foreign currency exchange losses versus the U.S. dollar.

Other (loss) income, net increased for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, due primarily to foreign currency exchange losses versus the U.S. dollar.

Liquidity and capital resources

Since our inception, we have not generated any revenue from product sales or any other sources and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any drug candidates for at least several years, if ever. To date, we have financed our operations through private placements of preferred stock, issuances of common stock and convertible debt. Through September 30, 2022, we had received gross proceeds of $269.1 million from sales of our preferred stock, issuances of common stock and our issuance of convertible debt. As of September 30, 2022, we had unrestricted cash, cash equivalents and investments of $142.3 million.

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

As of September 30, 2022, we had unrestricted cash, cash equivalents and investments of $142.3 million. On October 20, 2020, we closed our IPO at a public offering price of $15.00 per share for net proceeds of $135.4 million, after deducting underwriting discounts and commissions. On November 5, 2020, the underwriters of the IPO partially exercised their overallotment, resulting in an additional $16.0 million in net proceeds, after deducting underwriting discounts and commissions. We believe that our existing unrestricted cash, cash equivalents and investments will enable us to fund our planned operating expenses and capital expenditure requirements through at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Furthermore, we may elect to raise additional capital on an opportunistic basis to fund operations.

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

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Net cash used in operating activities	$(62,606)	$(78,182)
Net cash (used in) provided by investing activities	(37,897)	19,501
Net cash provided by financing activities	43	78,125
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(100,460)	$19,444

Operating activities

During the nine months ended September 30, 2022, operating activities used $62.6 million of cash, primarily resulting from our net loss of $74.2 million and net changes in operating assets and liabilities of $2.4 million, partially offset by non-cash charges of $14.0 million. Net cash used in operating activities resulted in changes in our operating assets and liabilities of $2.4 million, consisting of a decrease of $0.1 million in accounts payable, a decrease of $11.5 million in accrued liabilities, a decrease of $1.3 million in operating lease liabilities, and an increase of $0.3 million in right of use assets, partially offset by an increase of $4.6 million in deferred revenue from collaborations, and a decrease in other assets of $6.2 million. The increase in deferred revenue from collaborations was a result of our First Amendment to the License and Research Collaboration Agreement (refer to Note 8 License and collaboration agreements, for details), partially offset by the recognition of revenue from collaborations due to progress towards the completion of the projects. The decrease in accrued liabilities was largely due to charges related to the discontinuation of our ASO and STOPs drug candidates, and payment of the annual bonus in 2022 that was accrued for in 2021.

During the nine months ended September 30, 2021, operating activities used $78.2 million of cash, primarily resulting from our net loss of $90.6 million and cash used in changes in our operating assets and liabilities of $0.2 million, partially offset by non-cash charges of $12.6 million. Net cash used in operating activities resulted in changes in our operating assets and liabilities of $0.2 million consisting of an increase in other assets of $0.3 million, a decrease of $4.0 million in deferred revenue from collaborations, a decrease of $1.0 million in operating lease liabilities, a decrease of $0.7 million in accounts payable and a decrease of $0.1 million in other liabilities, partially offset by an increase in accrued liabilities of $5.9 million. The decrease in deferred revenue from collaborations was a result of recognition of revenue from collaborations due to progress towards the completion of the project. The decrease in the operating lease liability was a result of payments made on outstanding lease obligations.

Investing activities

During the nine months ended September 30, 2022, investing activities utilized $37.9 million of cash, primarily for $79.7 million of investment purchases, and $0.9 million of property and equipment purchases, partially offset by $42.7 million of investment maturities.

During the nine months ended September 30, 2021, investing activities provided $19.5 million of cash, consisting primarily of $23.0 million of investment maturities, offset by $2.9 million of investment purchases and $0.6 million of purchases of property and equipment.

Financing activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $0.1, consisting primarily of proceeds from the purchase of shares in our Employee Stock Purchase Plan, partially offset by payments of our finance leases.

During the nine months ended September 30, 2021, net cash provided by financing activities was $78.1 million, consisting primarily of $77.9 million in proceeds from our follow-on offering, net of issuance costs, and $0.3 million from the exercise of stock options.

Contractual obligations and commitments

We have no material changes to our contractual obligations and commitments as of September 30, 2022 as disclosed in the contractual obligations and commitment section in our Annual Report on Form 10-K filed with the SEC on March 10, 2022, except for the amount disclosed in Note 9, Commitments and Contingencies, in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

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

For a discussion of our critical accounting estimates, see “Management’s discussion and analysis of financial condition and results of operations” and the notes to our audited financial statements in our annual report on Form 10-K, filed with the SEC on March 10, 2022 for the year ended December 31, 2021, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through September 30, 2022 from those discussed in our Form 10-K.

Recently issued and adopted accounting pronouncements

For a description of the expected impact of recently adopted accounting pronouncements, see Note 2. Summary of Significant Accounting Policies in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates applicable to our investment portfolio of cash equivalents and short-term investments. As of September 30, 2022, our cash equivalents consisted primarily of money market funds, and our investments consisted of certificates of deposit available-for-sale securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Should U.S. interest rates decline, interest income would be reduced in future periods for short-term investments which mature and the proceeds of which are reinvested in similar instruments at lower interest rates. Additionally, the fair value of our short-term investments is subject to change as a result of potential changes in market interest rates, including changes resulting from the impact of the COVID-19 pandemic. The potential change in fair value from interest-rate-sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of September 30, 2022, we estimate that a hypothetical 100 basis point adverse movement would not result in a material impact on our financial position or results of operations or cash flows. As of September 30, 2022, we had no debt outstanding, besides short-term payables arising in the normal course of business, and are therefore not exposed to interest rate risk with respect to debt.

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

Evaluation of disclosure controls and procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company filed a response to the Complaint of, and counterclaims against, Janssen on August 5, 2022, and August 22, 2022, respectively. The Company believes the allegations in the Complaint are without merit and intends to continue to defend itself vigorously. The counterclaims against Janssen allege that Janssen has engaged in unfair competition and promissory fraud. Aligos’ co-founders, Lawrence M. Blatt, Ph.D., MBA, and Leonid Beigelman, Ph.D., joined the Company in filing the counterclaims.

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

Since inception, we have incurred significant net losses. Our net losses were $18.6 million and $74.2 million for the three and nine months ended September 30, 2022, respectively, and $128.3 million for the year ended December 31, 2021. As of September 30, 2022, we had a total stockholders’ equity of $122.0 million. We have funded our operations to date primarily with proceeds from the sale of common stock, preferred stock and convertible notes. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our drug candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We may continue to incur significant expenses and operating losses for the foreseeable future.

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

Our operations have consumed substantial amounts of cash since our inception. Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our initial nonclinical and clinical drug candidates. Nonclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of September 30, 2022, we had unrestricted cash, cash equivalents and investments of $142.3 million. We expect to continue to spend substantial amounts to continue the nonclinical and clinical development of our current and future programs. If we are able to gain marketing approval for drug candidates that we develop, we will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate we develop.

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

Specifically, the clinical trial sites for our current drug trials, including for ALG-000184, ALG‑055009 and ALG‑125755 and future planned trials may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward COVID-19 efforts, travel or quarantine restrictions imposed by national, federal, state or local governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. Some of our third-party manufacturers we use for the supply of materials for drug candidates or other materials necessary to manufacture product to conduct clinical trials are located in countries affected by COVID-19, and, should they experience disruptions such as temporary closures or suspension of services, we would likely experience delays in advancing these trials.

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

In addition, another party may be successful in producing a more efficacious therapy for COVID-19 or a therapy with a more convenient or preferred route of administration or in producing a therapy in a more timely manner, which may lead to the diversion of funding away from us and toward other companies or lead to decreased demand for our potential therapies. For instance, on December 22, 2021, Pfizer, Inc. received an emergency use authorization from the FDA for Paxlovid, an orally administered COVID-19 protease inhibitor. Similarly, Merck (together with Ridgeback Bio), is developing the drug molnupiravir, an oral antiviral drug which similarly has been issued an emergency use authorization by the FDA on December 23, 2021. Also, Enanta Pharmaceuticals recently announced dosing of its first subject in a Phase 1 clinical trial for EDP-235 which is its lead oral protease inhibitor specifically designed for the treatment of COVID-19, and that EDP-235 received FDA Fast Track Designation. Additionally, Pardes Biosciences

completed its first-in-human Phase 1 clinical study for its protease inhibitor, PBI-0451, where results showed potential for an unboosted oral regimen against COVID-19, indicated that dose selection for its planned global Phase 2/3 study is underway and announced commencement of a Phase 2 study. Furthermore, Novartis is working on a once a day, pan-coronavirus, main protease inhibitor pill and plans to start human testing in 2022; Shionogi filed for manufacture and sales approval in Japan for its oral therapeutic drug for COVID-19, S-217622, a 3CL protease inhibitor for which Shiongoi reported achievement of the primary endpoint in the Phase 3 part of the Phase 2/3 clinical trial in Asia; and Ascletis Pharma Inc. announced that is oral small molecule drug candidate ASC11, a 3CL protease inhibitor, demonstrated potential to be effective treatment for COVID-19 and expects to file an IND in the second half of 2022 and complete a Phase 1 clinical trial in healthy subjects by end of 2022. Faced with such competitor efforts, the value and/or market potential of our COVID-19 protease inhibitor program which is further behind in terms of the development process may be adversely impacted. Further, other therapies that are more affordable than our potential therapies may be used to treat COVID-19, including existing generic drugs, which could also hurt the funding of and demand for our potential therapies. In addition to BioNTech SE (together with Pfizer Inc.), Moderna, Inc., Janssen Pharmaceutical Companies of Johnson & Johnson, and Novavax, Inc., there are efforts by several other public and private entities to develop a therapy or vaccine for COVID-19, including Alexion Pharmaceuticals Inc., Atea Pharmaceuticals, Inc. (together with Roche), Incyte Corporation, Sanofi S.A., Regeneron Pharmaceuticals, Inc., Amgen Inc. (together with Adaptive Biotechnologies Corporation), AbCellera Biologics, Inc. (together with Eli Lilly and Company), Vir Biotechnology, Inc. (together with Alnylam Pharmaceuticals, GSK, Biogen Inc. and WuXi Biologics Ltd.), Altimmune, Inc., AstraZeneca PLC (together with Oxford University), GlaxoSmithKline (GSK) (together with Sanofi S.A.), Heat Biologics, Inc., Inovio Pharmaceuticals, Inc., Regeneron Pharmaceuticals Inc., Synairgen plc, Takeda Pharmaceutical Company Limited, Vaxart, Inc., and Veru Inc., many of which are further along in the development process than we are. These other entities may be more successful at developing, manufacturing or commercializing a therapy for COVID-19, especially given that several of these other organizations are much larger than we are and have access to larger pools of capital, including U.S. government funding, and broader manufacturing infrastructure. The success or failure of other entities, or perceived success or failure, may adversely impact our ability to obtain any future funding for our development and manufacturing efforts or to ultimately commercialize a therapy for COVID-19, if approved.

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

The FDA has the authority to grant an EUA to allow unapproved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when, based on the totality of scientific evidence, there is evidence of effectiveness of the medical product, and there are no adequate, approved, and available alternatives. For instance, the FDA had granted an EUA for each of the COVID-19 vaccines developed by Pfizer/BioNTech, Moderna, Janssen Pharmaceutical Companies of Johnson & Johnson and Novavax. In addition, on December 22, 2021, Pfizer, Inc. received an emergency use authorization from the FDA for Paxlovid, an orally administered COVID-19 protease inhibitor. Similarly, Merck (together with Ridgeback Bio), is developing the drug molnupiravir, an oral antiviral drug which similarly has been issued an emergency use authorization by the FDA on December 23, 2021. Depending on the outcomes of our planned nonclinical and initial clinical testing for our proposed COVID-19 therapies, we may seek an EUA for one or more of our drug candidates for use in the ongoing public health emergency, which would permit us to commercialize a drug candidate prior to FDA approval of an NDA. However, commercialization under an EUA is permitted only during the underlying public health emergency (as declared by the Secretary of the Department of Health and Human Services), meaning that once the emergency declaration is terminated, we would be required to obtain NDA approval to continue marketing the product. Furthermore, the FDA may revoke an EUA based on a determination that the product no longer satisfies the criteria for issuance of an EUA; for example, if there is no longer evidence of effectiveness of the product or there are other adequate, approved alternatives. Accordingly, we cannot predict how long, if at all, an EUA for any of our drug candidates may remain in place. Any termination or revocation of an EUA (if any) for one of our drug candidates could adversely impact our business in a variety of ways, including if one of our COVID-19 drug candidates is not yet approved by the FDA and if we and our manufacturing partners have invested in the supply chain to provide one of our COVID-19 drug candidates under an EUA.

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

From time to time, we may disclose interim data from our clinical trials, including the preliminary data with respect to our CAM candidate, ALG-000184, our THR-b agonist candidate ALG‑055009 and our siRNA candidate, ALG‑125755. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more data on existing patients become available. Adverse differences between interim data and final data could significantly harm our business, financial condition, results of operations and prospects. From time to time, we may also publicly disclose preliminary or “topline” data from our clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same clinical trials, or different conclusions or considerations may qualify such topline results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.

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

Relatedly, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission-critical inspections to resumption of all regulatory activities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID‑19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to events such as the COVID‑19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impair the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Additionally, because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or drug candidates or for indications that later prove to have greater commercial potential. For example, we are currently focused on the development of our current drug candidates for hepatological indications. In addition, we are pursuing other drug candidates for viral diseases. However, the advancement of these drug candidates may ultimately prove to be unsuccessful or less successful than another program in our pipeline that we might have chosen to pursue on a less aggressive basis. However, due to the significant resources required for the development of our drug candidates, we must focus on specific diseases and disease pathways and decide which drug candidates to pursue and the amount of resources to allocate to each. Our near-term objective is to demonstrate favorable risk/benefit profiles through Phase 1 clinical trials of our drug candidates ALG-000184, ALG‑055009 and ALG‑125755. Our estimates regarding the potential market for our drug candidates could be inaccurate and our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular drug candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, any potential decision to delay or terminate development of a drug candidate or program may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. Further, if we do not accurately evaluate the commercial potential for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate. Alternatively, we may allocate internal resources to a drug candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, re-examining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures will impact our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include the American Rescue Plan Act of 2021, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug's average manufacturer price, beginning January 1, 2024.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation and regulation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers.

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

We do not have the ability to independently conduct certain nonclinical studies and clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs, to conduct or otherwise support certain nonclinical studies and clinical trials for our drug candidates, including ALG‑000184, ALG‑055009 and ALG‑125755, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our nonclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our nonclinical studies or clinical trials, we could be subject to untitled and warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

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

It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products (if approved), in which case we would be required to obtain a license from these third parties. The licensing of third-party intellectual property rights is a competitive area, and more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. More established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to license such technology, or if we are forced to license such technology on unfavorable terms, our business could be materially harmed. If we are unable to obtain a necessary license, we may be unable to develop or commercialize the affected drug candidates, which could materially harm our business, and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation. Even if we are able to obtain a license, it may be or become non-exclusive, thereby giving our competitors access to the same technologies licensed to us. For example, under the Emory License Agreement we currently have an exclusive license with respect to certain patents and a non-exclusive license with respect to certain of Emory’s specified know-how. In June 2022, the license to such patents became non-exclusive with respect to all fields except for the treatment and prevention of HBV. For more information regarding our license agreements, see the section titled “Business—License agreements and collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2021, previously filed with the SEC on March 10, 2022. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

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

As of September 30, 2022, we had 89 full-time employees, including 72 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, certain disclosure obligations regarding executive compensation and the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year of our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

As of September 30, 2022, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 41.2% of our outstanding common stock (assuming all shares of non-voting common stock are converted into voting common stock in accordance with the terms of our amended and restated certificate of incorporation). As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

The dual class structure of our common stock may limit an investor’s ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Consequently, the exercise by holders of our non-voting common stock of their option to make this conversion will have the effect of increasing the relative voting power of such holders, and correspondingly decreasing the voting power of the holders of our common stock, which may limit an investor’s ability to influence corporate matters. As of September 30, 2022, we had 3,092,338 shares of non-voting common stock outstanding. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline.

As of September 30, 2022, approximately 10.9 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Issuer purchasers of equity securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Provided Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	10/20/2020	3.1

3.2	Amended and Restated Bylaws.	8-K	10/20/2020	3.2

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/9/2020	4.2

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 has been formatted in Inline XBRL.				X

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

ALIGOS THERAPEUTICS, INC.

Date: November 2, 2022	By:	/s/ Lawrence Blatt
Lawrence Blatt
Chairman and Chief Executive Officer

Date: November 2, 2022	By:	/s/ Lesley Ann Calhoun
Lesley Ann Calhoun
Chief Financial Officer