Form 10-K
period 2022-12-31
Aligos Therapeutics, Inc.
filed 2023-03-09
CIK 1799448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by checkmark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recover period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the Registrant was approximately $35.2 million as of June 30, 2022, the last business day of the Registrant's most recently completed second fiscal quarter, based on (i) 42,809,339 shares of common stock, $0.0001 par value per share, outstanding, comprised of 39,717,001 shares of voting common stock, $0.0001 par value per share and 3,092,338 shares of non-voting common stock, $0.0001 par value per share, and (ii) the closing sales price for the Registrant’s common stock on the Nasdaq Global Select Market on such date.

As of March 6, 2023, the Registrant had 42,940,089 shares of common stock, $0.0001 par value per share, outstanding, comprised of 39,847,751 shares of voting common stock, $0.0001 par value per share and 3,092,338 shares of non-voting common stock, $0.0001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Report.

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

In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
the scope, progress, results and costs of developing our drug candidates or any other future drug candidates, and conducting nonclinical studies and clinical trials, including our ALG-055009, ALG-000184, and ALG-125755 clinical trials;
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
•
our expectations regarding the potential market size and size of the potential patient populations for ALG-055009, ALG‑000184, and ALG-125755, our other drug candidates and any future drug candidates, if approved for commercial use;
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

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website, Securities and Exchange Commission, or SEC, filings, webcasts, press releases and conference calls. We use these mediums, including our website, to communicate with our stockholders and the public about our company, our products and other issues. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website.

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

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel therapeutics to address unmet medical needs in liver diseases and viral infections, including in the areas of non-alcoholic steatohepatitis (NASH), coronavirus (e.g., SARS-CoV-2 and related infections) and chronic hepatitis B (CHB). We utilize our proprietary small molecule and oligonucleotide platforms to develop pharmacologically optimized drug candidates for use in combination regimens designed to achieve improved treatment outcomes.

In February 2023, we announced a strategic reprioritization of our portfolio. Going forward, we will emphasize our clinical NASH and COVID-19 programs, and continue to support our collaboration agreements, including the agreement with Merck & Co. to develop an oligonucleotide candidate to address NASH. With respect to CHB, we plan to complete our ongoing 48-week cohorts and single ascending dose cohorts for our capsid assembly modulator and small interfering RNA programs, respectively.

Our primary area of focus is NASH, a complex, chronic liver disease where combination regimens may prove beneficial. Our most advanced drug candidate for NASH is ALG‑055009, a small molecule thyroid hormone receptor (THR‑ß) agonist. This drug candidate is being evaluated in a Phase 1 study in healthy volunteers (HVs) (oral single ascending doses (SAD)) and subjects with hyperlipidemia (14 oral daily doses). Preliminary data after single doses up to 4 mg and multiple doses up to 1 mg have previously been reported at the European Association for the Study of the Liver conference (EASL 2022) and the 2022 American Association for the Study of Liver Diseases meeting (AASLD 2022), respectively. At these conferences, data were presented that showed ALG‑055009 was well tolerated, had dose proportional pharmacokinetics (PK) and low variability, and demonstrated expected thyromimetic effects (i.e., generally dose proportional increases in sex hormone binding globulin and decreases in various atherogenic lipids and thyroid hormones). We are currently taking the necessary steps to advance ALG‑055009 into a Phase 2 proof of concept study. These steps include: 1) conducting a relative bioavailability cohort in the Phase 1 study; 2) completing 13-week Good Laboratory Practice (GLP) toxicology studies; and 3) manufacturing Phase 2 drug supply. We anticipate submitting the Phase 2 protocol to the FDA in the fourth quarter of 2023. We believe ALG‑055009 has the potential to become a best‑in‑class THR‑ß agonist and could play an integral role in future NASH combination regimens based on its favorable pharmacokinetic profile, which could result in uniform exposures and lead to consistent efficacy and safety in a NASH population.

In addition to our small molecule THR‑ß program, we are also progressing oligonucleotide projects for NASH, including in collaboration with Merck. The programs are currently progressing through preclinical activities.

Our second area of focus is to develop drug candidates with pan-coronavirus activity, including against Severe Acute Respiratory Syndrome coronavirus 2 (SARS-CoV-2), the virus responsible for COVID-19. In this area of focus, we are using a small molecule approach, where we are exploring coronavirus 3CL protease inhibitors (PIs) in collaboration with Katholieke Universiteit Leuven (KU Leuven), the Center for Innovation and Stimulation of Drug Discovery (CISTIM) and the Centre for Drug Design and Discovery (CD3). In addition, the preclinical activities of our COVID-19 program are funded through a grant from the National Institutes of Health (NIH) and the National Institute of Allergy and Infectious Disease (NIAID)'s Antiviral Drug Discovery (AViDD) Centers for Pathogens of Pandemic Concern program through the Metropolitan AntiViral Drug Accelerator (MAVDA) consortium. Our lead candidate, ALG‑097558, is at least 6-fold more potent than nirmatrelvir and PBI-0451 in cell-based assays against a panel of SARS-CoV-2 variants (including Omicron), demonstrates broad pan-coronavirus activity, and based on preclinical studies, is not projected to require ritonavir boosting. Evaluation of ALG‑097558 in the hamster SARS-CoV-2 infection model has shown that, when dosed prior to infection or up to 24 hours post-infection, the compound caused a significant reduction in the levels of infectious virus in the lungs. ALG‑097558 also appeared to better maintain its antiviral activity against certain resistant mutants compared to other 3CL PIs in development based on publicly available data. We are currently completing first-in-human enabling nonclinical studies for ALG‑097558 and anticipate a Phase 1 CTA filing and initiation of dosing in HVs in the second quarter of 2023.

Our third area of focus seeks to enhance the rate of functional cure for CHB, which often results in life-threatening conditions such as cirrhosis, and the most common form of liver cancer, hepatocellular carcinoma (HCC). The most widely used treatment for CHB, nucleos(t)ide analogs (NAs), suppress viral replication, but only achieve low rates of functional cure and often require long-term administration. To address this, we have developed a portfolio of differentiated drug candidates for CHB, including a small molecule Capsid Assembly Modulator that results in the production of empty viral capsids (CAM-E), and a small interfering ribonucleic acid (siRNA), which is designed to suppress production of hepatitis B virus (HBV) surface antigen (HBsAg). Each of these drugs is designed against clinically validated targets in the HBV life cycle and is currently being evaluated in clinical trials.

The initial Phase 1a study in HVs for our CAM-E, ALG‑000184, has been completed as has a Phase 1b dose ranging study evaluating the safety, pharmacokinetics and antiviral activity of 10-300 mg doses of ALG‑000184 for 28 days among untreated HBV E-antigen (HBeAg) positive/negative CHB subjects. ALG‑000184 was found in these portions of the study to be well tolerated with a favorable PK profile and demonstrated potentially best-in-class HBV DNA and RNA reductions as well as HBsAg reductions in a subset of HBeAg positive subjects receiving 300 mg ALG‑000184 (Hou et. al, AASLD 2022). Based on the favorable profile after dosing ≤300 mg ALG‑000184 x 28 days, additional Phase 1b cohorts are currently being evaluated for the risk-benefit profile of 100-300 mg doses of ALG‑000184 with or without background entecavir (ETV) therapy for ≤48 weeks in HBeAg positive or negative CHB patients. Preliminary data presented for these cohorts (Hou et. al, APASL 2023) indicate that ALG‑000184 dosed for up to 12 weeks is well tolerated with a favorable PK profile and potentially best-in-class antiviral activity. Specifically, antiviral activity data through Week 10 were summarized in cohorts of HBeAg positive subjects with normal baseline ALT (100 mg (Part 4 Cohort 1) and HBeAg positive subjects with normal/elevated baseline ALT (300 mg (Part 4 Cohort 2)). In Part 4 Cohorts 1 and 2, respectively, we observed greater mean DNA (4.9, 5.2 log10 IU/mL) and RNA (2.7, 3.3 log10 copies/mL) reductions vs. ETV alone (3.7 log10 IU/mL reduction, 0.1 log10 copies/mL increase, respectively). Similarly, among subjects with available data at Week 10, HBsAg levels declined in cohorts 1 and 2 to a maximum of 0.3 log10 IU/mL and 0.7 log10 IU/mL compared to no meaningful change in subjects dosed with ETV alone. Dosing in these and at least one additional cohort will continue throughout 2023 and interim safety, PK, and antiviral activity data will be presented at scientific conferences throughout the year.

With respect to our siRNA drug candidate, ALG‑125755, a Phase 1 study is ongoing in New Zealand and in several countries in Eastern Europe. Part 1 of this study evaluated single doses in doses ranging from 20 mg to 200 mg in HVs and found that these doses were well tolerated with a favorable PK profile (Gane et al., APASL 2023). Part 2 of the study, which is an SAD in virologically suppressed HBeAg negative CHB subjects, is ongoing. To date, a 50 mg dose of ALG‑125755 has been evaluated in Part 2 and found to be well tolerated with an acceptable PK profile. We plan to share preliminary data from this study at scientific conferences throughout 2023.

We are also exploring ways to boost immune responses via small molecule inhibitors of the programmed death 1 (ligand) PD-1/PD-L1 interaction. We have rationally designed these T cell activating drugs to localize in the liver and thereby potentially mitigate systemic toxicity in an effort to develop better tolerated PD-1/PD-L1 inhibitors for CHB patients. Lead molecules developed to date show similar in vivo efficacy to approved PD-1/PD-L1 antibodies and greater target occupancy at a lower dose in a liver metastatic tumor model compared to a subcutaneous tumor model. We believe that combination regimens utilizing our broad portfolio of CHB drug candidates, with or without other mechanisms of action, may lead to higher rates of functional cure.

Our management team consists of a group of highly collaborative, culturally diverse executives with decades of drug discovery and development experience and a proven track record of success in the areas of viral infections and liver diseases. Most members of our management team have worked together across multiple companies, many for over a decade, and have been collectively involved in the discovery and/or development of a number of drugs that have been successfully commercialized, including Ganovo, Olysio, Sovaldi, Hepsera, Infergen, Valtrex, Sirturo, Neupogen, Andexxa and Esbriet, among others. In support of our management team, we also have assembled an industry-leading board of directors and a world-class group of scientific advisors with significant experience in drug development for liver diseases and viral infections.

Our team’s collective experience and success in discovering and developing drugs targeting NASH and viruses, combined with our in-house expertise in oligonucleotide and small molecule drug discovery, gives us a differentiated set of capabilities, which has enabled us to rapidly establish a robust pipeline of multiple novel drug candidates, as summarized in the pipeline chart below.

Figure 1: Aligos development portfolio showing multiple milestones and data readouts anticipated in 2023

Our Strategy

Our strategy is to develop pharmacologically optimized drug candidates for use in combination regimens designed to achieve improved treatment outcomes. Our initial areas of focus are NASH and viral diseases, where our team can leverage their in-depth knowledge and expertise to develop potentially best-in-class combination regimens addressing large areas of unmet medical need. The core elements of our business strategy include:

•
Developing improved drug candidates against clinically validated targets. We leverage our oligonucleotide and small molecule platforms, which are designed to identify drug candidates with pharmacologically optimized characteristics compared to other drug candidates, including the potential for improved efficacy, safety and/or route of administration. By initially focusing on clinically validated targets, we increase the likelihood of demonstrating clinical efficacy and delivering optimized combination regimens.
•
Creating combination regimens designed to achieve better outcomes. We believe that most chronic and viral diseases require combination therapies for optimal treatment outcomes and that combining individual drugs which can act additively or synergistically provides the greatest potential for enhanced efficacy. For each of our drug candidates, our strategy in Phase 1 is to rapidly evaluate safety and demonstrate proof of activity for each individual drug. Subsequently, we plan to combine multiple drug candidates in Phase 2 trials to identify optimized combination regimens to be advanced into pivotal trials.
•
Expanding our development capabilities and pipeline. We are utilizing our in-house discovery expertise to continually improve upon our existing drug candidates by identifying promising backup candidates and exploring novel and emerging drug targets in NASH and viral diseases. We are also evaluating novel mechanisms of action with the potential to complement our current pipeline. To further supplement our internal discovery and development efforts, we actively evaluate external technology platforms and assets for future development candidates for liver and viral diseases. To date, we have secured licenses for technology from Emory, Luxna and AM Chemicals, LLC (AM Chemicals), and have entered into collaborations with KU Leuven’s Rega Institute for Medical Research, as well as its Centre for Drug Design and Discovery, and we have a collaboration with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc. (known outside of the United States and Canada as MSD) (which

Merck Sharp & Dohme Corp., or Merck & Co., Inc., individually or together, are referred to herein as “Merck”).
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

Our Approach to Research and Development

Our oligonucleotide and small molecule platforms are designed to allow us to discover drug candidates that can be used to develop potentially best-in-class combination regimens. Oligonucleotide approaches enable specific inhibition of the translation of host or viral genes to affect a desired outcome that would be challenging to achieve with traditional small molecules. We believe the diversity of chemical matter we can generate with these complementary modalities broadens the range of therapeutic targets we can address with our platforms and provides us with a differentiated set of in-house capabilities to use in developing novel, optimized combination regimens across all of our current areas of focus.

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

Oligonucleotide platform

We have distinct modalities within our oligonucleotide platform, including siRNAs. We have developed a portfolio of oligonucleotide drug candidates for the treatment of CHB, including ALG‑125755, an siRNA drug candidate. In addition, we are leveraging our oligonucleotide platform to develop drug candidates for other diseases such as for the treatment of NASH, including in collaboration with Merck.

We have exclusively licensed proprietary technologies that enhance our oligonucleotide platform. These technologies include third generation bridged nucleic acid (BNA) and N-acetylgalactosamine (GalNAc) chemistries, which can improve liver targeting, increase potency and enhance pharmacokinetic properties.

Small interfering RNAs (siRNAs)

siRNAs are a class of double-stranded, non-coding RNA that interferes with viral replication by silencing gene expression. Multiple siRNAs have demonstrated significant reductions in HBsAg levels in clinical trials. Our novel and proprietary siRNA technology has resulted in the identification of molecules, including ALG‑125755, that have demonstrated high potency and long-lasting durability in nonclinical CHB models. A Phase 1 study of this drug candidate is currently ongoing in New Zealand and several countries in Eastern Europe and clinical data on this drug candidate will be presented at scientific conferences throughout 2023.

Small molecule platform

Our team has the capability and experience to rapidly identify and optimize small molecules, including traditional small molecules, peptidomimetics and prodrugs. Our team has a strong track record of developing and commercializing small molecule drug candidates. We use state-of-the-art computational chemistry and crystallography to enable structure-guided drug design. We have applied this approach to the multidimensional optimization of potential drug candidates in multiple therapeutic areas, including for liver diseases and viral infections.

Traditional small molecules

To date, traditional small molecules represent the vast majority of approved drugs and are the primary chemistry approach used for drug discovery. We are developing many small molecule drug candidates, including for the treatment of NASH and CHB.

THR‑b agonists are small molecules that have been shown to significantly reduce circulating lipid levels and improve liver histology in patients with NASH. Based on publicly available data, ALG‑055009, a THR‑b agonist has demonstrated improved potency in vitro and increased efficacy in nonclinical animal models relative to other THR‑b agonists in Phase 2 or later stages of development. We have recently shown that ALG‑055009 has a favorable safety, PK, and lipid-lowering profile when dosed for up to 14 days. Importantly, the PK properties of ALG‑055009 include dose proportional increases in exposure across a broad range of doses as well as low inter-subject variability, which is likely to result in more uniform exposures and lead to more consistent efficacy and safety in a NASH population compared to other THR-b drugs in development.

CAM-Es are small molecules that have been shown to significantly reduce viral markers in CHB patients in clinical studies. Applying our small molecule platform, we have identified ALG‑001075, which has demonstrated improved in vitro potency in nonclinical animal models compared to other CAM-Es in development based on publicly available data. The prodrug of ALG‑001075, ALG‑000184, has been evaluated as single and multiple doses in HVs and CHB subjects and been found to be well tolerated, with favorable PK, and substantial antiviral activity. ALG‑000184 is currently being evaluated in longer duration (≤48 week) CHB cohorts with or without ETV, where it continues to show best‑in‑class properties.

PD-1/PD-L1 inhibitors are a way to boost immune responses via the programmed death 1 (ligand) PD-1/PD-L1 interaction. We have rationally designed several series of these T cell activating drugs to localize in the liver and thereby potentially mitigate systemic toxicity in an effort to develop better tolerated PD-1/PD-L1 inhibitors for CHB patients. Lead molecules developed to date show similar in vivo efficacy to approved PD-1/PD-L1 antibodies.

Peptidomimetics

Peptidomimetics are small molecules derived from short polypeptides that can be used as drug candidates against multiple targets. The peptidomimetic approach has been successfully used in the antiviral field to develop protease inhibitor drugs against Hepatitis C virus (HCV) and human immunodeficiency virus (HIV). Working in collaboration with KU Leuven, CISTIM, and the CD3, our team has discovered multiple nanomolar potent potential drug candidates targeting the 3C-like protease of coronaviruses, which have shown pan-coronavirus activity and do not require ritonavir boosting based on nonclinical studies. We plan to complete first in human enabling nonclinical studies with our lead drug candidate, ALG‑097558, in the first quarter of 2023, which we anticipate will lead to a Phase 1 Clinical Trial Application (CTA) filing and initiation of dosing in HVs in the second quarter of 2023.

Small molecule prodrugs

A prodrug is a compound that, after administration, is metabolized into the pharmacologically active parent drug. We use small molecule prodrug chemistry to optimize the drug-like properties of drug candidates to improve their solubility and pharmacokinetics. We have successfully applied this approach to ALG‑001075 to create ALG‑000184, our lead CAM-E drug candidate, which is currently being evaluated in the clinic for the treatment of CHB.

We are engaged in multiple other small molecule discovery efforts to identify additional potentially best‑in‑class drug candidates for the treatment of NASH, coronaviruses, and CHB.

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

Figure 2: Combination protocols

Our Pipeline

We are focused on NASH and viral diseases, areas in which our employees have expertise and decades of experience. We are advancing our THR‑ß agonist for NASH and also have a collaboration with Merck to discover and develop oligonucleotides against an undisclosed target for the treatment of NASH. Our COVID PI for the treatment of COVID-19 also appears to be favorably differentiated in preclinical studies and is anticipated to enter the clinic in the second quarter of 2023. In the area of CHB, our most advanced drug candidates are designed to achieve higher rates of functional cure, which we believe will require the use of a combination of drugs with complementary mechanisms of action (MOA). Each of our CHB modalities plays an important role in disrupting the HBV life cycle and, in nonclinical studies, certain combinations have been shown to act additively or synergistically. We believe combination therapy will be critical for improved patient outcomes in most, if not all, of these disease settings and intend to combine our drug candidates with others that have potentially complementary MOAs.

Figure 3: Aligos development portfolio showing multiple milestones and data readouts anticipated in 2023

Our NASH program

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

Small molecule approaches

One of the promising MOAs in the NASH space appears to be drugs which preferentially target the beta subtype of the THR receptor.

THR- background

The thyroid hormone triiodothyronine (T3) has many physiological effects throughout the body, ranging from increasing metabolism, including fat metabolism, to stimulating growth and development. T3 exerts its effects by binding to the thyroid hormone receptor (THR), which has two subtypes: alpha (THR-α) and beta (THR-). The distribution of the two THR subtypes varies by organ, with THR‑ predominantly expressed in the liver and THR‑α predominantly expressed in other tissues (e.g., heart, skeletal muscles and bone). Drug candidates like resmetirom, which preferentially binds the THR‑ subtype, have been shown in clinical trials to lower lipid levels in serum and the liver, while avoiding the unwanted effects associated with THR-α stimulation. In addition to the intended effect of lowering liver lipid levels in NASH patients, lowering serum lipid levels via THR‑ agonism may also have favorable consequences in this population, which has a high rate of underlying cardiovascular disease.

The most advanced THR‑ agonists in clinical development are VK-2809 in Phase 2b and resmetirom, which recently reported potentially favorable Phase 3 data (Madrigal Phase 3 press release, December 2022). Both of these drugs have demonstrated significant reductions in lipid levels in the liver and serum and, to date, have an acceptable risk-benefit profile. In addition, resmetirom has demonstrated histologic evidence of NASH resolution and fibrosis improvement in Phase 3, which are both FDA approvable NASH endpoints. Our lead THR-ß drug candidate ALG‑055009 may have important advantages over these compounds. Side-by-side biochemical and cell-based experiments in HEK293T cells indicate that ALG‑055009 is 5- to 47-fold more potent and 3- to 2-fold more selective for the  receptor compared to VK-2809 and resmetirom, respectively, which may optimize the risk-benefit profile for ALG‑055009.

ALG‑055009 is currently being evaluated in a Phase 1 study in HVs (oral single doses) and subjects with hyperlipidemia (14 oral daily doses). Preliminary data after single doses up to 4 mg and multiple daily doses up to 1 mg have previously been reported at EASL 2022 and AASLD 2022, respectively. At these conferences, data were presented that showed ALG‑055009 was well tolerated, had dose proportional PK and low variability, and demonstrated expected thyromimetic effects (i.e., generally dose proportional increases in sex hormone binding globulin and decreases in various atherogenic lipids and thyroid hormones) – see Figures 4 and 5 below. We are now taking the necessary steps to advance ALG‑055009 into a Phase 2 proof of concept study which we anticipate will evaluate magnetic resonance imaging proton density fat fraction (MRI-PDFF). These steps include: 1) conducting a relative bioavailability cohort in the ongoing Phase 1 study; 2) completing 13-week GLP toxicology studies; and 3) manufacturing of Phase 2 drug supply. We anticipate submitting the Phase 2 protocol to the FDA in the fourth quarter of 2023. Based on its favorable PK, which is likely to result in more uniform exposures and which we believe will lead to more consistent efficacy and safety in a NASH population, ALG‑055009 has the potential to become a best-in-class THR‑ agonist and could play an integral role in future combination regimens for NASH.

Figure 4 – ALG‑055009 PK after 14 daily oral doses in subjects with hyperlipidemia – Linear, with low (Coefficient of Variation ≤27%) variability

Source: Charfi et al., AASLD 2022

Figure 5 – Lipid (LDL) lowering effects of ALG‑055009 after 14 daily oral doses in subjects with hyperlipidemia – Expected thyromimetic effect (i.e., dose proportional reductions)

Source: Charfi et al., AASLD 2022

Oligonucleotide approaches

Recently, genome-wide association and large candidate gene studies have enriched our understanding of the genetic basis of NASH. Variants in multiple human genome sequences have been identified as major common genetic determinants of this disease. We are applying our oligonucleotide platform technology to discover, research, optimize and develop oligonucleotides directed against NASH, including in collaboration with Merck.

Our Coronaviruses Program

SARS-CoV-2 is responsible for the COVID-19 pandemic, which has infected more than 274 million individuals and is responsible for the death of more than 6.6 million individuals worldwide, including approximately 1.1 million in the US, as of early March 2023. After Middle East Respiratory Syndrome (MERS) and SARS (SARS-CoV-1), SARS-CoV-2 is the third known coronavirus to cross over from animal species to humans and cause significant morbidity and mortality in the past 20 years. Due to the ongoing COVID-19 pandemic and the risk of additional novel coronaviruses emerging in the future, there is a need to develop novel therapeutics with pan-coronavirus activity that have a high barrier to resistance. While multiple vaccines are now available, it is unlikely that vaccination will be fully efficacious against all emerging variants and/or widely adopted, indicating that the need for effective therapeutic treatments will remain. Two orally available therapeutics have been authorized for emergency use for the outpatient treatment of COVID-19, but both have important limitations related to sub-optimal efficacy (molnupiravir, a nucleoside analog; Merck) or the need for ritonavir boosting (PF-07321332/nirmatrelvir, a protease inhibitor; Pfizer). Our drug candidate, ALG‑097558, is at least 6-fold more potent in cell-based assays than nirmatrelvir and PBI-0451 against a panel of SARS-CoV-2 variants (including Omicron), has broad pan-coronavirus activity, and is not projected to require ritonavir boosting.

Clinical development plan

We anticipate completing first in human enabling nonclinical studies of ALG‑097558 in the first quarter of 2023, leading to a Phase 1 CTA filing and initiation of dosing in HVs in the second quarter of 2023. Following this, we plan to conduct dose range finding Phase 2 studies in COVID-19 infected outpatients to evaluate proof of activity and identify a dosing regimen(s) to advance into larger confirmatory studies that could support drug registration. Following the initial Phase 2 study, we may evaluate combinations of our drug candidates, with or without the then-prevailing standard of care. We may assess a range of patient populations, including community and hospital-based subjects, as well as various degrees of disease severity, following the establishment of proof of activity. In addition to evaluating our drug candidates as treatment options after infection, we may also evaluate them as potential prophylactic or post-exposure therapies.

Our CHB Program

CHB is the most common viral infection in the world and an area of substantial unmet medical need. There are over 296 million chronic carriers worldwide and approximately 1.5 million individuals become newly infected every year despite the availability of an efficacious prophylactic vaccine. In 2019, there were more than 90 million cases of CHB in China alone, while the EU, United States and Japan accounted for nearly 8 million cases. Complications from CHB include cirrhosis, end-stage liver disease, and HCC, which collectively resulted in approximately 820,000 deaths in 2019, according to the World Health Organization. CHB is the primary cause of liver cancer worldwide, and the mortality associated with HBV-related liver cancer continues to increase.

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

We have developed a portfolio of differentiated drug candidates for CHB, including a small molecule CAM-E and oligonucleotide (siRNA), each of which are designed to interfere with multiple clinically validated targets in the HBV life cycle and may lead to higher rates of functional cure when used in combination.

ALG‑000184 (CAM-E) for CHB

CAM-Es are a class of small molecule antiviral agents that accelerate HBV capsid assembly and inhibit pgRNA encapsidation, resulting in lower circulating HBV pgRNA and DNA levels and empty viral capsids. CAM‑Es are also believed to regulate the formation of cccDNA at the onset of infection, a major factor for the persistence of HBV infection. In clinical trials, CAM-Es have been shown to provide greater HBV DNA and RNA reduction when combined with nucleos(t)ide analogs than can be achieved with nucleos(t)ide analogs alone.

In 2018, we in-licensed a lead drug candidate (GLP-26) and the associated IP for a CAM-E from the laboratory of Professor Raymond Schinazi at Emory University. Our scientists optimized this lead drug candidate to discover the potent CAM-E, ALG‑001075, which was further optimized to the prodrug ALG‑000184. The initial Phase 1a study in HVs for ALG-000184 has been completed as has a Phase 1b dose ranging study evaluating the safety, pharmacokinetics and antiviral activity of 10-300 mg doses of ALG‑000184 for 28 days among untreated HBeAg positive/negative CHB subjects. ALG-000184 was found in these portions of the study to be well tolerated with a favorable PK profile and demonstrated substantial HBV DNA and RNA reductions as well as HBsAg reductions in a subset of HBeAg positive subjects receiving 300 mg ALG-000184 (Hou et al, AASLD 2022). Based on the favorable profile after dosing up to 300 mg ALG-000184 x 28 days, additional Phase 1b cohorts are ongoing and evaluating the risk-benefit profile of 100-300 mg doses of ALG-000184 with or without background entecavir (ETV) therapy for ≤48 weeks in HBeAg positive or negative CHB patients. Preliminary data presented for these cohorts (Hou et al, APASL 2023) indicate that ALG-000184 dosed for up to 12 weeks is well tolerated with a favorable PK profile and demonstrates potentially best‑in‑class antiviral activity. Specifically, antiviral activity data are available in cohorts of HBeAg positive subjects with normal baseline ALT (100 mg (Part 4 Cohort 1) and HBeAg positive subjects with normal/elevated baseline ALT (300 mg (Part 4 Cohort 2)). In Part 4 Cohorts 1 and 2, respectively, we have observed greater mean DNA (4.9, 5.2 log10 IU/mL) and RNA (2.7, 3.3 log10 copies/mL) reductions at Week 10 vs. ETV alone (3.7 log10 IU/mL reduction, 0.1 log10 copies/mL increase, respectively) – see Figure 6. Similarly, among subjects with available data at Week 10, HBsAg levels declined in cohorts 1 and 2 to a maximum of 0.3 log10 IU/mL and 0.7 log10 IU/mL compared to no meaningful change in subjects dosed with ETV alone – see Figure 7.

Figure 6 – DNA, RNA over time in HBeAg positive subjects dosed with ALG-000184 + ETV or ETV (Hou et al., APASL 2023)

Figure 7 – HBsAg over time in HBeAg positive subjects dosed with ALG-000184 + ETV or ETV alone (Hou et al., APASL 2023)

Dosing in these cohorts, and in at least one additional cohort evaluating additional regimens and/or populations, will continue throughout 2023, and interim safety, PK, and antiviral activity data will be presented at scientific conferences throughout the year.

ALG‑125755 (siRNA) for CHB

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

Molecular characteristics and nonclinical data

In cell-based assays measuring reduction in HBsAg in infected cells, our lead siRNA drug candidate, ALG‑125755, demonstrated potent inhibition of HBsAg release from HBV-infected cells. When dosed in vivo in the AAV-HBV mouse model of CHB infection, a single 5 mg/kg subcutaneous injection resulted in a sustained reduction of serum HBsAg of approximately 1-1.5 log10 IU/mL through the last measurement at 28 days. Similarly, multiple 5 mg/kg doses of ALG-125755 in the AAV-HBV mouse model resulted in sustained up to ~2.5 log10 IU/mL reductions in HBsAg levels. ALG-125755 compared favorably to a competitor siRNA (e.g., VIR-2218) based on a reported AAV-HBV experiment (Anglero-Rodriguez Y. et al., EASL 2020, Poster SAT-426), however it should be noted that this study was not conducted as a head-to-head study.

Figure 8: HbsAg Values Over Time for VIR-2218 and ALG-125755 in AAV-HBV Mouse Model

Our efforts to advance ALG-125755 are ongoing. A Phase 1 study is ongoing in New Zealand and in several countries in Eastern Europe. Part 1 of this study evaluated single ascending doses (SAD) from 20 mg to 200 mg in healthy volunteers and found that these doses were well tolerated with a favorable PK profile (Gane et al., APASL, 2023). Part 2 of the study, which is an SAD in virologically suppressed HBeAg negative CHB subjects, is ongoing. As of March 1, 2023, a 50 mg dose of ALG-125755 has been evaluated in Part 2 and found to have favorable PK. We plan to share preliminary data from this study at scientific conferences throughout 2023.

In conclusion, our proprietary siRNA technology is based on modifying chemistries, patterns and the use of our proprietary GalNAc liver targeting technology, and has resulted in the identification of drug candidates, including ALG‑125755, that have promising profiles with long lasting durability in nonclinical CHB models.

Nonclinical combination data

We performed in vitro studies in HepG2.2.15 cells to assess the potential for drug-drug interactions on HBsAg or HBV DNA reductions when combining our drug candidates, and the degree of synergy was quantified using MacSynergy II software. Combinations of our CAM-E drug candidate, ALG‑000184, with other inhibitors of HBV replication generally demonstrated either additive or synergistic interactions.

Early-stage discovery efforts

In addition to our development stage drug candidates, we are pursuing backup candidates in order to create a robust portfolio of assets which we can draw upon to create an optimized combination regimen for treatment in all of our disease areas of interest. We are also targeting additional novel viral and host targets with our oligonucleotide and small molecule platforms.

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

Oligonucleotides manufacturing

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

Small molecule manufacturing

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

NASH competitors

There currently are no FDA-approved treatments for NASH. A number of pharmaceutical companies, including AbbVie, Inc., Akero, AstraZeneca PLC/MedImmune LLC, Bristol-Myers Squibb Company, Eli Lilly and

Company, Janssen, Merck, Novartis Pharmaceuticals Corporation (together with Pfizer, Inc.), Novo Nordisk A/S, Pfizer Inc., Roche, Sanofi S.A. and Takeda Pharmaceutical Company Limited (together with HemoShear Therapeutics, LLC), as well as large and small biotechnology companies such as 89bio, Inc., Akero Therapeutics, Inc., Cirius Therapeutics, Inc., Enanta Pharmaceuticals, Inc., FronThera US Pharmaceuticals LLC, Galectin Therapeutics Inc., Galmed Pharmaceuticals Ltd., Genfit SA, Gilead, Intercept Pharmaceuticals, Inc., Inventiva Pharma SA, Madrigal Pharmaceuticals, Inc., MediciNova, Inc., NGM Biopharmaceuticals, Inc., Pliant Therapeutics, Inc. (together with Novartis), Terns Pharmaceuticals, Inc. and Viking Therapeutics, Inc. are pursuing the development or marketing of pharmaceuticals that target NASH. It is also probable that the number of companies seeking to develop products and therapies for the treatment of serious metabolic diseases, such as NASH, will increase.

Coronaviruses competitors

In addition to remdesivir, which is FDA-approved, on December 22, 2021, Pfizer, Inc. received an emergency use authorization from the FDA for Paxlovid, an orally administered SARS-CoV-2 protease inhibitor co-administered with ritonavir. Similarly, Merck (together with Ridgeback Bio), is developing the drug molnupiravir, an oral antiviral drug which has been issued an emergency use authorization by the FDA on December 23, 2021. Several drugs are likely being used off-label for treatment, such as dexamethasone. Several approved drugs are being studied for their utility in reducing the severity of SARS-CoV-2 infections, including Soliris by Alexion Pharmaceuticals Inc., Atea Pharmaceuticals, Inc., Jakafi by Incyte Corporation, and Kevzara by Sanofi S.A./Regeneron Pharmaceuticals, Inc. There are significant efforts globally to develop both therapeutic and prophylactic drug candidates. In November 2022, Enanta Pharmaceuticals announced the initiation of a Phase 2 clinical trial for EDP-235 which is its oral protease inhibitor specifically designed for the treatment of COVID-19. Additionally, in September 2022 Pardes Biosciences announced commencement of its Phase 2 trial evaluating PBI-0451, its oral protease inhibitor, for the treatment of SARS-CoV-2 infections. In addition, Novartis is working on a once a day, pan-coronavirus, main protease inhibitor pill and had planned to start human testing in 2022, and Shionogi announced in September 2022 that its oral therapeutic drug for COVID-19, S-217622, a 3CL protease inhibitor has achieved its primary endpoint in its Phase 3 part of the Phase 2/3 clinical trial in Asia. Several companies are focused on antibody treatments, including Amgen Inc. (together with Adaptive Biotechnologies Corporation), AbCellera Biologics, Inc. (together with Eli Lilly and Company), Regeneron Pharmaceuticals, Inc. and Vir Biotechnology, Inc. (together with GSK, Biogen Inc. and WuXi Biologics Ltd.). Numerous efforts are underway to develop vaccines against SARS-CoV-2, including by Altimmune, Inc., AstraZeneca PLC (together with Oxford University), BioNTech SE (together with Pfizer Inc.), GSK (together with Sanofi S.A.), Heat Biologics, Inc., Inovio Pharmaceuticals, Inc., Johnson & Johnson, Moderna, Inc., Novavax, Inc., and Vaxart, Inc.

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

CHB competitors

Current FDA-approved treatments for chronic HBV infection include peg-IFNα, marketed by Roche Holding AG (Roche), and oral antiviral agents such as nucleoside analogs, marketed by Gilead Sciences, Inc. (Gilead) and Bristol-Myers Squibb Company. These treatments do not lead to either a functional or a complete cure in the vast majority of patients, and in the case of nucleoside analogs, may require life-long treatment. Several large and small pharmaceutical companies are developing programs with various mechanisms of action, to be used alone or in combination, with the goal of achieving higher rates of functional or complete cure in patients with CHB. Companies with oligonucleotide agents in clinical development include Arbutus Biopharma Corporation, Dicerna Pharmaceuticals, Inc. (together with Roche), Ionis Pharmaceuticals, Inc. (together with GlaxoSmithKline plc (GSK)), Arrowhead Pharmaceuticals, Inc. (together with Janssen Pharmaceuticals, Inc. (Janssen)), and Vir Biotechnology, Inc. (together with Alnylam Pharmaceuticals, Inc.). Several companies are developing CAM-Es, including Johnson & Johnson, Assembly Biosciences Inc., Arbutus Biopharma Corporation, Roche and Enanta Pharmaceuticals. Several companies, including Altimmune, Inc., GSK, Janssen and Transgene SA, are developing therapeutic vaccines for HBV, and several others have approved HBV vaccines, including Dynavax Technologies,

Inc., GSK, Johnson & Johnson, and Merck. Replicor, Inc. is developing nucleic acid polymers (NAPs) for use in CHB patients.

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

Pursuant to the Emory License Agreement, we paid an upfront fee of $0.3 million to Emory, reimbursed Emory for past patent expenses, and issued a convertible promissory note with a principal amount of $0.6 million to Emory. In August 2018, the convertible promissory note was cancelled and converted into 64,980 shares of Series A convertible preferred stock. We paid Emory an additional $0.2 million in connection with the Emory Amendment entered into in June 2020, with an additional obligation to pay up to a maximum of $35,000. On the same date, the Company entered into a collaboration agreement with Emory, with the initial research plan pertaining to the synthesis and evaluation of the compounds licensed through the additional patent rights granted in the amended license agreement. The research plan was set to terminate one year from the effective date of June 2020 but the Company exercised its option to extend it for a second year. In June 2022, the research plan terminated. In connection with the research plan, the Company provided Emory funding of $0.3 million per year.

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

License agreement with Luxna Biotech Co., Ltd.

In December 2018, we entered into the Luxna Agreement. Under the Luxna Agreement, Luxna granted us an exclusive, worldwide, sublicensable license under certain of Luxna’s intellectual property rights to research, develop, make, have made, and commercialize for all therapeutic and prophylactic uses, (i) products containing oligonucleotides targeting the hepatitis B virus genome, (ii) products containing certain oligonucleotides targeting up to three genes which contribute to NASH, which we may select at any time during the first eight years of the term, to the extent not licensed to a third party, and (iii) products containing oligonucleotides targeting up to three genes which contribute to HCC, which we may select at any time during the first three years of the term. During the first three years of the term, Luxna will not grant rights to any third parties under the licensed patents to research or develop any compounds or products targeting an HCC gene target. As of June 30, 2020, we have identified two HCC gene targets and two NASH gene targets for the exclusive license. In addition, we have a right of first refusal for any additional xeno-nucleic acid (XNA) and/or gapmer modifications that are not claimed by the licensed patents that Luxna controls. If we exercise this right, we and Luxna will use good faith, diligent efforts to negotiate additional commercially reasonable financial terms for such additional modifications. We are obligated to use commercially reasonable efforts to pursue the research, development and commercialization of the licensed products throughout the term. We have the right to sublicense our licensed rights provided that the sublicense agreement must be in compliance and consistent with the terms of the Luxna Agreement.

Additionally, pursuant to an April 2020 amendment to the Luxna Agreement (the Luxna Amendment), we obtained an exclusive, worldwide license under the licensed patents to research, develop, make, have made, and commercialize products containing oligonucleotides targeting three families of viruses: Orthomyxoviridae, Paramyxoviridae, and Coronaviridae (a family which includes SARS-CoV-2).

Pursuant to the Luxna Agreement, we paid Luxna an upfront license fee of $0.6 million and pursuant to the Luxna Amendment, we paid Luxna an additional one-time non-refundable fee of $0.2 million. Additionally, we agreed to pay Luxna up to an aggregate of $55.5 million upon achievement of specified development, regulatory, and commercial milestones. During the year ended December 31, 2022, we did not recognize any milestone payments. During the year ended December 31, 2021, we recognized $0.5 million related to milestone payments relating to ALG-020572. We also agreed to pay Luxna tiered royalties on worldwide annual net sales of licensed products, on a product-by-product basis, spanning a range of rates within low-single digit percentages, on a quarterly basis. With respect to each licensed product, our obligation to pay royalties will continue until the expiration of the last-to-expire licensed patent covering such licensed product in any country.

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

Agreement with Katholieke Universiteit Leuven (KU Leuven)

On June 25, 2020, we entered into a Research, Licensing and Commercialization Agreement (KU Leuven Agreement) with KU Leuven, under which we are collaborating with KU Leuven’s Rega Institute for Medical Research, as well as its Centre for Drug Design and Discovery, to research and develop potential protease inhibitors for the treatment, diagnosis or prevention of coronaviruses, including of SARS-CoV-2. Unless terminated earlier by either party in accordance with provisions in the agreement, the collaboration period is set to terminate at the earlier of completion of all collaboration activities or 2.5 years. In connection with the KU Leuven Agreement, KU Leuven and our Company granted each other exclusive cross-licenses to use certain know-how and existing patents of the other party as well as certain joint know-how and joint patents to carry out research and development collaboration activities during the collaboration period. As of December 2022, the collaboration period has expired. KU Leuven granted to us an exclusive (including as to KU Leuven), worldwide license under certain of KU Leuven’s know-how and existing patents, and certain joint patents and joint know-how, to manufacture and commercialize the licensed products for the treatment, diagnosis or detection of viral infections in humans. KU Leuven reserved the right to use all KU Leuven knowhow, existing KU Leuven patents, joint patents and joint know-how for academic and non-commercial research and teaching purposes.

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

In January 2022, we entered into an amendment to such License and Research Collaboration Agreement, which expanded our collaboration to include a license to Merck of an early-stage program directed to a second undisclosed NASH target on which we had previously been working independently and separately from Merck. In addition, under this expanded arrangement, Merck has the right to add a third target of interest to the collaboration. This third target, if added, will be for a liver-based cardiometabolic/fibrosis target. Such right to add a third target to the collaboration expired in January 2023.

Under the terms of the original agreement, we received an upfront payment from Merck. Under the amendment, we received a payment from Merck to carry out the research program for the second undisclosed NASH target. With respect to each collaboration target, we will be eligible to receive up to approximately $460 million in development and commercialization milestones as well as tiered royalties on net sales. We will be primarily responsible for designing, preparing and evaluating the oligonucleotide molecules and delivering optimized lead molecules, and Merck will be responsible for subsequent research, clinical development and commercialization efforts.

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

In February 2023, Merck provided the Company written notice of termination for one of the targets in the collaboration.

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

We have licensed patents and patent applications from various entities, including Emory, Luxna and AM Chemicals, which are further described below. Regarding our internal patent portfolio, as of December 31, 2022, we own 8 issued U.S. patents, 38 U.S. non-provisional patent applications, 21 U.S. provisional patent applications (excluding any non-expired U.S. provisional applications to which priority has already been claimed), 21 PCT applications and 284 foreign patent applications, including pending applications in Arab Emirates, ARIPO, Argentina, Australia, Brazil, Canada, Chile, China, Colombia, Eurasia, Egypt, European Union, Georgia, Indonesia, Israel, India, Japan, South Korea, Malaysia, Mexico, New Zealand, OAPI, Peru, Philippines, Russian Federation, Singapore, Thailand, Taiwan, Ukraine, Uzbekistan and South Africa. The projected expiration date of any patent that issues from our non-provisional U.S. and foreign applications is between 2039 to 2043, excluding any additional term from a potential patent term extension and/or patent term adjustment.

For our drug candidates, we have filed and licensed certain patent applications and we generally intend to pursue patent protection covering compositions of matter, methods of making, and methods of use. As of December 31, 2022, we own U.S. patents with claims directed to ALG-000184 and ALG-055009.

Licensed intellectual property

Emory University

We have licensed the exclusive rights to a patent estate from Emory in the CAM-E chemical space, consisting of one issued U.S. patent, two pending nonprovisional U.S. patent applications as well as 11 issued foreign patents and 30 foreign patent applications. The issued U.S. patent has an expected expiration of March 2037, excluding any potential patent term extension or adjustment.

Luxna

We have licensed the right to a patent estate from Luxna in the oligonucleotide chemical space, consisting of five issued U.S. patents, two nonprovisional U.S. patent applications and 17 issued foreign patents and five foreign patent applications. We have exclusive rights to use this technology in the development of drug candidates for CHB, as well as rights to certain named targets in NASH and respiratory diseases, including coronaviruses. These U.S. patents have an expected expiration between October 2030 and February 2037, excluding any potential patent term extension or adjustment.

AM Chemicals

We have licensed the exclusive right to the use of specific constructs encompassed by the patent estate from AM Chemicals, including two issued U.S. patents, and three foreign patent applications. The issued U.S. patents have an expected expiration of July 2037, excluding any potential patent term extension or patent term adjustment.

Drug candidate intellectual property

NASH—ALG‑055009 and additional potential drug candidates

We own a patent family that includes one issued U.S. patent and 30 applications across multiple jurisdictions, and have claims to compositions of matter, including ALG‑055009, our lead drug candidate for the treatment of NASH, and methods of use. This patent family also discloses combination therapies with our lead molecule. US 11091467 is our issued US patent, and it is projected to expire in May 2040, excluding any potential patent term extension or patent term adjustment. We also own patent families that includes two U.S. provisional applications relating to ALG-055009 and related matter, which if filed as a non-provisional application and granted would expire in July and August 2042, excluding any potential patent term extension or patent term adjustment.

Coronaviruses – ALG-097558 and additional potential drug candidates

We own a patent family that includes three applications across multiple jurisdictions, which have claims to compositions of matter, including ALG‑097558, our lead drug candidate for the treatment of coronavirus, and methods of use. This patent family also discloses combination therapies with our lead molecule.

Hepatitis B—ALG‑000184 and additional potential drug candidates

We own a patent family that includes one issued U.S. patent and 30 applications pending across multiple jurisdictions, and have claims directed to composition of matter, including ALG‑000184 (our lead CAM-E molecule), pharmaceutical composition and method of use claims. This patent family also includes claims directed to combination treatment with our lead molecule with other modes of action drugs and drug candidates directed against CHB. U.S. Patent 11191747 is projected to expire in April 2040, excluding any potential patent term extension or adjustment.

Hepatitis B—ALG‑125755 and additional potential drug candidates

We own a patent family that includes 32 patent applications pending across multiple jurisdictions (including three in the United States), that have claims to compositions of matter, including ALG‑125755, our lead siRNA candidate, and methods of use. This patent family also discloses combination therapies with our lead molecule. We received a notice of allowance for a U.S. patent application on August 30, 2022. The U.S. patent that issues from our allowed application is projected to expire in March 2041, excluding any additional term from a potential patent term extension and/or patent term adjustment.

Discovery pipeline intellectual property

NASH

We have filed four U.S. non-provisional patent applications, four PCT patent applications, one U.S. provisional application and six foreign patent applications that include claims to compositions of matter and methods of use with our additional drug candidates for the treatment of NASH. These U.S. provisional applications also disclose combination therapies with our drug candidates and other compounds for treating NASH. Any patent that issues from a non-provisional application claiming in one of these patent families is projected to expire in 2042, excluding any potential patent term extension or patent term adjustment.

Coronaviruses

We have filed seven U.S. nonprovisional patent applications, four U.S. provisional patent applications, and 27 foreign applications that include claims to compositions of matter, pharmaceutical compositions and methods of use for treating coronaviruses. This includes multiple applications covering both small molecule and oligonucleotide approaches. Some of these applications are co-owned by Aligos and a collaborator. These patent families also include disclosure relating to combination therapy strategies for treating coronaviruses. Any patent that issues from a non-provisional patent application in one of these patent families is projected to expire in 2041 to 2042, excluding any potential patent term extension or patent term adjustment.

Hepatitis B

We own multiple additional families of applications that include claims to compositions of matter, pharmaceutical compositions and methods of use for the treatment of CHB with our additional drug candidates. This includes three U.S. patents, nine U.S. non-provisional patent applications, eight U.S. provisional patent applications, seven PCT patent applications and 81 foreign patent applications in the small molecule space and six U.S. non-provisional patent applications, one U.S. provisional application, two PCT patent applications and seven foreign patent applications in the oligonucleotide space. These patent families also disclose combination therapies with our drug candidates and other compounds for treating CHB. Any patent that issues from a non-provisional application in one of these patent families is projected to expire in 2040 to 2042, excluding any potential patent term extension or patent term adjustment.

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

Trademarks

Our trademark portfolio contains several trademark applications and registrations, including U.S. and foreign, as of December 31, 2022. The trademark portfolio includes the mark ALIGOS which is registered in the United States, Australia, the European Union, Great Britain and Japan, and is pending in China.

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
•
Phase 4. In some cases, the FDA may provide conditional approval of an NDA for a drug candidate on the sponsor’s agreement to conduct additional clinical trials after approval. In other cases, a sponsor may voluntarily conduct additional clinical trials after approval to gain more information about the drug. Such post-approval trials are typically referred to as Phase 4 clinical trials.

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

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers, which went into effect on April 1, 2013, and will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug's average manufacturer price, beginning January 1, 2024.

There has also been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which has resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022 (the IRA) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated.

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

Data privacy and security

We may also be subject to federal, state and foreign data privacy and security laws and regulations. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Employees and human capital resources

As of December 31, 2022, we had 83 full-time employees, including 66 employees engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. Many of the following risks and uncertainties are, and will be, exacerbated by the coronavirus pandemic (COVID-19) and any worsening of the global business and economic environment as a result. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market value of our common stock.

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

Since inception, we have incurred significant net losses. Our net losses were $96.0 million for the year ended December 31, 2022 and $128.3 million for the year ended December 31, 2021. As of December 31, 2022, we had a total stockholders’ equity of $103.9 million. We have funded our operations to date primarily with proceeds from the sale of common stock, preferred stock and convertible notes. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our drug candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We may continue to incur significant expenses and operating losses for the foreseeable future.

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

Our operations have consumed substantial amounts of cash since our inception. Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our initial nonclinical and clinical drug candidates. Nonclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of December 31, 2022, we had cash, cash equivalents and investments of $125.8 million. We expect to continue to spend substantial amounts to continue the nonclinical and clinical development of our current and future programs. If we are able to gain marketing approval for drug candidates that we develop, we will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate we develop.

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

To date, we have primarily financed our operations through the sale of common stock, preferred stock and convertible notes. For example, in November 2021, we filed a Registration Statement on Form S-3 covering the offering of up to $400.0 million of common stock, preferred stock, debt securities, warrants and units, which was declared effective by the SEC in November 2021 (November 2021 Shelf Registration Statement). In November 2021, we also entered into a sales agreement (November 2021 Sales Agreement), with Jefferies LLC, as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million pursuant to the November 2021 Shelf Registration Statement as an “at-the-market” offering under the Securities Act (ATM Offering Program).

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

We currently have a shelf registration statement effective and existing ATM Offering Program, however, our ability to raise capital under this registration statement and through the ATM Offering Program may be limited by, among other things, SEC rules and regulations impacting the eligibility of smaller companies to use Form S-3 for primary offerings of securities. Based on our public float, as of the date of the filing of this Annual Report on Form 10-K, we are only permitted to utilize a shelf registration statement, including the registration statements under which our ATM Offering Programs are operated, subject to Instruction I.B.6 to Form S-3, which is referred to as the “baby shelf” rule. For so long as our public float is less than $75.0 million, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months pursuant to the baby shelf rules. Although alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on us, and may not be available on attractive terms.

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

Our clinical development efforts across our drug candidates are in an early stage. We have initiated clinical trials for our most advanced drug candidates in many countries (e.g., New Zealand, Hong Kong, the United Kingdom). Our other programs are in the discovery or nonclinical development stage. We have invested substantially all of our efforts and financial resources in the identification of targets and nonclinical development of therapeutics to address hepatological indications and viral diseases. However, the biology of these indications and diseases is complex and not completely understood, and our current and future drug candidates may never achieve expected or functional levels of efficacy or achieve an acceptable safety profile. For example, our CHB portfolio previously included our STOPSTM drug candidate, ALG-010133, one of our proprietary s-antigen transport-inhibiting oligonucleotide polymers that was in a Phase 1b dose range finding trial (NCT04485663) evaluating subjects with CHB as well as our proprietary antisense oligonucleotide, ALG-020572, that was in a Phase 1a/1b umbrella study (NCT05001022) and for which dosing in CHB patients were initiated as part of the multiple ascending dose portion of such study. However, in January 2022, we announced we halted further development of ALG-010133 based on data from such trial indicating insufficient antiviral activity to warrant further development of such drug candidate. And, in March 2022, we announced our discontinuation of further development of ALG‑020572 due to an unanticipated serious adverse event involving significant increase in alanine aminotransferase (ALT) in one CHB subject and several additional subjects experiencing ALT flares. Our use of clinically validated targets to pursue treatments of these indications and diseases does not guarantee efficacy or safety or necessarily reduce the risk that our current or future drug candidates will not achieve expected or functional levels of efficacy or achieve an acceptable safety profile.

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

Further, we are currently conducting clinical trials in many countries (e.g., New Zealand, Hong Kong, the United Kingdom). We may also in the future conduct clinical trials for these and other drug candidates in other countries and territories which presents additional risks that may delay completion of our clinical trials. These risks include the possibility that we could be required to conduct additional nonclinical studies before initiating any clinical trials, may be unable to enroll and retain patients as a result of differences in healthcare services, research guidelines or cultural customs, or may face additional administrative burdens associated with comparable foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

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

Specifically, the clinical trial sites for our current drug trials, including for ALG-000184 and ALG‑055009 and ALG‑125755 and future planned trials may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward COVID-19 efforts, travel or quarantine restrictions imposed by national, federal, state or local governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. Some of our third-party manufacturers we use for the supply of materials for drug candidates or other materials necessary to manufacture product to conduct clinical trials are located in countries affected by COVID-19, and, should they experience disruptions such as temporary closures or suspension of services, we would likely experience delays in advancing these trials.

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

We have invested, and will continue to invest, a significant portion of our time and financial resources in the pursuit of a treatment for NASH, including ALG‑055009, our THR-b agonist which is currently in a Phase 1 trial. If we cannot successfully develop, obtain regulatory approval for and commercialize our drug candidates for the treatment of NASH, our business may be harmed. The mechanism of action of our NASH drug candidates is complex, and we do not know the degree to which it will translate into a therapeutic benefit, if any, in NASH or any other indication, and we do not know the degree to which the complex mechanism of action may contribute to long-term safety issues or adverse events when our drug candidates are taken for prolonged periods, as is inherent in the treatment of NASH.

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

For example, in June 2020, we entered into a Research, Licensing and Commercialization Agreement (the KU Leuven Agreement) with Katholieke Universiteit Leuven (KU Leuven) under which we were collaborating with KU Leuven’s Rega Institute for Medical Research, as well as its Centre for Drug Design and Discovery, to research, develop, manufacture and commercialize potential protease inhibitors for the treatment of coronaviruses, including SARS-CoV-2. While ALG-097558 has been selected as our drug candidate to move forward into development, the KU Leuven Agreement may ultimately not result in a therapy that successfully treats SARS-CoV-2. Further, if the KU Leuven Agreement does result in such a therapy, the therapy may not be developed and commercialized in a timely manner, or at all.

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

In addition, another party may be successful in producing a more efficacious therapy for COVID-19 or a therapy with a more convenient or preferred route of administration or in producing a therapy in a more timely manner, which may lead to the diversion of funding away from us and toward other companies or lead to decreased demand for our potential therapies. For instance, on December 22, 2021, Pfizer, Inc. received an emergency use authorization from the FDA for Paxlovid, an orally administered SARS-CoV-2 protease inhibitor co-administered with ritonavir. Similarly, Merck (together with Ridgeback Bio), is developing the drug molnupiravir, an oral antiviral drug which has been issued an emergency use authorization by the FDA on December 23, 2021. Several drugs are likely being used off-label for treatment, such as dexamethasone. Several approved drugs are being studied for their utility in reducing the severity of SARS-CoV-2 infections, including Soliris by Alexion Pharmaceuticals Inc., Atea Pharmaceuticals, Inc., Jakafi by Incyte Corporation, and Kevzara by Sanofi S.A./Regeneron Pharmaceuticals, Inc. There are significant efforts globally to develop both therapeutic and prophylactic drug candidates. In November 2022, Enanta Pharmaceuticals announced the initiation of a Phase 2 clinical trial for EDP-235 which is its oral protease inhibitor specifically designed for the treatment of COVID-19. Additionally, in September 2022 Pardes Biosciences announced commencement of its Phase 2 trial evaluating PBI-0451, its oral protease inhibitor, for the treatment of SARS-CoV-2 infections. In addition, Novartis is working on a once a day, pan-coronavirus, main protease inhibitor pill and had planned to start human testing in 2022, and Shionogi announced in September 2022 that its oral therapeutic drug for COVID-19, S-217622, a 3CL protease inhibitor, has achieved its primary endpoint in its Phase 3 part of the Phase 2/3 clinical trial in Asia. Several companies are focused on antibody treatments, including Amgen Inc. (together with Adaptive Biotechnologies Corporation), AbCellera Biologics, Inc. (together with Eli Lilly and Company), Regeneron Pharmaceuticals, Inc. and Vir Biotechnology, Inc. (together with GSK, Biogen Inc. and WuXi Biologics Ltd.). Numerous efforts are underway to develop vaccines against SARS-CoV-2, including by Altimmune, Inc., AstraZeneca PLC (together with Oxford University), BioNTech SE (together with Pfizer Inc.), GSK (together with Sanofi S.A.), Heat Biologics, Inc., Inovio Pharmaceuticals, Inc., Johnson & Johnson, Moderna, Inc., Novavax, Inc., and Vaxart, Inc. These other entities may be more successful at developing, manufacturing or commercializing a therapy for COVID-19, especially given that several of these other organizations are much larger than we are and have access to larger pools of capital, including U.S. government funding, and broader manufacturing infrastructure. The success or failure of other entities, or perceived success or failure, may adversely impact our ability to obtain any future funding for our development and manufacturing efforts or to ultimately commercialize a therapy for COVID-19, if approved.

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

From time to time, we may disclose interim data from our clinical trials, including the preliminary data with respect to ALG-055009, ALG-000184, and ALG-125755. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more data on existing patients become available. Adverse differences between interim data and final data could significantly harm our business, financial condition, results of operations and prospects. From time to time, we may also publicly disclose preliminary or “topline” data from our clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same clinical trials, or different conclusions or considerations may qualify such topline results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.

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

As drug candidates proceed from nonclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered to optimize results. However, any change could entail additional cost and risks potential delay if the reformulated or otherwise altered drug candidate performs differently than expected or intended, which could require modification to the nonclinical or clinical program. Such changes may also require additional testing, including bridging or comparability testing to demonstrate the validity of clinical data obtained in clinical trials following manufacturing changes, FDA notification or FDA approval.

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

Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. For example, we are conducting our initial clinical trials for ALG‑055009, ALG‑000184, and ALG‑125755 in many countries (e.g., New Zealand, Hong Kong, the United Kingdom), and plan to conduct additional clinical trials in several other countries and territories within the Asia Pacific and/or Europe and our conduct of the trials must satisfy specific requirements in order for the FDA to accept the data in support of an IND or NDA in the United States. Further, any regulatory approval for our drug candidates may be withdrawn. If we fail to comply with the applicable regulatory requirements, our target market will be reduced and our ability to realize the full market potential of our drug candidates will be harmed and our business, financial condition, results of operations and prospects could be harmed.

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

Relatedly, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to events such as the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impair the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

There are a number of companies developing or marketing treatments for CHB, including Roche Holding AG (Roche), Gilead, Bristol-Myers Squibb Company, Arbutus Biopharma Corporation, Dicerna Pharmaceuticals, Inc. (together with Roche), Ionis Pharmaceuticals, Inc. (together with GSK), Arrowhead Pharmaceuticals, Inc. (together with Janssen Pharmaceuticals Company (Janssen)), Vir Biotechnology, Inc. (together with Alnylam Pharmaceuticals, Inc.), Johnson & Johnson, Assembly Biosciences Inc., Enanta Pharmaceuticals, Altimmune, Inc., GSK, Janssen, Transgene SA, Dynavax Technologies, Inc., Merck and Replicor, Inc. There are also companies developing or marketing treatments or vaccines for COVID-19, including Soliris by Alexion Pharmaceuticals Inc., Atea Pharmaceuticals, Inc. (together with Roche), Jakafi by Incyte Corporation, Kevzara by Sanofi S.A./Regeneron Pharmaceuticals, Inc., Amgen Inc. (together with Adaptive Biotechnologies Corporation), AbCellera Biologics, Inc. (together with Eli Lilly and Company), Vir Biotechnology, Inc. (together with GSK, Biogen Inc. and WuXi Biologics Ltd.), Altimmune, Inc., AstraZeneca PLC (together with Oxford University), BioNTech SE (together with Pfizer Inc.), GlaxoSmithKline plc (GSK) (together with Sanofi S.A.), Heat Biologics, Inc., Inovio Pharmaceuticals, Inc., Johnson & Johnson, Moderna, Inc., Novavax, Inc., Regeneron Pharmaceuticals Inc., Vaxart, Inc., Enanta Pharmaceuticals, Novartis and Shionogi & Co., Ltd. For example, BioNTech SE (together with Pfizer Inc.), Janssen Pharmaceutical Companies of Johnson & Johnson and Moderna Inc. have developed COVID-19 vaccines that have received authorization for emergency use and/or regulatory approval are being widely administered. In addition, on December 22, 2021, Pfizer, Inc. received an emergency use authorization from the FDA for Paxlovid, an orally administered COVID-19 protease inhibitor. Similarly, Merck (together with Ridgeback Bio) is developing the drug Molnupiravir, an oral antiviral drug which similarly has been issued an emergency use authorization by the FDA on December 23, 2021. The availability of such COVID-19 vaccines and each of Pfizer’s and Merck’s oral COVID-19 drug may reduce or eliminate the need for our potential COVID therapies to treat the disease and therefore negatively impact the commercial opportunity.

Furthermore, there are companies developing or marketing treatments for NASH, including AbbVie, Inc., AstraZeneca PLC/MedImmune LLC, Bristol-Myers Squibb Company, Eli Lilly and Company, FronThera US Pharmaceuticals LLC, Janssen, Merck, Novartis Pharmaceuticals Corporation (together with Pfizer, Inc.), Novo Nordisk A/S, Pfizer Inc., Roche, Sanofi S.A., Takeda Pharmaceutical Company Limited (together with HemoShear Therapeutics, LLC), 89bio, Inc., Akero Therapeutics, Inc., Cirius Therapeutics, Inc., Enanta Pharmaceuticals, Inc., Galectin Therapeutics Inc., Galmed Pharmaceuticals Ltd., Genfit SA, Gilead, Intercept Pharmaceuticals, Inc., Inventiva Pharma SA, Madrigal Pharmaceuticals, Inc., MediciNova, Inc., NGM Biopharmaceuticals, Inc., Pliant Therapeutics, Inc. (together with Novartis), Terns Pharmaceuticals, Inc. and Viking Therapeutics, Inc.

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

Additionally, because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or drug candidates or for indications that later prove to have greater commercial potential. For example, we are currently focused on the development of our current drug candidates for hepatological indications. In addition, we are pursuing other drug candidates for viral diseases. However, the advancement of these drug candidates may ultimately prove to be unsuccessful or less successful than another program in our pipeline that we might have chosen to pursue on a less aggressive basis. However, due to the significant resources required for the development of our drug candidates, we must focus on specific diseases and disease pathways and decide which drug candidates to pursue and the amount of resources to allocate to each. Our near-term objective is to demonstrate favorable profiles through Phase 1 clinical trials of our drug candidates ALG‑055009, ALG-000184 and ALG‑125755. Our estimates regarding the potential market for our drug candidates could be inaccurate and our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular drug candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, any potential decision to delay or terminate development of a drug candidate or program may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. Further, if we do not accurately evaluate the commercial potential for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate. Alternatively, we may allocate internal resources to a drug candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers. The American Rescue Plan Act of 2021 was also signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug's average manufacturer price, beginning January 1, 2024.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation and regulation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022 (the IRA), was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated.

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

Many states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. Further, we may also be subject to other state laws governing the privacy, processing and protection of personal information. For example, the California Consumer Privacy Act of 2018 (CCPA) went into effect on January 1, 2020. The CCPA, among other things, creates individual privacy rights for California consumers, such as the right to access and delete their personal information, opt-out of certain sales of personal information and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase the frequency of data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the California Privacy Rights Act (CPRA), which significantly amends the CCPA, generally went into effect on January 1, 2023. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It has also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Colorado, Connecticut and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

The GDPR further prohibits, without an appropriate legal basis, the transfer of personal data to countries outside of the EEA, such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States. For example, in July 2020, the Court of Justice of the EU (CJEU) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (SCCs). In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

Our business and operations may suffer in the event that our information technology systems, or those used by our CROs or other contractors or consultants, fail or suffer security breaches.

Despite the implementation of security measures, our information technology systems and those of our CROs and other contractors and consultants are vulnerable to damage from cyber-attacks, computer hacks, theft, viruses, malicious software, phishing, employee error, denial-of-service attacks, unauthorized access and other security breaches that could jeopardize the performance of our software and computer systems, and could expose us to financial and reputational harm. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we have not to our knowledge experienced any significant system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our drug candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the development and commercialization of our future drug candidates could be delayed. Further, our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

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

We are currently collaborating with third parties to develop certain of our potential drug candidates. For example, we are collaborating with Merck with respect to the discovery, research and development of oligonucleotides against a NASH target. In the future, we may form or seek strategic alliances, joint ventures, or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to drug candidates we develop.

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

We do not have the ability to independently conduct certain nonclinical studies and clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs, to conduct or otherwise support certain nonclinical studies and clinical trials for our drug candidates, including ALG‑055009, ALG‑000184 and ALG-125755, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our nonclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our nonclinical studies or clinical trials, we could be subject to untitled and warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

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

Our success depends in significant part on our ability and the ability of our current or future collaborators and licensors to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to our drug candidates and technology and to operate our business without infringing, misappropriating, or otherwise violating the intellectual property rights of others. If we and our current or future collaborators and licensors are unable to obtain and maintain sufficient intellectual property protection for our drug candidates or other drug candidates that we may identify, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize drug candidates similar or identical to ours, and our ability to successfully commercialize our drug candidates and other drug candidates that we may pursue may be impaired. While we own some issued or allowed patents with respect to our programs, including our CHB and NASH programs, we do not own or in-license any issued patents with claims that specifically recite our ALG‑125755 or ALG‑097558 drug candidates. We can provide no assurance that any of our other current or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. We cannot be certain that there is no invalidating prior art of which we and the patent examiner are unaware or that our interpretation of the relevance of prior art is correct. If a patent or patent application is determined to have an earlier priority date, it may prevent our patent applications from issuing at all or issuing in a form that provides any competitive advantage for our drug candidates. Failure to obtain additional issued patents could have a material adverse effect on our ability to develop and commercialize our drug candidates. Even if our patent applications do issue as patents, third parties may be able to challenge the validity and enforceability of our patents on a variety of grounds, including that such third party’s patents and patent applications have an earlier priority date, and if such challenges are successful, we may be required to obtain one or more licenses from such third parties, or be prohibited from commercializing our drug candidates.

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

We currently are the assignee of a number of U.S. provisional patent applications. U.S. provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing one or more of our related provisional patent applications. With regard to such U.S. provisional patent applications, if we do not timely file any non-provisional patent applications, we may lose our priority dates with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. Further, in the event that we do timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents or if such issued patents will provide us with any competitive advantage.

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

In 2012, the European Patent Package, or EU Patent Package, regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court, or UPC, for litigation involving European patents. Implementation of the EU Patent Package will likely occur in the first half of 2023. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will by default automatically fall under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunctions. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Under the EU Patent Package as currently proposed, we will have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court.

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

As of December 31, 2022, we had 83 full-time employees, including 66 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

As of December 31, 2022, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 46.1% of our outstanding common stock (assuming all shares of non-voting common stock are converted into voting common stock in accordance with the terms of our amended and restated certificate of incorporation). As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

The dual class structure of our common stock may limit an investor’s ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Consequently, the exercise by holders of our non-voting common stock of their option to make this conversion will have the effect of increasing the relative voting power of such holders, and correspondingly decreasing the voting power of the holders of our common stock, which may limit an investor’s ability to influence corporate matters. As of December 31, 2022, we had 3,092,338 shares of non-voting common stock outstanding. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Exchange Act of 1934, as amended

(the Exchange Act), and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline.

As of December 31, 2022 approximately 10.8 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

In addition, the holders of approximately 42.9 million of our total common stock and non-voting common stock are entitled to rights with respect to the registration of their shares under the Securities Act described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss (NOL) carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We performed a Code Section 382 analysis in 2021 and determined there was an ownership change that resulted in Section 382 limitations. The ownership change limited our ability to utilize NOLs against future taxable income but will not result in the expiration of any NOLs. We may have experienced additional ownership changes in the past and may in the future experience ownership changes as a result of changes in our stock ownership (some of which are not in our control). In addition, under current tax law, federal NOL carryforwards generated in periods after December 31, 2017, may be carried forward indefinitely but, in taxable years beginning after December 31, 2020, may only be used to offset 80% of our taxable income. For these reasons, our ability to utilize our NOL carryforwards and other tax attributes to reduce future tax liabilities may be limited.

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

Pursuant to Section 404 of Sarbanes-Oxley, our management is required to report upon the effectiveness of our internal control over financial reporting for our fiscal year ended December 31, 2022. When we lose our status as an “emerging growth company,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff, all of which will entail additional expense.

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

The continuing impact of “Brexit” may have a negative effect on our business.

Following a national referendum and subsequent legislation, the United Kingdom formally withdrew from the European Union, commonly referred to as “Brexit,” and ratified a trade and cooperation agreement governing its future relationship with the European Union. Among other things, the agreement, which became effective in 2021, addresses trade, economic arrangements, law enforcement, judicial cooperation and governance. Because the agreement merely sets forth a framework in many respects that requires complex additional bilateral negotiations between the United Kingdom and the European Union, significant uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.

We cannot yet predict the full implications of Brexit, including whether it will increase our operational costs or otherwise have a negative effect on our business, financial condition or results of operations, which could reduce the price of our common stock.

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

We are subject to U.S. federal and state income taxes and taxes in certain other non-U.S. jurisdictions. Tax laws, regulations and administrative practices in various jurisdictions may be subject to significant change, with or without advance notice, due to economic, political and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be affected by numerous factors, such as changes in tax, accounting and other laws, regulations, administrative practices, principles and interpretations, the outcome of current and future tax audits, examinations, or administrative appeals, changes in the mix and level of earnings in a given taxing jurisdiction or changes in our ownership or capital structures.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in South San Francisco, California, where we lease and occupy space in two separate buildings. The total amount of space leased across both buildings equals approximately 51,000 square feet of office and laboratory space. The current term of each of our two South San Francisco leases expires in March 2027 and July 2027, with options to extend the terms through March 2035 and July 2032, respectively.

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

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, we are not currently involved in any legal proceedings that we believe are, individually or in the aggregate, material to our business, results of operations or financial condition, except as described below. However, regardless of the outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of associated costs and diversion of management time.

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

On August 22, 2022, the Company filed its response to the Complaint and on August 4, 2022, filed counterclaims against Janssen alleging Janssen has engaged in unfair competition and promissory fraud.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on The Nasdaq Global Select Market under the symbol “ALGS” since October 20, 2020. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of March 6, 2023, there were 42 holders of record of our common stock, which consist of 40 holders of record of our voting common stock and two holders of record of our non-voting common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Recent Sales of Unregistered Securities

None.

Use of Proceeds.

None.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel therapeutics to address unmet medical needs in liver diseases and viral infections, including in the areas of non-alcoholic steatohepatitis (NASH), coronavirus (e.g., SARS-CoV-2 and related infections) and chronic hepatitis B (CHB). We utilize our proprietary small molecule and oligonucleotide platforms to develop pharmacologically optimized drug candidates for use in combination regimens designed to achieve improved treatment outcomes.

In February 2023, we announced a strategic reprioritization of our portfolio. Going forward, we will emphasize our clinical NASH and COVID-19 programs, and continue to support our collaboration agreements, including the agreement with Merck & Co. to develop an oligonucleotide candidate to address NASH. With respect to CHB, we plan to complete our ongoing 48-week cohorts and single ascending dose cohorts for our capsid assembly modulator and small interfering RNA programs, respectively.

Our primary area of focus is NASH, a complex, chronic liver disease where combination regimens may prove beneficial. Our most advanced drug candidate for NASH is ALG‑055009, a small molecule thyroid hormone receptor (THR‑ß) agonist. This drug candidate is being evaluated in a Phase 1 study in healthy volunteers (HVs) (oral single ascending doses (SAD)) and subjects with hyperlipidemia (14 oral daily doses). Preliminary data after single doses up to 4 mg and multiple doses up to 1 mg have previously been reported at the European Association for the Study of the Liver conference (EASL 2022) and the 2022 American Association for the Study of Liver Diseases meeting (AASLD 2022), respectively. At these conferences, data were presented that showed ALG‑055009 was well tolerated, had dose proportional pharmacokinetics (PK) and low variability, and demonstrated expected thyromimetic effects (i.e., generally dose proportional increases in sex hormone binding globulin and decreases in various atherogenic lipids and thyroid hormones). We are currently taking the necessary steps to advance ALG‑055009 into a Phase 2 proof of concept study. These steps include: 1) conducting a relative bioavailability cohort in the Phase 1 study; 2) completing 13-week Good Laboratory Practice (GLP) toxicology studies; and 3) manufacturing Phase 2 drug supply. We anticipate submitting the Phase 2 protocol to the FDA in the fourth quarter of 2023. We believe ALG‑055009 has the potential to become a best‑in‑class THR‑ß agonist and could play an integral role in future NASH combination regimens based on its favorable pharmacokinetic profile, which could result in uniform exposures and lead to consistent efficacy and safety in a NASH population.

In addition to our small molecule THR‑ß program, we are also progressing oligonucleotide projects for NASH, including in collaboration with Merck. The programs are currently progressing through preclinical activities.

Our second area of focus is to develop drug candidates with pan-coronavirus activity, including against Severe Acute Respiratory Syndrome coronavirus 2 (SARS-CoV-2), the virus responsible for COVID-19. In this area of focus, we are using a small molecule approach, where we are exploring coronavirus 3CL protease inhibitors (PIs) in collaboration with Katholieke Universiteit Leuven (KU Leuven), the Center for Innovation and Stimulation of Drug Discovery (CISTIM) and the Centre for Drug Design and Discovery (CD3). In addition, the preclinical activities of our COVID-19 program are funded through a grant from the National Institutes of Health (NIH) and the National Institute of Allergy and Infectious Disease (NIAID)'s Antiviral Drug Discovery (AViDD) Centers for Pathogens of Pandemic Concern program through the Metropolitan AntiViral Drug Accelerator (MAVDA) consortium. Our lead candidate, ALG‑097558, is at least 6-fold more potent than nirmatrelvir and PBI-0451 in cell-based assays against a panel of SARS-CoV-2 variants (including Omicron), demonstrates broad pan-coronavirus activity, and based on preclinical studies, is not projected to require ritonavir boosting. Evaluation of ALG‑097558 in the hamster SARS-CoV-2 infection model has shown that, when dosed prior to infection or up to 24 hours post-infection, the compound caused a significant reduction in the levels of infectious virus in the lungs. ALG‑097558 also appeared to better maintain its antiviral activity against certain resistant mutants compared to other 3CL PIs in development based on publicly available data. We are currently completing first-in-human enabling nonclinical studies for ALG‑097558 and anticipate a Phase 1 CTA filing and initiation of dosing in HVs in the second quarter of 2023.

Our third area of focus seeks to enhance the rate of functional cure for CHB, which often results in life-threatening conditions such as cirrhosis, and the most common form of liver cancer, hepatocellular carcinoma (HCC). The most widely used treatment for CHB, nucleos(t)ide analogs (NAs), suppress viral replication, but only achieve low rates of functional cure and often require long-term administration. To address this, we have developed a portfolio of differentiated drug candidates for CHB, including a small molecule Capsid Assembly Modulator that results in the production of empty viral capsids (CAM-E), and a small interfering ribonucleic acid (siRNA), which is designed to suppress production of hepatitis B virus (HBV) surface antigen (HBsAg). Each of these drugs is designed against clinically validated targets in the HBV life cycle and is currently being evaluated in clinical trials.

The initial Phase 1a study in HVs for our CAM-E, ALG‑000184, has been completed as has a Phase 1b dose ranging study evaluating the safety, pharmacokinetics and antiviral activity of 10-300 mg doses of ALG‑000184 for 28 days among untreated HBV E-antigen (HBeAg) positive/negative CHB subjects. ALG‑000184 was found in these portions of the study to be well tolerated with a favorable PK profile and demonstrated potentially best-in-class HBV DNA and RNA reductions as well as HBsAg reductions in a subset of HBeAg positive subjects receiving 300 mg ALG‑000184 (Hou et. al, AASLD 2022). Based on the favorable profile after dosing ≤300 mg ALG‑000184 x 28 days, additional Phase 1b cohorts are currently being evaluated for the risk-benefit profile of 100-300 mg doses of ALG‑000184 with or without background entecavir (ETV) therapy for ≤48 weeks in HBeAg positive or negative CHB patients. Preliminary data presented for these cohorts (Hou et. al, APASL 2023) indicate that ALG‑000184 dosed for up to 12 weeks is well tolerated with a favorable PK profile and potentially best-in-class antiviral activity. Specifically, antiviral activity data through Week 10 were summarized in cohorts of HBeAg positive subjects with normal baseline ALT (100 mg (Part 4 Cohort 1) and HBeAg positive subjects with normal/elevated baseline ALT (300 mg (Part 4 Cohort 2)). In Part 4 Cohorts 1 and 2, respectively, we observed greater mean DNA (4.9, 5.2 log10 IU/mL) and RNA (2.7, 3.3 log10 copies/mL) reductions vs. ETV alone (3.7 log10 IU/mL reduction, 0.1 log10 copies/mL increase, respectively). Similarly, among subjects with available data at Week 10, HBsAg levels declined in cohorts 1 and 2 to a maximum of 0.3 log10 IU/mL and 0.7 log10 IU/mL compared to no meaningful change in subjects dosed with ETV alone. Dosing in these and at least one additional cohort will continue throughout 2023 and interim safety, PK, and antiviral activity data will be presented at scientific conferences throughout the year.

With respect to our siRNA drug candidate, ALG‑125755, a Phase 1 study is ongoing in New Zealand and in several countries in Eastern Europe. Part 1 of this study evaluated single doses in doses ranging from 20 mg to 200 mg in HVs and found that these doses were well tolerated with a favorable PK profile (Gane et al., APASL 2023). Part 2 of the study, which is an SAD in virologically suppressed HBeAg negative CHB subjects, is ongoing. To date, a 50 mg dose of ALG‑125755 has been evaluated in Part 2 and found to be well tolerated with an acceptable PK profile. We plan to share preliminary data from this study at scientific conferences throughout 2023.

We are also exploring ways to boost immune responses via small molecule inhibitors of the programmed death 1 (ligand) PD-1/PD-L1 interaction. We have rationally designed these T cell activating drugs to localize in the liver and thereby potentially mitigate systemic toxicity in an effort to develop better tolerated PD-1/PD-L1 inhibitors for CHB patients. Lead molecules developed to date show similar in vivo efficacy to approved PD-1/PD-L1 antibodies and greater target occupancy at a lower dose in a liver metastatic tumor model compared to a subcutaneous tumor model. We believe that combination regimens utilizing our broad portfolio of CHB drug candidates, with or without other mechanisms of action, may lead to higher rates of functional cure.

In July 2021, we completed a follow-on offering and issued 4,400,000 shares of our common stock at a price to the public of $19.00 per share for net proceeds of $77.7 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

We have incurred net losses and negative cash flows from operations in each year since our formation in February 2018. Our net losses were $96.0 million and $128.3 million for the years ended December 31, 2022 and 2021, respectively. We have had no revenue from product sales. As of December 31, 2022, we had an accumulated deficit of $399.1 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. Our net operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of our clinical trials and nonclinical studies and our other research and development expenses. We have no internal manufacturing capabilities or sales force and outsource a substantial portion of our clinical trial work to third parties.

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

We track direct external research and development expenses on a program-specific basis (chronic hepatitis B, coronaviruses, steatohepatitis and early-stage programs). The following table summarizes these research and development costs, in thousands:

	Year Ended December 31,
	2022	2021
Direct research and development expenses by development program:
Non-alcoholic Steatohepatitis program	$3,489	$3,937
Coronaviruses program	5,651	2,118
Chronic Hepatitis B program	20,681	45,763
Other early-stage programs	11,324	10,911
Total direct research and development expenses	$41,145	$62,729
Total indirect research and development expenses	43,931	41,425
Total research and development expense	$85,077	$104,153

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

Interest and other (expense) income, net

Interest and other (expense) income, net comprises interest (expense) income, net and other income (expense), net. Interest income (expense), net primarily consists of interest earned on our cash, cash equivalents, and investments. Other (expense) income, net consists primarily of foreign currency exchange gains and losses.

Provision for income taxes

Since our inception in 2018, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2022, we had federal net operating loss (NOL) carryforwards of $272.4 million available to reduce taxable income and these NOLs can be carried forward indefinitely. We have state NOL carryforwards of $352.7 million as of December 31, 2022, available to reduce future state taxable income, which expire at various dates beginning in 2038. As of December 31, 2022, the Company had $3.2 million of Australia NOL carryforwards, which carryforward indefinitely. As of December 31, 2022, we also had federal and state research and development tax credit carryforwards of $7.9 million and $3.9 million, respectively. The federal research and development tax credit carryforwards begin to expire in 2038, while the state research and development tax credit carryforwards can be carried forward indefinitely. Under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We performed a Code Section 382 analysis in 2021 and determined there was an ownership change that resulted in Section 382 limitations. The ownership change limited our ability to utilize NOLs against future taxable income but will not result in the expiration of any NOLs. We may in the future experience ownership changes as a result of changes in our stock ownership (some of which are not in our control). In addition, under current tax law, federal NOL carryforwards generated in periods after December 31, 2017, may be carried forward indefinitely but, in taxable years beginning after December 31, 2020, may only be used to offset 80% of our taxable income. For these reasons, our ability to utilize our NOL carryforwards and other tax attributes to reduce future tax liabilities may be limited.

Results of operations

Comparison of the years ended December 31, 2022 and 2021

The following table summarizes our operating expenses for the years ended December 31, 2022 and 2021:

Consolidated Statements of Operations Data:	2022	2021	Change
(in thousands)			$	%
Revenue from collaborations	$13,907	$4,359	$9,548	219%
Operating expenses:
Research and development	85,077	104,153	(19,076)	(18)%
General and administrative	26,410	28,527	(2,117)	(7)%
Total operating expenses	111,487	132,680	(21,193)	(16)%
Loss from operations	(97,580)	(128,321)	30,741	(24)%
Interest and other income, net
Interest income, net	1,521	242	1,279	527%
Other income (loss), net	119	(110)	229	(208)%
Total interest and other income, net	1,640	132	1,508	1,142%
Loss before provision for income taxes	(95,940)	(128,189)	32,249	(25)%
Income tax expense	(106)	(143)	37	(26)%
Net loss	$(96,046)	$(128,332)	$32,286	(25)%

Research and development expenses

Research and development expenses were $85.1 million for the year ended December 31, 2022, compared to $104.2 million for the year ended December 31, 2021, a decrease of $19.1 million. This is due to a decrease of $21.6 million of third-party expenses due to our reduced costs related to our discontinuation of our STOPS and ASO programs, and the manufacturing of drug supply in advance of our clinical trial activity for our CAM-E and siRNA programs, a decrease of $0.7 million in depreciation, and a decrease of $0.4 million in recruiting expenses. This was partially offset by an increase of $2.1 million in additional employee-related costs, of which $0.3 million related to stock-based compensation, an increase of $0.4 million in travel & entertainment expenses, and an increase of $1.1 million in facility expenses.

General and administrative expenses

General and administrative expenses were $26.4 million for the year ended December 31, 2022, compared to $28.5 million for the year ended December 31, 2021, a decrease of $2.1 million. This is due to a decrease of $2.1 million of third-party expenses primarily due to lower legal and patent attorney costs, a decrease of $0.5 million in consulting and recruiting costs, and a decrease of $0.7 million in facility expenses. The decrease was partially offset by an increase of $1.2 million of additional employee-related costs, of which $0.7 million related to stock-based compensation.

Interest income, net

Interest income, net increased to $1.5 million for the year ended December 31, 2022 from $0.2 million for the year ended December 31, 2021, an increase of approximately $1.3 million, primarily due to the change in our portfolio of cash equivalents, short-term and long-term investments as well as a general increase in market interest rates during the year ended December 31, 2022.

Other income (loss), net

Other income (loss), net was an income of $0.1 million for the year ended December 31, 2022 compared to a loss of $0.1 million for the year ended December 31, 2021, a difference of $0.2 million. The difference was due primarily to foreign currency exchange losses versus the U.S. dollar.

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

As of December 31, 2022, we had cash, cash equivalents and investments of $125.8 million.

Capital resources

Our primary use of cash is to fund operating expenses, which consist primarily of research and development costs related to our drug candidates and our discovery programs, and to a lesser extent, general and administrative expenditures. We expect our expenses to increase substantially in connection with our ongoing clinical development activities related to our NASH drug candidate ALG-055009, which we have initiated clinical trials, as well as our research and development of our other drug candidates within our coronavirus and CHB programs.

In addition, we continue to incur additional costs associated with operating as a public company following our IPO in October 2020. We expect that our expenses will increase substantially to the extent we:

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
•
build out or expand existing facilities to support our ongoing development activity; and
•
add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and any additional requirement of being a public company.

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

Developing pharmaceutical products, including conducting nonclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval for any drug candidates or generate revenue from the sale of any drug candidate for which we may obtain marketing approval. In addition, our drug candidates, if approved, may not achieve commercial success. Our commercial product revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for many years, if ever. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

(in thousands)	2022	2021
Net cash (used in) operating activities	$(79,389)	$(115,662)
Net cash provided by (used in) investing activities	(26,293)	3,022
Net cash provided by financing activities	164	78,677
Net decrease in cash, cash equivalents, and restricted cash	$(105,518)	$(33,963)

Operating activities

During Fiscal 2022, operating activities used $79.4 million of cash, primarily resulting from our net loss of $96.0 million and cash used as a result of changes in our operating assets and liabilities of $1.6 million, partially offset by non-cash charges of $18.2 million. Net cash used as a result of changes in our operating assets and liabilities of $1.6 million consisted of a decrease in accrued liabilities of $9.1 million, an increase of $0.3 million in right of use assets, a decrease of $1.8 million in operating lease liabilities, and a decrease of $0.1 million in other liabilities, partially offset by a decrease in other current assets of $5.6 million, an increase of $1.6 million in accounts payable, and an increase of $2.5 million in deferred revenue from collaborations.

The decrease in other assets resulted from reduced costs due to the discontinuation of our STOPS and ASO programs including deposits for manufacturing slot reservation fees. The increase in deferred revenue from collaborations was a result of our collaboration agreements (refer to Note 10 License and collaboration agreements, for details), partially offset by the recognition of revenue from collaborations due to progress towards the completion of the projects. Operating lease liabilities decreased due to contractual lease payments, and the decrease in accrued liabilities was due primarily due to a slowdown in manufacturing activities for various drug compounds that are expected to be consumed in future clinical trials.

During Fiscal 2021, operating activities used $115.7 million of cash, primarily resulting from our net loss of $128.3 million and cash used as a result of changes in our operating assets and liabilities of $4.7 million, partially offset by non-cash charges of $17.3 million. Net cash used as a result of changes in our operating assets and liabilities of $4.7 million consisted of an increase of an increase in other assets of $8.1 million, a decrease of $4.4 million in deferred revenue from collaborations, a decrease of $1.4 million in operating lease liabilities, a decrease of $0.3 million in accounts payable and a decrease of $0.2 million in other liabilities, partially offset by an increase in accrued liabilities of $9.7 million.

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

Investing activities

During Fiscal 2022, investing activities used $26.3 million of cash, consisting primarily of $104.3 million of investment purchases, and $0.9 million of purchases of property and equipment, partially offset by $78.9 million of investment maturities.

During Fiscal 2021, investing activities provided $3.0 million of cash, consisting primarily of $23.0 million of investment maturities, offset by $19.1 million of investment purchases and $0.9 million of purchases of property and equipment.

Financing activities

During Fiscal 2022, net cash provided by financing activities was $0.2 million, consisting primarily of $0.2 million from the issuance of common stock from the exercise of employee stock options and the issuance of shares through our employee stock purchase plan, partially offset by payments of our finance leases.

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

Contractual obligations and commitments

Our principal commitments consist of obligations under our operating leases for office space in South San Francisco, California, and Belgium, and finance lease commitments representing obligations related to vehicle leases for employees and a lease for lab equipment. All of our finance leases are for assets in Belgium. We do not have any material purchase commitments for contracts with fixed or minimum service requirements. We also enter into contracts in the normal course of business with various vendors that generally provide for contract termination following a certain notice period. The Company enters into contracts in the normal course of business that includes arrangements with clinical research organizations, vendors for preclinical research and vendors for manufacturing. These agreements generally allow for cancellation with notice. As of December 31, 2022, the Company had no material non-cancellable purchase commitments.

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

Stock-based compensation

We measure stock options and other stock-based awards granted to employees, directors and other service providers based on their fair value on the date of grant and recognize compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. We recognize the impact of forfeitures on stock-based compensation expense as forfeitures occur. We apply the straight-line method of expense recognition to all awards with only service-based vesting conditions. During the year ended December 31, 2022 and 2021, we did not grant any stock-based awards with performance-based vesting conditions. We recognize compensation expense related to such awards when it is determined that satisfying the performance conditions is probable using the accelerated attribution method over the requisite service period.

We estimate the fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model, which requires the use of highly subjective assumptions including:

•
Expected term - We have opted to use the “simplified method” for estimating the expected term of plain-vanilla options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years). We estimated the expected term of performance-based vesting options based on the expected life of the options to remain outstanding, which is estimated to be materially consistent with time-vesting options.
•
Risk-free interest rate - The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of our stock options.
•
Expected dividend - We have not issued any dividends and do not anticipate to issue dividends on our common stock. As a result, we have estimated the dividend yield to be zero.
•
Expected volatility - Due to our limited operating history and a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards.

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

We will remain an EGC until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash, cash equivalents and investments of $125.8 million as of December 31, 2022, consist of bank deposits, money market funds, certificates of deposit and US Treasury available-for-sale securities. We are exposed to market risk related to changes in interest rates applicable to our investment portfolio of cash equivalents and short-term and long-term investments. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Should U.S. interest rates decline, interest income would be reduced in future periods for short- and long-term investments which mature and the proceeds of which are reinvested in similar instruments at lower interest rates. Additionally, the fair value of our short-term and long-term investments is subject to change as a result of potential changes in market interest rates, including changes resulting from the impact of the COVID-19 pandemic. As of December 31, 2022, we estimate that a hypothetical 100 basis point adverse movement would not result in a material impact on our financial position or results of operations or cash flows.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aligos Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aligos Therapeutics, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

San Mateo, California

March 9, 2023

Consolidated balance sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$81,347	$186,816
Restricted cash	115	164
Short-term investments	44,480	3,918
Other current assets	7,603	13,526
Total current assets	133,545	204,424
Operating lease right-of-use assets	7,698	8,789
Property and equipment, net	4,816	6,180
Long-term investments	—	15,110
Other assets	634	866
Total assets	$146,693	$235,369
LIABILITIES, PREFERRED STOCK,
AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,737	$3,015
Accrued liabilities	16,039	25,394
Operating lease liabilities, current	3,035	2,769
Finance lease liabilities, current	108	138
Deferred Revenue from customers, current	467	—
Deferred Revenue from collaborations, current	8,743	7,641
Total current liabilities	33,129	38,957
Operating lease liabilities, net of current portion	9,201	11,287
Finance lease liabilities, net of current portion	230	261
Long term liabilities	—	133
Deferred revenue from customers	233	—
Total liabilities	$42,793	$50,638
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2022 and 2021, respectively; no shares issued and outstanding as of December 31, 2022 and 2021, respectively.	—	—
Common stock, $0.0001 par value; 320,000,000 shares authorized as of December 31, 2022 and 2021, respectively; 42,922,980 and 42,690,229 shares issued and outstanding as of December 31, 2022 and 2021, respectively	4	4
Additional paid-in capital	502,613	487,347
Accumulated deficit	(399,118)	(303,072)
Accumulated other comprehensive income	401	452
Total stockholders’ equity	103,900	184,731
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$146,693	$235,369

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated statements of operations and comprehensive loss

(In thousands, except share and per share data)

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Revenue from collaborations	$13,907	$4,359
Operating expenses:
Research and development	85,077	104,153
General and administrative	26,410	28,527
Total operating expenses	111,487	132,680
Loss from operations	(97,580)	(128,321)
Interest and other income, net	1,640	132
Loss before income tax expense	(95,940)	(128,189)
Income tax expense	(106)	(143)
Net loss	(96,046)	(128,332)
Other comprehensive (loss) and income:
Gains on pension plans	6	749
Losses on available for sale investments	(57)	(109)
Comprehensive loss	$(96,097)	$(127,692)
Net loss per share, basic and diluted	$(2.25)	$(3.22)
Weighted average shares of common stock, basic and diluted	42,695,227	39,855,403

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated statements of changes in stockholders’ equity

(In thousands, except share and per share data)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance as of December 31, 2020	38,120,606	$4	$394,963	$(174,740)	$(188)	$220,039
Issuance of common stock upon exercise of stock options	124,013	—	394	—	—	394
Issuance of common stock under employee stock purchase plan	45,610	—	653	—	—	653
Issuance of common stock in connection with follow-on offering, net of offering costs	4,400,000	—	78,584	—	—	78,584
Costs related to the follow-on offering	—	—	(875)	—	—	(875)
Stock-based compensation related to employee stock awards	—	—	12,541	—	—	12,541
Stock-based compensation expense related to employee stock purchases	—	—	795	—	—	795
Vesting of early exercised common stock	—	—	292	—	—	292
Other comprehensive income	—	—	—	—	640	640
Net loss	—	—	—	(128,332)	—	(128,332)
Balance as of December 31, 2021	42,690,229	$4	$487,347	$(303,072)	$452	$184,731

Issuance of common stock upon exercise of stock options	12,896	0	20	—	—	20
Issuance of common stock under employee stock purchase plan	219,855	0	205	—	—	205
Issuance of common stock in connection with follow-on offering, net of offering costs	—	—	—	—	—	—
Costs related to the follow-on offering	—	—	—	—	—	—
Stock-based compensation expense related to employee stock awards	—	—	13,540	—	—	13,540
Stock-based compensation expense related to employee stock purchases	—	—	1,292	—	—	1,292
Vesting of early exercised common stock	—	—	209	—	—	209
Other comprehensive loss	—	—	—	—	(51)	(51)
Net loss	—	—	—	(96,046)	—	(96,046)
Balance as of December 31, 2022	42,922,980	$4	$502,613	$(399,118)	$401	$103,900

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated statements of cash flows

(In thousands)

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(96,046)	$(128,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on short term investments	(159)	86
Amortization of right of use assets	1,369	759
Depreciation expense	2,306	3,019
Stock-based compensation	14,693	13,457
Changes in operating assets and liabilities:
Other assets	5,594	(8,072)
Accounts payable	1,722	(313)
Accrued liabilities	(9,140)	9,742
Operating lease liabilities	(1,819)	(1,404)
Other liabilities	(133)	(245)
Deferred revenue from collaborations	2,502	(4,359)
ROU asset	(278)	—
Net cash and cash equivalents used in operating activities	$(79,389)	$(115,662)
Cash flows from investing activities:
Purchases of short-term investments	(104,265)	(2,696)
Purchases of long-term investments	—	(16,390)
Maturities of short-term investments	78,915	23,000
Purchases of property and equipment	(943)	(892)
Net cash and cash equivalents provided by (used in) investing activities	$(26,293)	$3,022
Cash flows from financing activities:
Payments on finance lease	(61)	(79)
Payments of deferred offering costs	—	(875)
Proceeds from issuance of common stock in connection with Follow-on Offering, net of costs	—	78,584
Proceeds from ESPP purchase	205	—
Proceeds from the issuance of common stock under employee stock plans	20	1,047
Net cash and cash equivalents provided by financing activities	$164	$78,677
Net decrease in cash, cash equivalents, and restricted cash	$(105,518)	$(33,963)
Cash, cash equivalents, and restricted cash, beginning of period	186,980	220,943
Cash, cash equivalents, and restricted cash, end of period	$81,462	$186,980

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated statements of cash flows (Continued)

(In thousands)

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Reconciliation to amounts on the consolidated balance sheet:
Cash and cash equivalents	$81,347	$186,816
Restricted cash	115	164
Total cash, cash equivalents, and restricted cash	$81,462	$186,980
Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—
Supplemental disclosures of noncash financing and investing activities:
Mark to market adjustments for available-for-sale investments	$(57)	$(109)
Equipment acquired through finance lease	$—	$284
Receivable due from arrangement	$700	$—
Vesting of early exercised options	$209	$292
Acquisition of right-of-use asset through operating lease obligation	$—	$2,647
PP&E purchase still in accounts payable	$—	$15
Change in pension obligation	$6	$749

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

Aligos is a clinical-stage biopharmaceutical company developing novel therapeutics to address unmet medical needs in liver diseases and viral infections, including therapeutics for nonalcoholic steatohepatitis (NASH), coronaviruses, and chronic hepatitis B.

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

Liquidity

The Company has incurred losses and negative cash flows from operations since its inception. As of December 31, 2022 and 2021, the Company had an accumulated deficit of approximately $399.1 million and $303.1 million, respectively. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of expanded research and development activities.

As of December 31, 2022, the Company has cash, cash equivalent and investments of approximately $125.8 million, which is available to fund future operations. The Company expects to continue to spend substantial amounts to continue the nonclinical and clinical development of its current and future programs. If the Company is able to gain marketing approval for drug candidates that are being developed, it will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of the Company’s planned and anticipated clinical trials is highly uncertain, the Company cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate the Company may develop.

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

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (ASC), and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (the FASB).

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

Foreign currency

The Company’s foreign subsidiaries use the U.S. dollar as their functional currency, and they initially measure the foreign currency denominated assets and liabilities at the transaction date. Monetary assets and liabilities are then re-measured at exchange rates in effect at the end of each period, and non-monetary assets and liabilities are converted at historical rates. A re-measurement loss was recognized during the year ended December 31, 2022 of $42,000, and a re-measurement loss was recognized during the year ended December 31, 2021 of $6,000, and are reflected within interest and other income (expense), net on the consolidated statements of operations and comprehensive loss.

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

The Company has $4.1 million and $0.7 million of fixed assets in Aligos-US and Aligos-Belgium, respectively, as of December 31, 2022 and $5.0 million and $1.2 million of fixed assets in Aligos-US and Aligos‑Belgium, respectively as of December 31, 2021.

Cash equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents.

Restricted cash

As of December 31, 2022 and 2021, the restricted cash balance was $0.1 million and $0.2 million, respectively, and was used primarily to secure letters of credit in relation to the Company’s operating leases and deposits on rental assets (Note 6), as well as employee withholdings for the employee stock purchase plan.

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

For both held-to-maturity and available-for-sale investments, the Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. If the Company believes an impairment of a security position is other than temporary, based on available quantitative and qualitative information as of the report date, the loss will be recognized as other income (expense), net, in the Company’s consolidated statements of operations and a new cost basis in the investment is established. No impairment charges were recorded during the years ended December 31, 2022 and 2021.

As of December 31, 2022 and 2021, investments consisted of Certificates of Deposit and U.S. Treasury securities, with original maturities of up to 1.50 years.

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

Impairment of long-lived assets

The Company regularly reviews the carrying amount of its property, equipment and intangible assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. No impairment charges were recorded during the years ended December 31, 2022 or 2021.

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

During the year ended December 31, 2022, the Company did not make any milestone payments. No royalties were due; therefore, the Company did not pay or expense any royalties. During the year ended December 31, 2021, a development milestone was met and so the Company made a payment of $0.5 million. The milestone payments were included in research and development in the consolidated statement of operations. The upfront payment received during the year ended December 31, 2021 was recorded on the consolidated balance sheet as deferred revenue from collaborations.

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

See Note 8 for the assumptions used by the Company in determining the grant date fair value of stock-based awards granted, as well as a summary of the stock-based award activity under the Company’s stock-based compensation plan for years ended December 31, 2022 and 2021.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). The guidance removes specific exceptions to the general principles in ASC 740, improves application of income tax-related guidance and reduces complexity related to the accounting for income taxes. The standard is effective for fiscal years beginning after December 15, 2021, and interim periods with fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company has evaluated the impact of this standard and there is not a material impact on its consolidated financial statements.

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

3. Property and equipment

The components of property and equipment were as follows as of December 31, 2022 and 2021:

(in thousands)	2022	2021
Leasehold improvements	$6,087	$5,940
Lab equipment	6,179	5,709
Computer equipment	1,052	994
Furniture and office equipment	739	472
Vehicles	305	305
Asset under construction	22	22
Total, at cost	14,384	13,442
Accumulated depreciation	(9,568)	(7,262)
Total, net	$4,816	$6,180

During the years ended December 31, 2022 and December 31, 2021, depreciation expense was $2.3 million and $3.0 million, respectively. Finance leases for vehicles and lab equipment are also included in property and equipment on the consolidated balance sheets (Note 6).

4. Investments

As of December 31, 2022 and 2021, amortized cost, gross unrealized gains and losses, and estimated fair values of total fixed-maturity securities were as follows:

	December 31, 2022
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. Treasury bonds	$44,576	$-	$(96)	$44,480
Certificates of deposit	-	-	-	-
	$44,576	$-	$(96)	$44,480

	December 31, 2021
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(in thousands)	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. Treasury bonds	$15,146	$-	$(36)	$15,110
Certificates of deposit	3,922	-	(4)	3,918
	$19,068	$-	$(40)	$19,028

Changes in fair value are related to changes in market interest rates. The Company expects to collect all contractual principal and interest payments.

Amortized cost and estimated fair value of fixed-maturity securities at December 31, 2022 by contractual maturity were as follows:

	2022
(in thousands)	Amortized Cost	Estimated Fair Value
Amounts maturing in:
One year or less	$44,576	$44,480
More than one year	—	—
Total investments	$44,576	$44,480

The Company recorded interest income of $1.5 million and $0.2 million, respectively, during the years ended December 31, 2022, and 2021, as a component of interest and other income, net on the Company’s consolidated statement of operations and comprehensive loss.

5. Accrued liabilities

Accrued liabilities consisted of the following as of December 31:

(in thousands)	2022	2021
Accrued compensation	$6,297	$6,329
Accrued payables	8,203	17,554
Liability for early exercised stock options	66	276
Other	1,473	1,235
Total	$16,039	$25,394

6. Leases

The Company has operating and finance leases for corporate offices, research and development facilities, and certain vehicles and lab equipment. These leases have remaining lease terms of four to six years, some of which include options to extend the leases for five to eight years. The Company has determined that it is not reasonably certain to exercise the options under any leases. The lease of research and development facilities includes costs for utilities and common area maintenance which have been included in the calculation of lease payments. Differences between lease payments as measured at lease inception and variations in monthly payments will be recognized as operating expenses in the period in which the obligation is incurred. The Company entered into a 5-year lease in the fourth quarter of 2021. The lease is for approximately 12,000 square feet of office space in South San Francisco, with a renewal option for an additional 5-years, which we are not certain to renew at this time. The rental payments under the lease agreement are approximately $2.7 million over the lease term.

Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the Company recognizes lease expense for these leases on a straight-line basis over the lease terms. Leases with terms greater than 12 months are included in operating lease ROU assets and operating lease liabilities in the Company’s consolidated balance sheets as of December 31, 2022 and 2021. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Maturities of lease liabilities as of December 31, 2022, were as follows:

(in thousands)	Operating Lease	Finance Lease
Year ending December 31:
2023	$3,425	$189
2024	3,305	64
2025	3,418	63
2026	3,534	42
2027	1,170	—
Thereafter	-	—
	14,852	358
Less: imputed interest	(2,616)	(20)
Present value of lease liabilities	12,236	338
Less: current portion	(3,035)	(108)
Lease liabilities net of current portion	$9,201	$230

The components of lease expense were as follows for the years ended December 31, 2022 and 2021:

(in thousands)	2022	2021
Operating lease cost	$2,504	$1,990
Finance lease cost:
Amortization of right-of-use assets	108	107
Interest on lease liabilities	13	15
Total finance lease cost	$121	$122
Short-term lease cost	$—	$89

The Company made payments of $3.4 million and $2.8 million during the years ended December 31, 2022, and 2021, respectively, which are included as cash flow from operations on the consolidated statements of cash flows.

As of December 31, 2022 and 2021, $0.7 million and $0.6 million of finance lease ROU assets, respectively, were presented as part of property and equipment on the consolidated balance sheet with accumulated amortization of $0.3 million and $0.2 million, respectively.

Additional information related to the Company’s leases was as follows as of December 31:

	2022	2021
Operating Lease:
Weighted-average remaining lease term (years)	4.21	5.18
Weighted-average discount rate	9.04%	9.08%
Finance Lease:
Weighted-average remaining lease term (years)	3.26	3.83
Weighted-average discount rate	5.15%	4.86%

7. Capital stock

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

Preferred stock

As of December 31, 2022 and 2021, there were 10,000,000 shares of preferred stock authorized and no preferred stock issued.

8. Stock-based compensation

2018 Equity incentive plan

The Company’s 2018 Equity Incentive Plan (the 2018 Plan) allows the Company to issue restricted stock awards and restricted stock units, and to grant incentive stock options or non-qualified stock options. Incentive stock options may be granted only to the Company’s employees including officers and members of the Board who are also employees. Restricted stock awards, restricted stock units and non-qualified stock options may be granted to employees, members of the Board, outside advisors, and consultants of the Company (the Participants). The Company is authorized to issue awards for 4,913,665 shares of Common Stock under the 2018 Plan. The Company has granted awards of common stock in the form of 4,279,693 shares as of December 31, 2022 with none remaining available for future grant. Following the Company’s IPO in October 2020, all remaining shares from the 2018 Plan will be available for issuance under the 2020 Plan (as defined below).

2020 Incentive award plan

The Company adopted the 2020 Incentive Award Plan (the 2020 Plan) effective October 15, 2020. The 2020 Plan provides for a variety of stock-based compensation awards, including stock options, stock appreciation rights, or SARs, restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards, dividend equivalents, or other stock or cash based awards. The Company has granted 8,967,670 shares subject to awards as of December 31, 2022 with 562,010 remaining available for future grant.

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

2020 Employee stock purchase plan

The Company adopted the 2020 Employee Stock Purchase Plan (the 2020 ESPP) effective on October 15, 2020. The 2020 ESPP enables eligible employees of the Company to purchase shares of common stock at a discount to fair market value. The Company has initially reserved for issuance 368,901 shares of common stock pursuant to the 2020 ESPP. As of December 31, 2022, 265,465 grants of awards under this plan have been made.

During the year ended December 31, 2022 and 2021, the Company's 2020 ESPP compensation expense was $1.3 million and $0.8 million, respectively. The assumptions that the Company used to determine the grant-date fair value of shares granted to participants were as follows, disclosed on a grant date basis:

	2022	2021

Expected term (in years)	0.5 - 2.0 years	0.5 - 2.0 years
Risk-free interest rate	1.54% - 4.62%	0.03% - 0.54%
Dividend yield	—	—
Volatility	57.21% - 73.67	50.41% - 97.14%
Weighted-average estimated fair value of purchase rights	$0.28 - $2.46	$4.13 - $13.49

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

During the years ended December 31, 2022 and December 31, 2021, the Company’s stock option compensation expense was approximately $13.4 million and $12.2 million, respectively, and there was no recognized tax benefit in either year. As of December 31, 2022, the unamortized expense balance was $28.3 million, to be amortized over a weighted-average period of 2.26 years.

The assumptions that the Company used to determine the grant-date fair value of stock options granted to Participants were as follows, presented on a weighted-average basis:

	2022	2021
Expected term (in years)	5.95	5.72
Risk-free interest rate	2.20%	0.99%
Dividend yield	—	—
Volatility	80.41%	81.21%

Stock option activity during the year ended December 31, 2022 and 2021 was as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in $000)

Outstanding as of December 31, 2020	5,488,148	$11.19	9.57	$90,335

Granted	482,380	$20.31
Exercised	(123,621)	$3.16		2,338
Forfeited or expired	(154,393)	$13.66
Outstanding as of December 31, 2021	5,692,514	$12.07	8.63	$16,763

Granted	5,090,824	$2.58
Exercised	(12,896)	$1.57		19
Forfeited or expired	(930,315)	$8.72
Outstanding as of December 31, 2022	9,840,127	$7.49	8.28	$—
Options vested and expected to vest as of December 31, 2022	9,836,359	$7.49	8.28	$—
Options vested and exercisable as of December 31, 2022	3,730,149	$9.33	7.65	$—

The weighted-average grant date fair value of stock options granted was $1.80 per share during the year ended December 31, 2022. The weighted-average grant date fair value of stock options granted was $13.76 per share during the year ended December 31, 2021.

During the years ended December 31, 2022 and 2021 the Company did not issue shares for unvested stock options. As of December 31, 2022 and 2021, there were 28,711 and 163,855 shares of Common Stock, respectively, held by employees subject to repurchase at an aggregate price of $0.1 million and $0.3 million, respectively. A corresponding liability was recorded and included in accrued expenses on the consolidated balance sheet as of December 31, 2022 and 2021.

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

During the years ended December 31, 2022 and December 31, 2021, the Company recorded a total stock-based compensation expense of $0.1 million and $0.4 million, respectively, related to the restricted stock awards. As of December 31, 2022, there was no unrecognized stock-based compensation costs related to outstanding unvested restricted stock awards that are expected to vest.

The following table summarizes the Company’s restricted common stock activity for years ended December 31, 2022 and 2021:

	Number of Awards	Weighted- Average Grant Date Fair Value per Share	Aggregate Fair Value (in $000)

Issued and unvested as of December 31, 2020	408,411	$1.16	$473

Restricted stock awards granted	—		—
Restricted stock awards vested	(319,357)	$1.12	(356)
Issued and unvested as of December 31, 2021	89,054	$1.30	$117

Restricted stock awards granted	—		—
Restricted stock awards vested	(89,054)	$1.30	(117)

Issued and unvested as of December 31, 2022	0	$—	$—

Stock-based compensation expense was allocated as follows for the years ended December 31, 2022 and December 31, 2021:

(in thousands)	2022	2021
Research and development	$8,006	$7,554
General and administrative	6,687	5,903
Total	$14,693	$13,457

9. Fair value measurements

The following tables present the fair value of the Company’s financial instruments that are measured or disclosed at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$81,347	$—	$—
Certificates of deposit	-	—	—
U.S. Treasury bonds	44,480	—	—
	$125,827	$—	$—

	Fair Value Measurements as of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$186,816	$—	$—
Certificates of deposit	3,918	—	—
U.S. Treasury bonds	15,110	—	—
	$205,844	$—	$—

10. License and collaboration agreements

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

The Company has agreed to pay Emory up to an aggregate of $125.0 million upon the achievement of specified development, regulatory, and commercial milestones, and all ongoing patent costs. During the year ended December 31, 2022, the Company had $0.2 million expenses related to milestone payments. During the year ended December 31, 2021, the Company made a payment of $0.2 million in relation to milestone payments. The Company also agreed to pay Emory tiered single-digit royalties on worldwide annual net sales of licensed products, on a quarterly basis and calculated on a product-by-product basis. With respect to licensed products containing any of a specified subset of the licensed compounds, such royalties range from a mid-single digit to a high-single digit percentage rate. With respect to licensed products which do not contain such compounds, the royalties span a range of percentage rates within the mid-single digits if a Phase 1 clinical trial is initiated for the product within three years of the effective date of the Emory License Agreement, and range from a low-single digit to a mid-single digit rate if a Phase 1 clinical trial is initiated more than three years after the effective date. During the years ended December 31, 2022 and December 31, 2021, the Company made no payments associated with royalties.

Agreement with Luxna Biotech Co., Ltd. (Luxna)

On December 19, 2018, the Company entered into a license agreement with Luxna, pursuant to which Luxna granted the Company an exclusive, worldwide, sublicenseable license under certain of Luxna’s intellectual property rights to research, develop, make, have made, and commercialize for all therapeutic and prophylactic uses, (i) products containing oligonucleotides targeting the hepatitis B virus genome, (ii) products containing certain oligonucleotides targeting up to three genes which contribute to NASH, which the Company may select at any time during the first eight years of the term, to the extent not licensed to a third party, and (iii) products containing oligonucleotides targeting up to three genes which contribute to hepatocellular carcinoma, which the Company may select at any time during the first three years of the term. As consideration for this agreement, the Company paid an upfront license fee of $0.6 million.

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

The Company is obligated to make payments to Luxna, in aggregate, totaling up to but no more than $55.5 million upon the achievement of specified development, regulatory, and commercial milestones. During the year ended December 31, 2022, the Company did not make any milestone payments, and in the year ended December 31, 2021, the Company recognized $0.5 million in milestone payments. The Company is also required to pay Luxna a low-single digit royalty percentage on net sale of applicable products, if any. During the years ended December 31, 2022 and December 31, 2021, the Company made no payments associated with royalties.

Agreement with Katholieke Universiteit Leuven (KU Leuven)

On June 25, 2020, the Company entered into a Research, Licensing and Commercialization Agreement (KU Leuven Agreement) with KU Leuven, under which the Company is collaborating with KU Leuven’s Rega Institute for Medical Research, as well as its Centre for Drug Design and Discovery, to research and develop potential protease inhibitors for the treatment, diagnosis or prevention of coronaviruses, including of SARS-CoV-2. Unless terminated earlier by either party in accordance with provisions in the agreement, the collaboration period will terminate at the earlier of completion of all collaboration activities or 2.5 years. In connection with the KU Leuven Agreement, KU Leuven and the Company granted each other exclusive cross-licenses to use certain know-how and existing patents of the other party as well as certain joint know-how and joint patents to carry out research and development collaboration activities during the collaboration period. KU Leuven granted to the Company an exclusive (including as to KU Leuven), worldwide license under certain of KU Leuven’s know-how and existing patents, and certain joint patents and joint know-how, to manufacture and commercialize the licensed products for the treatment, diagnosis or detection of viral infections in humans. KU Leuven reserved the right to use all KU Leuven knowhow, existing KU Leuven patents, joint patents and joint know-how for academic and non-commercial research and teaching purposes. As consideration for this license, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to but no more than $30.0 million upon the achievement of certain commercial sales milestones. For each licensed product developed through KU Leuven and the Company’s collaborative effort, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to $32.0 million upon the achievement of certain development and regulatory milestones. The Company is also required to pay KU Leuven a low-to-mid-single digit royalty percentage, subject to certain adjustments, on net sales of applicable products, if any. Unless terminated earlier by either party, the agreement shall continue until the expiration of the last to expire royalty term, which is the later of the expiration or termination of the last valid patent claim covering the manufacture, use, sale or importation of the licensed product in a particular country or 10 years after the first commercial sale of a licensed product. During the years ended December 31, 2022 and December 31, 2021, the Company recognized no expenses related to milestone payments.

Agreements with Merck

In December 2020, the Company and Merck Sharp & Dohme Corp. (Merck), a subsidiary of Merck & Co., Inc., entered into an exclusive License and Research Collaboration Agreement (Original Agreement) under which Merck and the Company agreed to apply the Company’s oligonucleotide platform technology to discover, research, optimize and develop oligonucleotides directed against a NASH target and up to one additional liver-targeted cardiometabolic and/or fibrosis target. Under the terms of the Original Agreement, the Company received an upfront payment of $12 million from Merck. With respect to the collaboration target, the Company is eligible to receive up to $458.0 million in development and commercialization milestones as well as tiered royalties on net sales of licensed products. These potential payments consist of (i) potential development milestones (such as for the first dosing of an animal specimen in a Good Laboratory Practice toxicology study, and initiation of Phase 1, 2 and 3 clinical trials), (ii) regulatory milestones (such as for marketing authorizations for a product in certain countries) and (iii) sales-based milestones. The Company is primarily responsible for designing, preparing and evaluating the oligonucleotide molecules and delivering optimized lead molecules, and Merck is responsible for subsequent research, clinical development and commercialization efforts.

In January 2022, the Company and Merck entered into an amendment to the exclusive License and Research Collaboration Agreement (the First Amendment, together with the Original Agreement, the Expanded Arrangement). As a result of the First Amendment, our collaboration with Merck was expanded to include our grant of rights to Merck of an early-stage program with respect to a second undisclosed NASH target, on which the Company had previously been working independently. In addition, under this Expanded Arrangement, Merck has the ability to add an additional third target of interest in the cardiometabolic/fibrosis space to the collaboration. This right to add an additional third target expired in January 2023. Under the Expanded Arrangement, the Company received an upfront payment of $15 million from Merck for our grant of rights to the program directed at a second undisclosed NASH target. Moreover, the Company may receive an additional payment of $15 million from Merck if Merck elects to designate a third target for collaboration. With respect to the second target in the collaboration, the Company is eligible to receive up to approximately $460.0 million in development and commercialization milestones as well as tiered royalties on net sales. These potential payments consist of (i) potential development milestones (such as for the first dosing of an animal specimen in a Good Laboratory Practice toxicology study, and initiation of Phase 1, 2 and 3 clinical trials), (ii) regulatory milestones (such as for marketing authorizations for a product in certain countries) and (iii) sales-based milestones.

In February 2023, Merck provided to the Company written notice of termination for one of the targets in the collaboration.

The Company determined that the Original Agreement and First Amendment fall within the scope of ASC 808, Collaborative Arrangements (ASC 808), due to Merck and the Company being joint active participants, as well as both parties having significant risks and rewards. The Company analogized to ASC 606, Revenue from Contracts with Customers (ASC 606), for the accounting of payments including upfront payments and other milestones. Management of the Company determined that there was one performance obligation for each of the agreements given the deliverables are not distinct. The Company evaluated the performance obligation within each agreement and determined the performance obligations are satisfied over time as Merck jointly owns any collaboration intellectual property that is developed during the research term. Given the nature of the arrangements, the Company believes that the satisfaction of its performance obligations is best measured by the progress of its efforts. As such, the Company has used an input method based on costs incurred to recognize revenue associated with the upfront payments. This assessment is performed separately for each of the Original Agreement and the First Amendment, and the Company recognizes revenue over time based on the costs incurred. The effect of any updates to the estimated overall costs are recorded as a change in estimate. In addition, variable consideration (e.g., milestone payments) were evaluated based on the Company’s analysis that the possibility of achieving any of the milestone payments is remote, and therefore determined to be constrained and excluded from the transaction price. Similarly, the Company accounts for the future royalties under the sales-based royalty exception in ASC 606-10-55-65 through 55-65B therefore they are not considered in the transaction price and expected to be recognized when future sales occur since that is expected to occur after the performance obligation has been fully satisfied.

During the years ended December 31, 2022, and 2021, the Company recognized $13.9 million and $4.4 million in revenue from collaborative arrangements related to upfront payments. During the years ended December 31, 2022, and 2021, the Company recognized no revenue from collaborative arrangements related to milestone payments. The unrecognized portion of the upfront payments received during the years ended December 31, 2022 and 2021 is recorded on the consolidated balance sheets as “Deferred revenue from collaborations”.

Changes in deferred revenue balances arose as a result of the Company recognizing the following revenue from collaborative arrangements during the periods below (in thousands):

	Year Ended December 31,
	2022	2021

Deferred revenue from collaborations as of January 1	$7,641	$12,000
Consideration received in the year	$15,000	$—
Revenue from collaborations recognized in the year	$(13,898)	$(4,359)
Deferred revenue from collaborations as of December 31	$8,743	$7,641

11. Income taxes

The components of the current provision for income taxes were as follows for the years ended December 31, 2022 and 2021:

(in thousands)	2022	2021
Current:
State	$—	$—
Federal	—	—
Foreign	106	143
Total current provision for income taxes	$106	$143

Deferred:
State	$—	$—
Federal	—	—
Foreign	—	—
Total deferred provision for income taxes	$—	$—

The Company did not have any deferred provision for income taxes for the years ended December 31, 2022 and 2021.

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2022 and 2021:

	2022	2021
Income tax computed at federal statutory rate	21.00%	21.00%
State taxes, net of federal benefit	6.95%	6.91%
R&D credit carryovers	1.25%	0.90%
Change in valuation allowance	-26.32%	-27.42%
Stock based compensation	-1.08%	-1.19%
Permanent differences	-1.91%	-0.31%
Change in fair value of derivatives	0.00%	0.00%
Effective income tax rate	-0.11%	-0.11%

The components of the deferred tax assets and liabilities were as follows at December 31:

(in thousands)	2022	2021
Deferred tax assets:
Net operating loss carryforward	$82,775	$72,425
Operating lease liabilities	4,057	4,622
Tax credits	8,025	6,177
Other accruals and reserves	1,398	1,461
Stock-based compensation	2,055	1,216
Deferred revenue	27	2,140
Capitalized SEC 174 costs	14,138	—
Other	253	22
	112,728	88,063
Valuation allowance	(109,560)	(84,288)
Net deferred tax assets	$3,168	$3,775
Deferred tax liabilities:
Right of use assets	$(2,803)	$(3,205)
Stock-based compensation	—	—
Property and equipment	(365)	(570)
Total deferred tax liabilities	$(3,168)	$(3,775)
Total deferred income taxes	$—	$—

Management believes that, based on a number of factors, including the Company’s historical operating performance and accumulated deficit, it is more likely than not that the deferred tax assets will not be utilized, such that a full valuation allowance has been recorded against the Company’s deferred tax assets. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized on a jurisdiction by jurisdiction basis. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The valuation allowance increased by $25.3 million and $35.2 million during the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, the Company had $272.4 million of federal and $352.7 million of state net operating loss (NOL) carryforwards available to offset future taxable income. The Company’s federal NOL carryforwards can be carried forward indefinitely while state NOL carryforwards, if not utilized, will begin expiring in 2038. As of December 31, 2022, the Company had $3.2 million of Australia NOL carryforwards, which carryforward indefinitely. As of December 31, 2022, the Company had research and development credit carryforwards of $7.9 million and $3.9 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. If not utilized, the federal credit carryforwards will begin expiring in 2038. The California credit carryforwards have no expiration date. Under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period), the Company’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We performed a Code Section 382 analysis in 2021 and determined there was an ownership change that resulted in Section 382 limitations. The ownership change limited our ability to utilize NOLs against future taxable income but will not result in the expiration of any NOLs. We may in the future experience ownership changes as a result of changes in our stock ownership (some of which are not in our control). In addition, under current tax law, federal NOL carryforwards generated in periods after December 31, 2017, may be carried forward indefinitely but, in taxable years beginning after December 31, 2020, may only be used to offset 80% of our taxable income. For these reasons, our ability to utilize our NOL carryforwards and other tax attributes to reduce future tax liabilities may be limited.

The Company adopted the provisions of FASB Accounting Standards Codification (ASC) 740-10, Accounting for Uncertainty in Income Taxes, upon the date of incorporation. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. During the years ended December 31, 2022 and 2021, the Company had not recognized any tax-related penalties or interest. No liability related to uncertain tax positions is recorded on the financial statements related to uncertain tax positions.

(in thousands)	2022	2021
Balance, beginning of the period	$2,441	$1,536
Increase related to prior year positions	687	63
Increase / (decrease) related to current year positions	(28)	842
Balance, ending of the period	$3,100	$2,441

The Company does not expect that its uncertain tax positions will materially change in the next twelve months. The reversal of the uncertain tax benefits would not impact the Company's effective tax rate as the Company continues to maintain a full valuation allowance against its deferred tax assets.

The Company files income tax returns in the United States, including California, and other states, Australia, Belgium, and China. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. All income tax returns will remain open for examination by the federal, state and foreign authorities for three or four years, from the date of utilization of any NOLs or credits.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (GILTI) provisions of the Tax Cuts and Jobs Act of 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance allows companies to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which they are subject to the rules (the period cost method), or (ii) account for GILTI in the Company’s measurement of deferred taxes (the deferred method). After completing the analysis of the GILTI provisions, the Company elected to account for GILTI using the period cost method.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, NOL carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company analyzed the provisions of the CARES Act and determined there was no significant impact to its income taxes for the year ended December 31, 2022.

On June 29, 2020, the California Governor signed into law Assembly Bill 85 (A.B. 85). A.B. 85, which includes several tax measures, provides for a three-year suspension of the use of NOLs for medium and large businesses and a three-year cap on the use of business incentive tax credits to offset no more than $5 million of tax per year. Generally, A.B. 85 suspends the use of NOLs for taxable years 2020, 2021, and 2022 for taxpayers with taxable income of $1 million or more. Since the Company did not generate California source taxable income of more than $1 million in taxable years 2020, 2021 or 2022, no impact resulted.

On December 27, 2020, the Consolidated Appropriations Act, 2021 (the CAA) was signed into law. The CAA includes provisions meant to clarify and modify certain items put forth in the CARES Act, while providing aid to businesses affected by the pandemic. The CAA allows deductions for expenses paid for by the Paycheck Protection Program and Economic Injury Disaster Loan (EIDL) Program, clarifies forgiveness of EIDL advances, and includes other business provisions. The Company analyzed the provisions of the CAA and determined there was no significant impact to its 2022 tax provision.

12. Commitments and contingencies

From time to time, the Company may have certain contingent liabilities, including legal matters that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. The Company had no contingent liabilities requiring accrual as of December 31, 2022 and 2021. The Company enters into contracts in the normal course of business that includes arrangements with clinical research organizations, vendors for preclinical research and vendors for manufacturing. These agreements generally allow for cancellation with notice. As of December 31, 2022, the Company had no material non-cancellable purchase commitments.

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

On August 22, 2022, the Company filed its response to the Complaint and on August 4, 2022, filed counterclaims against Janssen alleging Janssen has engaged in unfair competition and promissory fraud.

13. Benefit plans

Defined contribution plans

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company made matching contributions of $0.9 million and $0.7 million to the plan during the years ended December 31, 2022 and 2021, respectively.

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

The net periodic benefit cost of the Pension Plan was $0.3 million and $0.2 million, and is recognized in accrued liabilities on the consolidated balance sheet as of December 31, 2022 and 2021, respectively. As of December 31, 2022, the projected benefit obligation was $1.1 million, the plan assets were $1.0 million and the net pension liability was $0.1 million. As of December 31, 2021, the projected benefit obligation was $1.0 million, the plan assets were $0.9 million, and the net pension liability was $0.1 million. The Company has recorded the unfunded amount as a liability in its consolidated balance sheet at December 31, 2022 and 2021, under the accrued liabilities caption. The unrealized actuarial gain and loss on pension benefits, net of tax, at December 31, 2022 and 2021 was $0.1 million and $0.1 million, respectively. These amounts were reflected in other comprehensive loss under the caption gain (loss) on pension plans. The Company expects to make contributions to the Pension Plan of approximately $0.2 million during 2023. The Company estimates future benefit payments from 2024 to 2027 to be $0.3 million, and from 2028 thereafter to be $0.9 million.

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

The net periodic benefit cost of the Top Hat Plan was $0.2 million and $0.4 million, and is recognized in accrued liabilities on the consolidated balance sheet as of December 31, 2022 and 2021, respectively. As of December 31, 2022, the projected benefit obligation was $1.7 million, the plan assets were $1.5 million and the net pension liability was $0.2 million. As of December 31, 2021, the projected benefit obligation was $1.7 million, the plan assets were $1.2 million, and the net pension liability was $0.5 million. The Company has recorded the unfunded amount as a liability in its consolidated balance sheet at December 31, 2022 and 2021, under the accrued liabilities caption. The unrealized actuarial gain and loss on pension benefits, net of tax, at December 31, 2022 and 2021 was $0.1 million and $0.5 million, respectively. These amounts were reflected in other comprehensive loss under the caption gain (loss) on pension plans. The Company expects to make contributions to the Pension Plan of approximately $0.2 million during 2023. The Company estimates future benefit payments from 2024 to 2027 to be $0.2 million, and from 2028 thereafter to be $0.6 million.

14. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company:

	Year Ended December 31,
	2022	2021
Net loss	$(96,046)	$(128,332)
Weighted average common stock outstanding, basic and diluted	42,695,227	39,855,403
Net loss per share – basic and diluted	$(2.25)	$(3.22)

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

	Year Ended December 31,
	2022	2021
Options to purchase common stock	9,840,127	5,692,514
Unvested restricted stock	—	89,054
	9,840,127	5,781,568

15. Subsequent events

Strategic reprioritization of NASH and COVID-19 programs and overall workforce reduction

On February 8, 2023, the Company announced a portfolio reprioritization to prioritize its clinical NASH (ALG-055009) and COVID-19 (ALG-097558) programs as well as maintaining its ongoing NASH oligonucleotide research collaboration with Merck. This was accompanied by a workforce reduction of approximately 10%. The Company expects to record a one‑time charge of approximately $1.0 million related to the reprioritization in the first quarter of 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10‑K. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The remaining information required by this item, including information about our Directors, Executive Officers and Audit Committee, is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

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

Item 16. Form 10-K Summary.

None.

Exhibit Index

		Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	8-K	10/20/2020	3.1
3.2	Amended and Restated Bylaws.	8-K	10/20/2020	3.2
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Common Stock Certificate.	S-1/A	10/9/2020	4.2
4.3	Description of Securities.	10-K	3/23/2021	4.3
10.1(a)†	Aligos Therapeutics/Emory University License Agreement by and between Aligos Therapeutics, Inc. and Emory University, dated June 26, 2018.	S-1	9/25/2020	10.1(a)
10.1(b)†	First Amendment to License Agreement by and between Aligos Therapeutics, Inc. and Emory University, dated June 18, 2020.	S-1	9/25/2020	10.1(b)
10.2(a)†	License Agreement by and between Aligos Therapeutics, Inc. and Luxna Biotech Co., Ltd., dated December 19, 2018.	S-1	9/25/2020	10.2(a)
10.2(b)†	Amendment to License Agreement by and between Aligos Therapeutics, Inc. and Luxna Biotech Co., Ltd., dated April 8, 2020.	S-1	9/25/2020	10.2(b)
10.3	Lease between Aligos Therapeutics, Inc. and Britannia Biotech Gateway Limited Partnership, dated June 21, 2018.	S-1	9/25/2020	10.3
10.4	Amended and Restated Investors’ Rights Agreement dated October 9, 2020.	S-1/A	10/9/2020	10.4
10.5(a)#	2018 Equity Incentive Plan, as amended.	S-1	9/25/2020	10.5(a)
10.5(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under 2018 Equity Incentive Plan, as amended.	S-1	9/25/2020	10.5(b)
10.5(c)#	Form of Early Exercise Stock Option Grant Notice and Stock Option Agreement under 2018 Equity Incentive Plan, as amended.	S-1	9/25/2020	10.5(c)
10.5(d)#	Form of International Stock Option Grant Notice and Stock Option Agreement under 2018 Equity Incentive Plan, as amended.	S-1	9/25/2020	10.5(d)
10.6(a)#	2020 Incentive Award Plan.	S-1/A	10/9/2020	10.6(a)
10.6(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2020 Incentive Award Plan.	S-1/A	10/9/2020	10.6(b)
10.6(c)#	Form of Restricted Stock Award Agreement under the 2020 Incentive Award Plan.	S-1/A	10/9/2020	10.6(c)
10.6(d)#	Form of Restricted Stock Unit Award Grant Notice under the 2020 Incentive Award Plan.	S-1/A	10/9/2020	10.6(d)
10.7#	2020 Employee Stock Purchase Plan.	S-1/A	10/9/2020	10.7
10.8#	Confirmatory Employment Letter by and between Aligos Therapeutics, Inc. and Lucinda Quan, J.D., dated May 14, 2019.	S-1/A	10/9/2020	10.10
10.9#	Non-Employee Director Compensation Program.	S-1/A	10/9/2020	10.11
10.10	Form of Indemnification Agreement for directors and officers.	S-1/A	10/9/2020	10.12
10.11#	Amended and Restated Employment Agreement, effective as of February 10, 2021, by and between the Company and Leonid Beigelman.	10-Q	5/10/2021	10.1

10.12#	Amended and Restated Employment Agreement, effective as of February 10, 2021, by and between the Company and Lawrence M. Blatt.	10-Q	5/10/2021	10.2
10.13#	Employment Agreement by and between Aligos Therapeutics, Inc. and Julian Symons, D.Phil., effective as of May 14, 2019.	10-Q	5/10/2021	10.3
10.14#	Form of Change in Control and Severance Agreement.	10-Q	5/10/2021	10.4
10.16	Lease Agreement between 601 & 651 GATEWAY CENTER LP and ALIGOS THERAPEUTICS, INC., dated December 9, 2021	10-K	3/10/2022	10.16
21.1	Subsidiaries of Registrant.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included on signature page to this Form 10-K).				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 has been formatted in Inline XBRL				X

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

Aligos Therapeutics, Inc.

Date: March 9, 2023	By:	/s/ Lawrence M. Blatt
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

Name	Title	Date

/s/ Lawrence M. Blatt	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2023
Lawrence M. Blatt, Ph.D.

/s/ Lesley Ann Calhoun	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2023
Lesley Ann Calhoun

/s/ Leonid Beigelman	President and Director	March 9, 2023
Leonid Beigelman, Ph.D.

/s/ K. Peter Hirth	Director	March 9, 2023
K. Peter Hirth, Ph.D.

/s/ Jack B. Nielsen	Director	March 9, 2023
Jack B. Nielsen

/s/ Carole Nuechterlein	Director	March 9, 2023
Carole Nuechterlein

/s/ Thomas Woiwode	Director	March 9, 2023
Thomas Woiwode, Ph.D.

/s/ James Scopa	Director	March 9, 2023
James Scopa

/s/ Bridget Martell	Director	March 9, 2023
Bridget Martell, M.D.