Form 10-Q
period 2023-03-31
Aligos Therapeutics, Inc.
filed 2023-05-04
CIK 1799448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, the registrant had 42,940,089 shares of common stock, $0.0001 par value per share, outstanding, comprised of 39,847,751 shares of voting common stock, $0.0001 par value per share and 3,092,338 shares of non-voting common stock, $0.0001 par value per share.

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

In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
the scope, progress, results and costs of developing our drug candidates or any other future drug candidates, and conducting nonclinical studies and clinical trials, including our ALG-055009, ALG‑000184, and ALG‑125755 clinical trials;
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
•
our expectations regarding the potential market size and size of the potential patient populations for ALG‑055009, ALG‑000184, and ALG‑125755, our other drug candidates and any future drug candidates, if approved for commercial use;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALIGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,671	$81,347
Restricted cash	397	115
Short-term investments	24,845	44,480
Other current assets	5,516	7,603
Total current assets	109,429	133,545
Operating lease right-of-use assets	7,308	7,698
Property and equipment, net	4,369	4,816
Other assets	632	634
Total assets	$121,738	$146,693

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,822	$4,737
Accrued liabilities	15,081	16,039
Operating lease liabilities, current	3,041	3,035
Finance lease liabilities, current	108	108
Deferred revenue from customers, current	467	467
Deferred revenue from collaborations, current	6,560	8,743
Total current liabilities	28,079	33,129
Operating lease liabilities, net of current portion	8,611	9,201
Finance lease liabilities, net of current portion	205	230
Deferred revenue from customers, net of current portion	93	233
Total liabilities	36,988	42,793
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2023 (unaudited) and December 31, 2022, respectively; no shares issued and outstanding as of March 31, 2023 (unaudited) and December 31, 2022, respectively.	-	-
Common stock, $0.0001 par value; 320,000,000 shares authorized as of March 31, 2023 (unaudited) and December 31, 2022, respectively; 42,940,089 and 42,922,980 shares issued and outstanding as of March 31, 2023 (unaudited) and December 31, 2022, respectively.	4	4
Additional paid-in capital	506,320	502,613
Accumulated deficit	(422,073)	(399,118)
Accumulated other comprehensive income	499	401
Total stockholders’ equity	84,750	103,900
Total liabilities and stockholders’ equity	$121,738	$146,693

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue from collaborations	$2,583	$2,571
Revenue from customers	140	-
Operating expenses:
Research and development	18,135	31,676
General and administrative	8,506	6,452
Total operating expenses	26,641	38,128
Loss from operations	(23,918)	(35,557)
Interest and other income (expense), net	1,002	(5)
Loss before income tax expense	(22,916)	(35,562)
Income tax expense	(39)	(53)
Net loss	(22,955)	(35,615)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	98	(248)
Other comprehensive income (loss)	98	(248)
Comprehensive loss	$(22,857)	$(35,863)
Net loss per share, basic and diluted	$(0.53)	$(0.84)
Weighted average shares of common stock, basic and diluted	42,910,065	42,511,559

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance as of December 31, 2022	42,922,980	$4	$502,613	$(399,118)	$401	$103,900
Issuance of common stock upon exercise of stock options	17,109	-	23	-	-	23
Issuance of common stock related to ESPP purchase	-	-	-	-	-	-
Stock-based compensation expense related to employee stock awards	-	-	3,503	-	-	3,503
Stock-based compensation expense related to employee stock purchases	-	-	161	-	-	161
Vesting of early exercised common stock options	-	-	20	-	-	20
Other comprehensive income	-	-	-	-	98	98
Net loss	-	-	-	(22,955)	-	(22,955)
Balance as of March 31, 2023	42,940,089	$4	$506,320	$(422,073)	$499	$84,750

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance as of December 31, 2021	42,690,229	$4	$487,347	$(303,072)	$452	$184,731
Issuance of common stock upon exercise of stock options	4,966	-	10	-	-	10
Stock-based compensation expense related to employee stock awards	-	-	3,480	-	-	3,480
Stock-based compensation expense related to employee stock purchases	-	-	444	-	-	444
Vesting of early exercised common stock options	-	-	84	-	-	84
Other comprehensive loss	-	-	-	-	(248)	(248)
Net loss	-	-	-	(35,615)	-	(35,615)
Balance as of March 31, 2022	42,695,195	$4	$491,365	$(338,687)	$204	$152,886

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(22,955)	$(35,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments	(267)	9
Amortization of right of use assets	390	307
Depreciation expense	454	676
Stock-based compensation including ESPP	3,664	3,786
Changes in operating assets and liabilities:
Other assets	2,086	3,620
Right of use assets	-	(278)
Accounts payable	(1,915)	740
Accrued liabilities	(937)	(6,071)
Operating lease liabilities	(584)	(47)
Other liabilities	-	1
Deferred revenue from collaborations	(2,323)	12,438
Net cash and cash equivalents used in operating activities	(22,387)	(20,434)
Cash flows from investing activities:
Activities in available-for-sale investments:
Maturities of investments	20,000	-
Purchase of short-term investments	-	(59,889)
Purchases of property and equipment	(7)	(515)
Net cash and cash equivalents provided by (used in) investing activities	19,993	(60,404)
Cash flows from financing activities:
Payments on finance lease	(24)	(31)
Proceeds from the exercise of common stock option	23	10
Net cash and cash equivalents used in financing activities	(1)	(21)
Net decrease in cash, cash equivalents, and restricted cash	(2,395)	(80,859)
Cash, cash equivalents, and restricted cash, beginning of period	81,463	186,980
Cash, cash equivalents, and restricted cash, end of period	$79,068	$106,121

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Reconciliation to amounts on the consolidated balance sheet:
Cash and cash equivalents	$78,671	$104,562
Restricted cash	397	1,559
Total cash, cash equivalents, and restricted cash	$79,068	$106,121

Supplemental disclosures of noncash financing and investing activities:
Mark to market adjustment for available-for-sale investments	$98	$(248)
Vesting of early exercised options	$21	$84

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

Aligos is a clinical-stage biopharmaceutical company developing novel therapeutics to address unmet medical needs in viral and liver diseases, including for non-alcoholic steatohepatitis (NASH), coronaviruses and chronic hepatitis B.

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

Liquidity

The Company has incurred losses and negative cash flows from operations since its inception. As of March 31, 2023 and December 31, 2022, the Company had an accumulated deficit of $422.1 million and $399.1 million, respectively. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of expanded research and development activities.

As of March 31, 2023, the Company has unrestricted cash, cash equivalents and investments of approximately $103.5 million which is available to fund future operations. The Company expects to continue to spend substantial amounts to continue the nonclinical and clinical development of its current and future programs. If the Company is able to gain marketing approval for drug candidates that are being developed, it will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of the Company’s planned and anticipated clinical trials is highly uncertain, the Company cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate the Company may develop.

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

Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company has always maintained a dual banking system to limit its credit and liquidity risk.

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

The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to requirements for interim financial statements. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2023.

Unaudited interim financial information

The accompanying consolidated balance sheet as of March 31, 2023, the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, the consolidated statements of stockholders’ equity for the three months ended March 31, 2023 and 2022, and the consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 are unaudited. The unaudited consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of March 31, 2023 and the consolidated results of its operations and cash flows for the three months ended March 31, 2023 and 2022. The consolidated financial data and other information disclosed in these notes related to the three months ended March 31, 2023 and 2022 are unaudited. The consolidated results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

Significant accounting policies and estimates

No material changes have been made to the Company’s significant accounting policies disclosed in Note 2, Summary of significant accounting policies, in its Annual Report on Form 10-K, filed on March 9, 2023, for the year ended December 31, 2022.

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

The Company has considered all recent accounting pronouncements issued, but not yet effective, and does not expect any to have a material effect on the Company’s condensed consolidated financial statements other than those discussed in its Annual Report on Form 10-K, filed on March 9, 2023, for the year ended December 31, 2022.

3.
Property and equipment

The components of property and equipment as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023	December 31, 2022
Leasehold improvements	$6,087	$6,087
Lab equipment	6,186	6,179
Computer equipment	1,051	1,052
Furniture and office equipment	740	739
Vehicles	305	305
Asset under construction	22	22
Total, at cost	14,391	14,384
Accumulated depreciation	(10,022)	(9,568)
Total, net	$4,369	$4,816

Depreciation expense was $0.5 million for the three months ended March 31, 2023, and $0.7 million for the three months ended March 31, 2022, respectively. Finance leases are also included in property and equipment as vehicles and lab equipment on the condensed consolidated balance sheets.

4.
Investments

As of March 31, 2023 and December 31, 2022, amortized cost, gross unrealized gains and losses, and estimated fair values of total fixed-maturity securities were as follows (in thousands):

March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. Treasury bonds	$24,843	$2	$-	$24,845

December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. Treasury bonds	$44,576	$-	$(96)	$44,480

Changes in fair value are related to changes in market interest rates. The Company expects to collect all contractual principal and interest payments.

The following is a summary of maturities of securities available-for-sale as of March 31, 2023 (in thousands):

	Available-for-sale
	Amortized Cost	Estimated Fair Value
Amounts maturing in:
One year or less	$24,843	$24,845
Total investments	$24,843	$24,845

The Company recorded interest income of $0.7 million for the three months ended March 31, 2023, and $86,000 for the three months ended March 31, 2022, respectively, as a component of interest and other income (expense), net on the Company’s condensed consolidated statement of operations and comprehensive loss.

5.
Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued compensation	$3,085	$6,297
Accrued payables	9,681	8,203
Liability for early exercised stock options	46	66
Other	2,269	1,473
Total	$15,081	$16,039

As of March 31, 2022, there remains a $0.4 million accrual, included within Accrued Compensation noted above, for the workforce reduction announced in February 2023, which is expected to be fully utilized by the end of 2023.

6.
Stock-based compensation

Stock options

During the three months ended March 31, 2023, the Company’s stock option compensation expense was approximately $3.5 million, and during the three months ended March 31, 2022, the Company’s stock option compensation expense was approximately $3.4 million. There was no recognized tax benefit in either of the periods. As of March 31, 2023, the unamortized expense balance was $24.4 million, to be amortized over a weighted average period of 2.37 years.

Stock option activity during the three months ended March 31, 2023 is as follows:

	Shares subject to options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2023	9,840,127	$7.49	8.28	$—
Granted	1,516,130	$1.34
Exercised	(17,109)	$1.34
Cancelled	(544,686)	$6.51
Outstanding as of March 31, 2023	10,794,462	$6.69	8.00	$—

Options vested and expected to vest as of March 31, 2023	10,791,733	$6.69	8.00	$—
Options vested and exercisable as of March 31, 2023	4,456,678	$8.91	6.82	$—

The weighted-average grant date fair value of options granted during the three months ended March 31, 2023 was $0.93, and during the three months ended March 31, 2022 was $2.12 per share, respectively.

Restricted stock awards

During the three months ended March 31, 2023, the Company recorded no stock-based compensation expense related to restricted stock awards as all awards are vested. During the three months ended March 31, 2022, the Company recorded total stock-based compensation expense related to restricted stock awards of $0.1 million. As of March 31, 2023, there was no unrecognized stock-based compensation expense related to outstanding unvested shares of restricted stock awards remaining.

During the three months ended March 31, 2023 and 2022, the Company did not issue shares of common stock, upon exercise of unvested stock options or purchases for unvested restricted stock awards. As of March 31, 2023 and December 31, 2022, there were 19,166 and 28,711 shares of Common Stock held by employees subject to repurchase at an aggregate price of approximately $0.1 million and $0.1 million, respectively. A corresponding liability was recorded and included in accrued expenses on the condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022, respectively.

Employee stock purchase plan

During the three months ended March 31, 2023, the Company recorded total stock-based compensation expense related to the employee stock purchase plan of $0.2 million and $0.3 million in the three months ended March 31, 2022. During the three months ended March 31, 2023 and 2022, no purchases of awards under this plan have been made.

Stock-based compensation expense was allocated as follows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Research and development	$2,172	$2,001
General and administrative	1,492	1,785
Total	$3,664	$3,786

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

The following tables present the fair value of the Company’s financial instruments that are measured or disclosed at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of March 31, 2023
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$78,671	$-	$-
U.S. Treasury bonds	24,845	-	-
	$103,516	$-	$-

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$81,347	$-	$-
U.S. Treasury bonds	44,480	-	-
	$125,827	$-	$-

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

The Company has agreed to pay Emory up to an aggregate of $125.0 million upon the achievement of specified development, regulatory, and commercial milestones, and all ongoing patent costs. During the three months ended March 31, 2023 and 2022, the Company had no expenses related to milestone payments. The Company also agreed to pay Emory tiered single-digit royalties on worldwide annual net sales of licensed products, on a quarterly basis and calculated on a product-by-product basis. With respect to licensed products containing any of a specified subset of the licensed compounds, such royalties range from a mid-single digit to a high-single digit percentage rate. With respect to licensed products which do not contain such compounds, the royalties span a range of percentage rates within the mid-single digits if a Phase 1 clinical trial is initiated for the product within three years of the effective date of the Emory License Agreement, and range from a low-single digit to a mid-single digit rate if a Phase 1 clinical trial is initiated more than three years after the effective date. During the three months ended March 31, 2023 and 2022, the Company made no payments associated with royalties and recognized no expense or accruals.

Agreement with Luxna Biotech Co., Ltd. (Luxna)

On December 19, 2018, the Company entered into a license agreement with Luxna, pursuant to which Luxna granted the Company an exclusive, worldwide, sublicensable license under certain of Luxna’s intellectual property rights to research, develop make, have made and commercialize for all therapeutic and prophylactic uses, (i) products containing oligonucleotides targeting the hepatitis B virus genome, (ii) products containing certain oligonucleotides targeting up to three genes which contribute to NASH, which the Company may select at any time during the first eight years of the term, to the extent not licensed to a third party, and (iii) products containing oligonucleotides targeting up to three genes which contribute to hepatocellular carcinoma, which the Company may select at any time during the first three years of the term, which expired in December 2021. As consideration for this agreement, the Company paid an upfront license fee of $0.6 million.

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

The Company is obligated to make payments to Luxna, in aggregate, totaling up to but no more than $55.5 million upon the achievement of specified development, regulatory, and commercial milestones. During the three months ended March 31, 2023 and 2022, the Company recognized no expenses related to milestone payments. The Company is also required to pay Luxna a low-single digit royalty percentage on net sale of applicable products, if any. During the three months ended March 31, 2023 and 2022, the Company made no payments associated with royalties.

Agreement with Katholieke Universiteit Leuven (KU Leuven)

On June 25, 2020, the Company entered into a Research, Licensing and Commercialization Agreement (KU Leuven Agreement) with KU Leuven, under which the Company is collaborating with KU Leuven’s Rega Institute for Medical Research, as well as its Centre for Drug Design and Discovery, to research and develop potential protease inhibitors for the treatment, diagnosis or prevention of coronaviruses, including of SARS-CoV-2. Unless terminated earlier by either party in accordance with provisions in the agreement, the collaboration period will terminate at the earlier of completion of all collaboration activities or 2.5 years. In connection with the KU Leuven Agreement, KU Leuven and the Company granted each other exclusive cross-licenses to use certain know-how and existing patents of the other party as well as certain joint know-how and joint patents to carry out research and development collaboration activities during the collaboration period. As of December 2022, the collaboration period has expired. KU Leuven granted to the Company an exclusive (including as to KU Leuven), worldwide license under certain of KU Leuven’s know-how and existing patents, and certain joint patents and joint know-how, to manufacture and commercialize the licensed products for the treatment, diagnosis or detection of viral infections in humans. KU Leuven reserved the right to use all KU Leuven knowhow, existing KU Leuven patents, joint patents and joint know-how for academic and non-commercial research and teaching purposes. As consideration for this license, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to but no more than $30.0 million upon the achievement of certain commercial sales milestones. For each licensed product developed through KU Leuven and the Company’s collaborative effort, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to $32.0 million upon the achievement of certain development and regulatory milestones. The Company is also required to pay KU Leuven a low-to-mid-single digit royalty percentage, subject to certain adjustments, on net sales of applicable products, if any. Unless terminated earlier by either party, the agreement shall continue until the expiration of the last to expire royalty term, which is the later of the expiration or termination of the last valid patent claim covering the manufacture, use, sale or importation of the licensed product in a particular country or 10 years after the first commercial sale of a licensed product. During the three months ended March 31, 2023 and 2022, the Company recognized no expenses related to milestone payments.

Agreements with Merck

In December 2020, the Company and Merck & Co. entered into an exclusive License and Research Collaboration Agreement under which Merck and the Company agreed to apply the Company’s oligonucleotide platform technology to discover, research, optimize and develop oligonucleotides directed against a NASH target and up to one additional liver-targeted cardiometabolic and/or fibrosis target. Under the terms of the agreement, the Company received an upfront payment of $12 million from Merck. With respect to the collaboration target, the Company will be eligible for up to $458.0 million in development and commercialization milestones as well as tiered royalties on net sales. These potential payments consist of (i) potential development milestones (such as for the first dosing of an animal specimen in a Good Laboratory Practice toxicology study, and initiation of Phase 1, 2 and 3 clinical trials), (ii) regulatory milestones (such as for marketing authorizations for a product in certain countries) and (iii) sales-based milestones. The Company is primarily responsible for designing, preparing and evaluating the oligonucleotide molecules and delivering optimized lead molecules, and Merck is responsible for subsequent research, clinical development and commercialization efforts.

In January 2022, the Company and Merck entered into an amendment to the exclusive License and Research Collaboration Agreement (the First Amendment, together with the Original Agreement, the Expanded Arrangement). As a result of the First Amendment, the collaboration with Merck was expanded to include the Company's grant of rights to Merck of an early-stage program with respect to a second undisclosed NASH target, on which the Company had previously been working independently. In addition, under this Expanded Arrangement, Merck has the ability to add an additional third target of interest in the cardiometabolic/fibrosis space to the collaboration. This right to add an additional third target expired in January 2023. Under the Expanded Arrangement, the Company received an upfront payment of $15 million from Merck for the Company's grant of rights to the program directed at a second undisclosed NASH target. With respect to the second target in the collaboration, the Company is eligible to receive up to approximately $460.0 million in development and commercialization milestones as well as tiered royalties on net sales. These potential payments consist of (i) potential development milestones (such as for the first dosing of an animal specimen in a Good Laboratory Practice toxicology study, and initiation of Phase 1, 2 and 3 clinical trials), (ii) regulatory milestones (such as for marketing authorizations for a product in certain countries) and (iii) sales-based milestones.

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

During the three months ended March 31, 2023 and 2022, the Company recognized $2.6 million and $2.6 million in revenue from collaborative arrangements related to upfront payments. During the three months ended March 31, 2023 and 2022, the Company recognized no revenue from collaborative arrangements related to milestone payments. The unrecognized portion of the upfront payments received during the three months ended March 31, 2023 and 2022 is recorded on the consolidated balance sheets as “Deferred revenue from collaborations”.

Changes in deferred revenue balances arose as a result of the Company recognizing the following revenue from collaborative arrangements during the periods below (in thousands):

	Three months ended
	March 31, 2023	March 31, 2022

Deferred revenue from collaborations as of January 1	$8,743	$7,641
Consideration received in the period	$400	$15,000
Revenue from collaborations recognized in the period	$(2,583)	$(2,562)
Deferred revenue from collaborations as of March 31	$6,560	$20,079

9.
Revenue from contracts with customers

The Company determined that the ADC Therapeutics (ADCT) agreement falls within the scope of ASC 606, Revenue from Contracts with Customers (ASC 606). The agreement did not fall under the ASC 808 guidance due to ADCT and the Company not being joint active participants, nor both parties having significant risks and rewards. Management of the Company determined that there was one performance obligation for the agreements given the deliverables are not distinct. The Company evaluated the performance obligation and determined the performance obligations are satisfied over time. Given the nature of the arrangement, the Company believes that the satisfaction of its performance obligations is best measured by the progress of its efforts. As such, the Company has used an input method based on costs incurred to recognize revenue associated with the upfront payments, and the Company recognizes revenue over time based on the costs incurred. The effect of any updates to the estimated overall costs are recorded as a change in estimate. In addition, variable consideration (e.g., milestone payments) were evaluated based on the Company’s analysis that the possibility of achieving any of the milestone payments is remote, and therefore determined to be constrained and excluded from the transaction price. Similarly, the Company accounts for the future royalties under the sales-based royalty exception in ASC 606-10-55-65 through 55-65B therefore they are not considered in the transaction price and expected to be recognized when future sales occur since that is expected to occur after the performance obligation has been fully satisfied.

During the three months ended March 31, 2023, the Company recognized $0.1 million in revenue from customers related to upfront payments. There was no revenue recognized from customers in the three months ended March 31, 2022. During the three months ended March 31, 2023 and 2022, the Company recognized no revenue from customers related to milestone payments. The unrecognized portion of the upfront payments received during the three months ended March 31, 2023 and 2022 is recorded on the consolidated balance sheets as “Deferred revenue from customers”.

Changes in deferred revenue balances arose as a result of the Company recognizing the following revenue from customers during the periods below (in thousands):

	Three months ended
	March 31, 2023	March 31, 2022

Deferred revenue from customers as of January 1	$700	$—
Consideration received in the period	$—	$—
Revenue from customers recognized in the period	$(140)	$—
Deferred revenue from customers as of March 31	$560	$—

10.
Commitments and contingencies

From time to time, the Company may have certain contingent liabilities, including legal matters that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company had no contingent liabilities requiring accrual as of March 31, 2023 and December 31, 2022. The Company enters into contracts in the normal course of business that includes arrangements with clinical research organizations, vendors for preclinical research and vendors for manufacturing. These agreements generally allow for cancellation with notice. As of March 31, 2023, the Company had no material non-cancellable purchase commitments.

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

On August 4, 2022, the Company filed counterclaims against Janssen alleging Janssen has engaged in unfair competition and promissory fraud, and on August 22, 2022, the Company filed its response to the Complaint. During the course of the legal proceedings described above, the parties have each filed various demurrers which have been heard by the Court resulting in various outcomes. The case is currently in discovery.

11.
Income taxes

The Company has a history of losses and projects losses for the full year 2023. The Company continues to maintain a full valuation allowance on its net deferred tax assets.

12.
Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(22,955)	$(35,615)
Weighted average common stock outstanding, basic and diluted	42,910,065	42,511,559
Net loss per share - basic and diluted	$(0.53)	$(0.84)

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

	Three Months Ended
	March 31,
	2023	2022
Options to purchase common stock	10,794,462	9,240,074
Unvested restricted stock	-	21,238
	10,794,462	9,261,312

13.
Subsequent events

In preparing the interim financial statements for the three months ended March 31, 2023, the Company evaluated subsequent events for recognition and measurement purposes during which time nothing has occurred outside of the normal course of business operations that requires disclosure.

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

Our primary area of focus is NASH, a complex, chronic liver disease where combination regimens may prove beneficial. Our most advanced drug candidate for NASH is ALG‑055009, a small molecule thyroid hormone receptor (THR‑ß) agonist. This drug candidate is being evaluated in a Phase 1 study in healthy volunteers (HVs) (oral single ascending doses (SAD)) and subjects with hyperlipidemia (14 oral daily doses). Preliminary data after single doses up to 4 mg and multiple doses up to 1 mg have previously been reported at the European Association for the Study of the Liver conference (EASL 2022) and the 2022 American Association for the Study of Liver Diseases meeting (AASLD 2022), respectively. At these conferences, data were presented that showed ALG‑055009 was well tolerated, had dose proportional pharmacokinetics (PK) and low variability, and demonstrated expected thyromimetic effects (i.e., generally dose proportional increases in sex hormone binding globulin and decreases in various atherogenic lipids and thyroid hormones). We have subsequently conducted a relative bioavailability study in HVs where we have shown the Phase 2 gel cap formulation delivers similar exposures to the Phase 1 liquid formulation with low variability and no evidence of a meaningful food effect. We are currently taking the necessary steps to advance ALG‑055009 into a Phase 2 proof of concept study. These steps include: 1) defining the safety, PK, and PD profile at the planned Phase 2 top dose (equivalent to a 0.75 mg dose using the liquid formulation) by conducting a final MAD cohort in Study ALG-055009-301; 2) completing 13-week Good Laboratory Practice (GLP) toxicology studies; and 3) manufacturing Phase 2 drug supply. We anticipate submitting the Phase 2 protocol to the FDA in the fourth quarter of 2023. We believe ALG‑055009 has the potential to become a best‑in‑class THR‑ß agonist and could play an integral role in future NASH combination regimens based on its favorable pharmacokinetic profile, which could result in uniform exposures and lead to consistent efficacy and safety in a NASH population.

In addition to our small molecule THR‑ß program, we are also progressing oligonucleotide projects for NASH, including in collaboration with Merck. The programs are currently progressing through preclinical activities.

Our second area of focus is to develop drug candidates with pan-coronavirus activity, including against Severe Acute Respiratory Syndrome coronavirus 2 (SARS-CoV-2), the virus responsible for COVID-19. In this area of focus, we are using a small molecule approach, where we are exploring coronavirus 3CL protease inhibitors (PIs) in collaboration with Katholieke Universiteit Leuven (KU Leuven), the Center for Innovation and Stimulation of Drug Discovery (CISTIM) and the Centre for Drug Design and Discovery (CD3). In addition, the preclinical activities of our COVID-19 program are funded through a grant from the National Institutes of Health (NIH) and the National Institute of Allergy and Infectious Disease (NIAID)'s Antiviral Drug Discovery (AViDD) Centers for Pathogens of Pandemic Concern program through the Metropolitan AntiViral Drug Accelerator (MAVDA) consortium. Our lead candidate, ALG‑097558, is at least 6-fold more potent than nirmatrelvir and other PIs in clinical development in cell-based assays against a panel of SARS-CoV-2 variants (including Omicron), demonstrates broad pan-coronavirus activity, and based on preclinical studies, is not projected to require ritonavir boosting. Evaluation of ALG‑097558 in the hamster SARS-CoV-2 infection model has shown that, when dosed prior to infection or up to 24 hours post-infection, the compound caused a significant reduction in the levels of infectious virus in the lungs. ALG‑097558 also appeared to better maintain its antiviral activity against certain resistant mutants compared to other 3CL PIs in development based on publicly available data. We have completed first-in-human enabling nonclinical studies and a Phase 1 CTA filing for ALG-097558 and we anticipate initiation of dosing in HVs in the second quarter of 2023.

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

The initial Phase 1a study in HVs for our CAM-E, ALG‑000184, has been completed as has a Phase 1b dose ranging study evaluating the safety, pharmacokinetics and antiviral activity of 10-300 mg doses of ALG‑000184 for 28 days among untreated HBV

E-antigen (HBeAg) positive/negative CHB subjects. ALG‑000184 was found in these portions of the study to be well tolerated with a favorable PK profile and demonstrated potentially best-in-class HBV DNA and RNA reductions as well as HBsAg reductions in a subset of HBeAg positive subjects receiving 300 mg ALG‑000184 (Hou et. al, AASLD 2022). Based on the favorable profile after dosing ≤300 mg ALG‑000184 x 28 days, additional Phase 1b cohorts are currently being evaluated for the risk-benefit profile of 100-300 mg doses of ALG‑000184 with or without background entecavir (ETV) therapy for ≤48 weeks in HBeAg positive or negative CHB patients. Preliminary data presented for these cohorts (McClure et. al, Global Hepatitis Summit, April 2023) indicate that ALG‑000184 dosed for up to 28 weeks is well tolerated with a favorable PK profile and potentially best-in-class antiviral activity. Specifically, antiviral activity data in subjects dosed > 12 weeks were summarized in cohorts of HBeAg positive subjects with normal baseline ALT (100 mg (Part 4 Cohort 1) and HBeAg positive subjects with normal/elevated baseline ALT (300 mg (Part 4 Cohort 2)). In Part 4 Cohorts 1 and 2, we observed mean DNA reduction of ~6 log10 IU/mL among subjects dosed with 100-300 mg ALG‑000184 + ETV x 24 weeks. Notably, subjects in these cohorts who initially received ETV x 12 weeks had more modest reductions in HBV DNA vs. subjects receiving ALG‑000184 + ETV over the same time period, but these subjects then experienced further reductions in HBV DNA levels once they started taking the combination and their HBV DNA levels also reached ~6 log10 IU/mL by Week 24. Similarly, among subjects who dosed with ALG‑000184 + ETV for approximately 24 weeks, HBsAg levels declined in cohorts 1 and 2 to a maximum of 0.7 log10 IU/mL (week 23) and 1.65 log10 IU/mL (week 28 respectively), compared to no meaningful change in subjects dosed with ETV alone. Dosing in Cohort 2 and at least one higher dose cohort will continue throughout 2023 and interim safety, PK, and antiviral activity data will be presented at scientific conferences throughout the year.

With respect to our siRNA drug candidate, ALG‑125755, a Phase 1 study is ongoing in New Zealand and in several countries in Eastern Europe. Part 1 of this study evaluated single doses in doses ranging from 20 mg to 200 mg in HVs and found that these doses were well tolerated with a favorable PK profile (Gane et al., APASL 2023). Part 2 of the study, which is an SAD in virologically suppressed HBeAg negative CHB subjects, is ongoing. To date, 50-320 mg doses of ALG‑125755 have been evaluated. We plan to share preliminary data from CHB cohorts in this study at scientific conferences throughout 2023.

We are also exploring ways to boost immune responses via small molecule inhibitors of the programmed death 1 (ligand) PD‑1/PD-L1 interaction. We have rationally designed these T cell activating drugs to localize in the liver and thereby potentially mitigate systemic toxicity in an effort to develop better tolerated PD-1/PD-L1 inhibitors for CHB patients. Lead molecules developed to date show similar in vivo efficacy to approved PD-1/PD-L1 antibodies and greater target occupancy at a lower dose in a liver metastatic tumor model compared to a subcutaneous tumor model. We believe that combination regimens utilizing our broad portfolio of CHB drug candidates, with or without other mechanisms of action, may lead to higher rates of functional cure.

We have incurred net losses and negative cash flows from operations in each year since our formation in February 2018. Our net losses were $23.0 million and $35.6 million for the three months ended March 31, 2023 and 2022, respectively. We have had no revenue from product sales. As of March 31, 2023, we had an accumulated deficit of $422.1 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. Our net operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of our clinical trials and nonclinical studies and our other research and development expenses. We have no internal manufacturing capabilities or salesforce and outsource a substantial portion of our clinical trial work to third parties.

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

We track direct external research and development expenses on a program-specific basis (steatohepatitis, coronaviruses, chronic hepatitis B and early-stage programs). The following table summarizes these research and development costs, in thousands:

	Three months ended March 31,
	2023	2022
Direct research and development expenses by development program:
Non-alcoholic Steatohepatitis program	$1,506	$1,023
Coronaviruses program	2,475	1,316
Chronic Hepatitis B program	1,991	14,347
Other early-stage programs	1,810	3,298
Total direct research and development expenses	$7,781	$19,984
Total indirect research and development expenses	10,354	11,692
Total research and development expense	$18,135	$31,676

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

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

Operating expenses

The following table summarizes our operating expenses for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,		Change
	2023	2022	($)%

Operating expenses:
Research and development	$18,135	$31,676	$(13,541)	-43%
General and administrative	8,506	6,452	2,054	32%
Total operating expenses	$26,641	$38,128	$(11,487)	-30%

Research and development expenses

Research and development expenses decreased by $13.5 million during the three months ended March 31, 2023, compared to the same period in 2022. The decrease in the three-month period was primarily due to a decrease of $13.8 million in third-party expenses due to our reduced costs related to our discontinuation of our STOPS and ASO programs, and the manufacturing of drug supply in advance of our clinical trial activity for our CAM-E and siRNA programs. Additionally, there was a decrease of $0.2 million in depreciation expense. This was partially offset by an increase in employee-related and facility costs.

General and administrative expenses

General and administrative expenses increased by $2.1 million during the three months ended March 31, 2023, compared to the same period in 2022. This was primarily due to a $3.5 million increase in legal and related costs and an increase of $0.1 million in recruiting and travel costs. This was partially offset by a decrease of $1.5 million primarily related to facility and employee-related costs.

Interest and other income (expense), net

The following table summarizes our interest and other income (expense), net for the three months ended March 31, 2023 and 2022 (in thousands):

`	Three Months Ended
	March 31,		Change
	2023	2022	($)%

Interest income, net	$748	$86	$662	769%
Other (loss) income, net	254	(91)	345	-379%
Total interest and other income (expense), net	$1,002	$(5)	$1,007	-20130%

Interest income, net increased by $0.7 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to the a general increase in market interest rates.

Other (loss) income, net increased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, due primarily to foreign currency exchange gains.

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

As of March 31, 2023, we had cash, cash equivalents and investments of $103.5 million.

Capital resources

Our primary use of cash is to fund operating expenses, which consist primarily of research and development costs related to our drug candidates and our discovery programs, and to a lesser extent, general and administrative expenditures. We expect our expenses to increase substantially in connection with our ongoing clinical development activities related to our NASH drug candidate ALG‑055009, which we have initiated clinical trials, as well as our research and development of our other drug candidates within our coronavirus and CHB programs.

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

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net cash used in operating activities	$(22,387)	$(20,434)
Net cash provided by (used in) investing activities	19,993	(60,404)
Net cash used in financing activities	(1)	(21)
Net decrease in cash, cash equivalents, and restricted cash	$(2,395)	$(80,859)

Operating activities

During the three months ended March 31, 2023, operating activities utilized $22.4 million of cash, primarily resulting from our net loss of $23.0 million and net changes in operating assets and liabilities of $3.7 million, partially offset by non-cash charges of $4.2 million. Net cash used in operating activities resulted in changes in our operating assets and liabilities of $3.7 million, consisting of a decrease of $1.9 million in accounts payable, a decrease of $0.9 million in accrued liabilities, a decrease of $0.7 million in operating lease liabilities, and a decrease of $2.3 million in deferred revenue from collaborations and customer, partially offset by a decrease in other assets of $2.1 million. The decrease in deferred revenue from collaborations and customers was due to the recognition of revenue from collaborations and customers due to progress towards the completion of the projects. The decrease in accrued liabilities was largely due to charges related to the discontinuation of our ASO and STOPs drug candidates. The decrease in accounts payable is due to the timing of payments to vendors.

During the three months ended March 31, 2022, operating activities utilized $20.4 million of cash, primarily resulting from our net loss of $35.6 million, partially offset by net changes in operating assets and liabilities of $10.4 million, and by non-cash charges of $4.8 million. Net cash used in operating activities resulted in changes in our operating assets and liabilities of $10.4 million, consisting of an increase of $12.4 million in deferred revenue from collaborations, a decrease in other assets of $3.6 million, an increase of $0.7 million in accounts payable, partially offset by a decrease in accrued liabilities of $6.1 million. The increase in deferred revenue from collaborations was a result of our First Amendment to the Exclusive License and Research Collaboration Agreement (refer to Note 8 License and collaboration agreements, in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report, for details), partially offset by the recognition of revenue from collaborations due to progress towards the completion of the projects. The decrease in accrued liabilities and other assets was largely due to charges related to the discontinuation of our ASO and STOPs drug candidates and payment of the annual bonus in 2022 that was accrued for in 2021.

Investing activities

During the three months ended March 31, 2023, investing activities provided $20.0 million of cash, primarily due to $20.0 million of investment maturities.

During the three months ended March 31, 2022, investing activities utilized $60.4 million of cash, primarily for $59.9 million of investment purchases and $0.5 million of property and equipment purchases.

Financing activities

During the three months ended March 31, 2023, net cash utilized by financing activities was $1 thousand, consisting primarily of payments of our finance leases, partially offset by proceeds from the exercise of stock option.

During the three months ended March 31, 2022, net cash provided by financing activities was $21 thousand, consisting primarily of $31,000 for payments of our finance leases, partially offset by $10,000 in proceeds from the exercise of stock options.

Contractual obligations and commitments

We have no material changes to our contractual obligations and commitments as of March 31, 2023 as disclosed in the contractual obligations and commitment section in our Annual Report on Form 10-K filed with the SEC on March 9, 2023.

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

For a discussion of our critical accounting estimates, see “Management’s discussion and analysis of financial condition and results of operations” and the notes to our audited financial statements in our annual report on Form 10-K, filed with the SEC on March 9, 2023 for the year ended December 31, 2022, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through March 31, 2023 from those discussed in our Form 10-K.

Recently issued and adopted accounting pronouncements

For a description of the expected impact of recently adopted accounting pronouncements, see Note 2. Summary of Significant Accounting Policies in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates applicable to our investment portfolio of cash equivalents and short-term investments. As of March 31, 2023, our cash equivalents consisted primarily of money market funds, and our investments consisted of certificates of deposit available-for-sale securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Should U.S. interest rates decline, interest income would be reduced in future periods for short-term investments which mature and the proceeds of which are reinvested in similar instruments at lower interest rates. Additionally, the fair value of our short-term investments is subject to change as a result of potential changes in market interest rates, including changes resulting from the impact of the COVID-19 pandemic. The potential change in fair value from interest-rate-sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of March 31, 2023, we estimate that a hypothetical 100 basis point adverse movement would not result in a material impact on our financial position or results of operations or cash flows. As of March 31, 2023, we had no debt outstanding, besides short-term payables arising in the normal course of business, and are therefore not exposed to interest rate risk with respect to debt.

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

Evaluation of disclosure controls and procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 4, 2022, the Company filed counterclaims against Janssen alleging Janssen has engaged in unfair competition and promissory fraud, and on August 22, 2022, the Company filed its response to the Complaint. During the course of the legal proceedings described above, the parties have each filed various demurrers which have been heard by the Court resulting in various outcomes. The case is currently in discovery.

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

Since inception, we have incurred significant net losses. Our net losses were $18.6 million and $23.0 million for the three months ended March 31, 2023, respectively, and $128.3 million for the year ended December 31, 2022. As of March 31, 2023, we had a total stockholders’ equity of $84.8 million. We have funded our operations to date primarily with proceeds from the sale of common stock, preferred stock and convertible notes. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our drug candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We may continue to incur significant expenses and operating losses for the foreseeable future.

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

Our operations have consumed substantial amounts of cash since our inception. Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our initial nonclinical and clinical drug candidates. Nonclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of March 31, 2023, we had unrestricted cash, cash equivalents and investments of $103.5 million. We expect to continue to spend substantial amounts to continue the nonclinical and clinical development of our current and future programs. If we are able to gain marketing approval for drug candidates that we develop, we will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate we develop.

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

Specifically, the clinical trial sites for our current drug trials, including for ALG‑055009, ALG-000184, and ALG‑125755 and future planned trials may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward COVID-19 efforts, travel or quarantine restrictions imposed by national, federal, state or local governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. Some of our third-party manufacturers we use for the supply of materials for drug candidates or other materials necessary to manufacture product to conduct clinical trials are located in countries affected by COVID-19, and, should they experience disruptions such as temporary closures or suspension of services, we would likely experience delays in advancing these trials.

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

In addition, another party may be successful in producing a more efficacious therapy for COVID-19 or a therapy with a more convenient or preferred route of administration or in producing a therapy in a more timely manner, which may lead to the diversion of funding away from us and toward other companies or lead to decreased demand for our potential therapies. For instance, on December 22, 2021, Pfizer, Inc. received an emergency use authorization from the FDA for Paxlovid, an orally administered SARS-CoV-2 protease inhibitor co-administered with ritonavir. Similarly, Merck (together with Ridgeback Bio), is developing the drug molnupiravir, an oral antiviral drug which has been issued an emergency use authorization by the FDA on December 23, 2021. Several drugs are likely being used off-label for treatment, such as dexamethasone. Several approved drugs are being studied for their utility in reducing the severity of SARS-CoV-2 infections, including Soliris by Alexion Pharmaceuticals Inc., Atea Pharmaceuticals, Inc., Jakafi by Incyte Corporation, and Kevzara by Sanofi S.A./Regeneron Pharmaceuticals, Inc. There are significant efforts globally to develop both therapeutic and prophylactic drug candidates. In November 2022, Enanta Pharmaceuticals announced the initiation of a Phase 2 clinical trial for EDP-235 which is its oral protease inhibitor specifically designed for the treatment of COVID-19. Additionally, in September 2022 Pardes Biosciences announced commencement of its Phase 2 trial evaluating PBI-0451, its oral protease inhibitor, for the treatment of SARS-CoV-2 infections, which PBI-0451 has since failed to meet the trial's primary endpoint resulting in Pardes suspending further clinic development therefor. In addition, Novartis is working on a once a day, pan-coronavirus, main protease inhibitor pill and had planned to start human testing in 2022. Furthermore, Shionogi announced in September 2022 that its oral therapeutic drug for COVID-19, S-217622, a 3CL protease inhibitor, has achieved its primary endpoint in its Phase 3 part of the Phase 2/3 clinical trial in Asia and is currently engaged in a comprehensive clinical development program which includes several Phase 3 clinical studies evaluating ensitrelvir’s safety and effectiveness across a wide range of COVID-19 patient populations. Several companies are focused on antibody treatments, including Amgen Inc. (together with Adaptive Biotechnologies Corporation), AbCellera Biologics, Inc. (together with Eli Lilly and Company), Regeneron Pharmaceuticals, Inc. and Vir Biotechnology, Inc. (together with GSK, Biogen Inc. and WuXi Biologics Ltd.). Numerous efforts are underway to develop vaccines against SARS-CoV-2, including by Altimmune, Inc., AstraZeneca PLC (together with Oxford University), BioNTech SE (together with Pfizer Inc.), GSK (together with Sanofi S.A.), Heat Biologics, Inc., Inovio Pharmaceuticals, Inc., Johnson & Johnson, Moderna, Inc., Novavax, Inc., and Vaxart, Inc. These other entities may be more successful at developing, manufacturing or commercializing a therapy for COVID-19, especially given that several of these other organizations are much larger than we are and have access to larger pools of capital, including U.S. government funding, and broader manufacturing infrastructure. The success or failure of other entities, or perceived success or failure, may adversely impact our ability to obtain any future funding for our development and manufacturing efforts or to ultimately commercialize a therapy for COVID-19, if approved.

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

The FDA has the authority to grant an EUA to allow unapproved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when, based on the totality of scientific evidence, there is evidence of effectiveness of the medical product, and there are no adequate, approved, and available alternatives. For instance, the FDA had granted an EUA for each of the COVID-19 vaccines developed by Pfizer/BioNTech, Moderna, and Janssen Pharmaceutical Companies of Johnson & Johnson. In addition, on December 22, 2021, Pfizer, Inc. received an emergency use authorization from the FDA for Paxlovid, an orally administered COVID-19 protease inhibitor. Similarly, Merck (together with Ridgeback Bio), is developing the drug molnupiravir, an oral antiviral drug which similarly has been issued an emergency use authorization by the FDA on December 23, 2021. Depending on the outcomes of our planned nonclinical and initial clinical testing for our proposed COVID-19 therapies, we may seek an EUA for one or more of our drug candidates for use in the ongoing public health emergency, which would permit us to commercialize a drug candidate prior to FDA approval of an NDA. However, commercialization under an EUA is permitted only during the underlying public health emergency (as declared by the Secretary of the Department of Health and Human Services), meaning that once the emergency declaration is terminated, we would be required to obtain NDA approval to continue marketing the product. Furthermore, the FDA may revoke an EUA based on a determination that the product no longer satisfies the criteria for issuance of an EUA - for example, if there is no longer evidence of effectiveness of the product or there are other adequate, approved alternatives. Accordingly, we cannot predict how long, if at all, an EUA for any of our drug candidates may remain in place. Any termination or revocation of an EUA (if any) for one of our drug candidates could adversely impact our business in a variety of ways, including if one of our COVID-19 drug candidates is not yet approved by the FDA and if we and our manufacturing partners have invested in the supply chain to provide one of our COVID-19 drug candidates under an EUA.

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

From time to time, we may disclose interim data from our clinical trials, including the preliminary data with respect to our CAM candidate, ALG‑055009, ALG-000184, and ALG‑125755. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more data on existing patients become available. Adverse differences between interim data and final data could significantly harm our business, financial condition, results of operations and prospects. From time to time, we may also publicly disclose preliminary or “topline” data from our clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same clinical trials, or different conclusions or considerations may qualify such topline results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.

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

Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. For example, we are conducting our initial clinical trials for ALG-055009, ALG-000184 and ALG-125755 in many countries (e.g., New Zealand, Hong Kong, the United Kingdom), and plan to conduct additional clinical trials in several other countries and territories within the Asia Pacific and/or Europe and our conduct of the trials must satisfy specific requirements in order for the FDA to accept the data in support of an IND or NDA in the United States. Further, any regulatory approval for our drug candidates may be withdrawn. If we fail to comply with the applicable regulatory requirements, our target market will be reduced and our ability to realize the full market potential of our drug candidates will be harmed and our business, financial condition, results of operations and prospects could be harmed.

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

Additionally, because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or drug candidates or for indications that later prove to have greater commercial potential. For example, we are currently focused on the development of our current drug candidates for hepatological indications. In addition, we are pursuing other drug candidates for viral diseases. However, the advancement of these drug candidates may ultimately prove to be unsuccessful or less successful than another program in our pipeline that we might have chosen to pursue on a less aggressive basis. However, due to the significant resources required for the development of our drug candidates, we must focus on specific diseases and disease pathways and decide which drug candidates to pursue and the amount of resources to allocate to each. Our near-term objective is to demonstrate favorable profiles through Phase 1 clinical trials of our drug candidates ALG‑055009, ALG-000184, and ALG‑125755. Our estimates regarding the potential market for our drug candidates could be inaccurate and our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular drug candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, any potential decision to delay or terminate development of a drug candidate or program may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. Further, if we do not accurately evaluate the commercial potential for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate. Alternatively, we may allocate internal resources to a drug candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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

We may be required to make significant payments under our license agreements with Emory University, KU Leuven, and Luxna Biotech Co., Ltd.

We entered into a License Agreement with Emory in June 2018 (the Emory License Agreement), a Research, Licensing and Commercialization Agreement (KU Leuven Agreement) with KU Leuven in June 2020 and a License Agreement with Luxna in December 2018 and an amendment in April 2020 (as amended, the Luxna Agreement). Under the Emory License Agreement, KU Leuven Agreement and Luxna Agreement, we are subject to significant obligations, including milestone payments, royalty payments, and certain other agreed-to costs. For more information regarding our license agreements, please see the section titled “Business—License agreements and collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2022, previously filed with the Securities and Exchange Commission. If these payments become due under the terms of the Emory University License Agreement, the KU Leuven Agreement or the Luxna Agreement, we may not have sufficient funds available to meet our obligations and our development efforts may be materially harmed. Furthermore, if we are forced to raise additional funds, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market drug candidates that we would otherwise develop and market ourselves.

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

We do not have the ability to independently conduct certain nonclinical studies and clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs, to conduct or otherwise support certain nonclinical studies and clinical trials for our drug candidates, including ALG‑055009, ALG‑000184, and ALG‑125755, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our nonclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our nonclinical studies or clinical trials, we could be subject to untitled and warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

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

In addition, if our licensors fail to abide by the terms of the license, if the licensors fail to prevent infringement by third parties or if the licensed patents or other rights are found to be invalid or unenforceable, our business, competitive position, financial condition, results of operations and prospects could be materially harmed. For more information regarding our license agreements, see the section titled “Business—License agreements and collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2022, previously filed with the SEC.

If we are unable to obtain licenses from third parties on commercially reasonable terms or at all, our business could be harmed.

It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products (if approved), in which case we would be required to obtain a license from these third parties. The licensing of third-party intellectual property rights is a competitive area, and more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. More established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to license such technology, or if we are forced to license such technology on unfavorable terms, our business could be materially harmed. If we are unable to obtain a necessary license, we may be unable to develop or commercialize the affected drug candidates, which could materially harm our business, and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation. Even if we are able to obtain a license, it may be or become non-exclusive, thereby giving our competitors access to the same technologies licensed to us. For example, under the Emory License Agreement we currently have an exclusive license with respect to certain patents and a non-exclusive license with respect to certain of Emory’s specified know-how. In June 2022, the license to such patents became non-exclusive with respect to all fields except for the treatment and prevention of HBV. For more information regarding our license agreements, see the section titled “Business—License agreements and collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2022, previously filed with the SEC. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

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

As of March 31, 2023, we had 69 full-time employees, including 53 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

As of March 31, 2023, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 52.2% of our outstanding common stock (assuming all shares of non-voting common stock are converted into voting common stock in accordance with the terms of our amended and restated certificate of incorporation). As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

The dual class structure of our common stock may limit an investor’s ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Consequently, the exercise by holders of our non-voting common stock of their option to make this conversion will have the effect of increasing the relative voting power of such holders, and correspondingly decreasing the voting power of the holders of our common stock, which may limit an investor’s ability to influence corporate matters. As of March 31, 2023, we had 3,092,338 shares of non-voting common stock outstanding. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the Securities Exchange Act), and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline.

As of March 31, 2023, approximately 12.5 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including due to the current inflationary economic environment and rising interest rates. Adverse developments that affect financial institutions, transactional counterparties, or other third parties, or concerns or rumors about these events, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the U.S. Federal Deposit Insurance Corporation (FDIC) as receiver. Similarly, other institutions have been and may continue to be swept into receivership. We have no borrowing or deposit exposure to directly impacted institutions and have not experienced an adverse impact to our liquidity or to our business operations, financial condition, or results of operations as a result of these recent events. However, uncertainty may remain over liquidity concerns in the broader financial services industry, and there may be unpredictable impacts to our business and our industry.

Further, Russia began a full-scale invasion of Ukraine in February 2022 which is the largest conventional military attack in Europe since World II and has triggered unprecedented sanctions against Russia. While the situation remains highly fluid and the outlook of such war in Ukraine is subject to extraordinary uncertainty, the ongoing war and associated sanctions will likely have a severe impact on the global economy. A severe or prolonged economic downturn, such as the 2008 global financial crisis, and one that could be caused by the war in Ukraine, could result in a variety of risks to our business, including, weakened demand for any drug candidates we may develop and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or disruptions in the supply chain generally could also strain our suppliers, possibly resulting in supply disruption. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers or other partners may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

The continuing impact of "Brexit" may have a negative effect on our business.

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

Issuer purchasers of equity securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 5.02 - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.

On April 28, 2023, Thomas Woiwode, Ph.D., resigned from our board of directors and all committees of our board of directors, effective as of July 20, 2023.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Provided Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	10/20/2020	3.1

3.2	Amended and Restated Bylaws.	8-K	10/20/2020	3.2

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/9/2020	4.2

4.3	Non-Employee Director Compensation Policy				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 has been formatted in Inline XBRL.				X

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

ALIGOS THERAPEUTICS, INC.

Date: May 4, 2023	By:	/s/ Lawrence Blatt
Lawrence Blatt
Chairman and Chief Executive Officer

Date: May 4, 2023	By:	/s/ Lesley Ann Calhoun
Lesley Ann Calhoun
Chief Financial Officer