Form 10-Q
period 2023-06-30
Aligos Therapeutics, Inc.
filed 2023-08-03
CIK 1799448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, the registrant had 43,502,582 shares of common stock, $0.0001 par value per share, outstanding, comprised of 40,410,244 shares of voting common stock, $0.0001 par value per share and 3,092,338 shares of non-voting common stock, $0.0001 par value per share.

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

In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
the scope, progress, results and costs of developing our drug candidates or any other future drug candidates, and conducting nonclinical studies and clinical trials, including our ALG-055009, ALG‑000184 and ALG-125755 clinical trials;
•
the scope, progress, results and costs related to the research and development of our pipeline;
•
the timing of, and costs involved in, obtaining and maintaining regulatory approval for any of our current or future drug candidates, and any related restrictions or limitations;
•
our expectations regarding the potential market size and size of the potential patient populations for ALG‑055009, ALG‑000184 and ALG-125755, our other drug candidates and any future drug candidates, if approved for commercial use;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALIGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$90,828	$81,347
Restricted cash	42	115
Short-term investments	10	44,480
Other current assets	3,363	7,603
Total current assets	94,243	133,545
Operating lease right-of-use assets	7,312	7,698
Property and equipment, net	3,951	4,816
Other assets	624	634
Total assets	$106,130	$146,693

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,241	$4,737
Accrued liabilities	13,795	16,039
Operating lease liabilities, current	3,173	3,035
Finance lease liabilities, current	64	108
Deferred revenue from customers, current	2,849	467
Deferred revenue from collaborations, current	4,103	8,743
Total current liabilities	27,225	33,129
Operating lease liabilities, net of current portion	8,974	9,201
Finance lease liabilities, net of current portion	203	230
Deferred revenue from customers, net of current portion	93	233
Total liabilities	36,495	42,793
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2023 (unaudited) and December 31, 2022, respectively; no shares issued and outstanding as of June 30, 2023 (unaudited) and December 31, 2022, respectively.	-	-
Common stock, $0.0001 par value; 320,000,000 shares authorized as of June 30, 2023 (unaudited) and December 31, 2022, respectively; 43,502,582 and 42,922,980 shares issued and outstanding as of June 30, 2023 (unaudited) and December 31, 2022, respectively.	4	4
Additional paid-in capital	509,998	502,613
Accumulated deficit	(440,864)	(399,118)
Accumulated other comprehensive income	497	401
Total stockholders’ equity	69,635	103,900
Total liabilities and stockholders’ equity	$106,130	$146,693

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue from collaborations	$2,592	$3,693	$5,175	$6,264
Revenue from customers	4,294	—	4,434	—
Operating expenses:
Research and development	16,781	16,510	34,916	48,186
General and administrative	9,246	7,576	17,752	14,028
Total operating expenses	26,027	24,086	52,668	62,214
Loss from operations	(19,141)	(20,393)	(43,059)	(55,950)
Interest and other income, net	1,107	516	2,109	510
Loss before income tax expense	(18,034)	(19,877)	(40,950)	(55,440)
Income tax expense	(757)	(47)	(796)	(99)
Net loss	(18,791)	(19,924)	(41,746)	(55,539)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(2)	(154)	96	(402)
Other comprehensive income (loss)	(2)	(154)	96	(402)
Comprehensive loss	$(18,793)	$(20,078)	$(41,650)	$(55,941)
Net loss per share, basic and diluted	$(0.43)	$(0.47)	$(0.97)	$(1.30)
Weighted average shares of common stock, basic and diluted	43,215,478	42,665,598	43,063,615	42,590,479

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance as of March 31,2023	42,940,089	$4	$506,320	$(422,073)	$499	$84,750
Issuance of common stock upon exercise of stock options	-	-	-	-	-	-
Issuance of common stock related to ESPP purchase	562,493	-	461	-	-	461
Stock-based compensation expense related to employee stock awards	-	-	2,975	-	-	2,975
Stock-based compensation expense related to employee stock purchases	-	-	222	-	-	222
Vesting of early exercised common stock options	-	-	20	-	-	20
Other comprehensive loss	-	-	-	-	(2)	(2)
Net loss	-	-	-	(18,791)	-	(18,791)
Balance as of June 30, 2023	43,502,582	$4	$509,998	$(440,864)	$497	$69,635

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance as of December 31, 2022	42,922,980	$4	$502,613	$(399,118)	$401	$103,900
Issuance of common stock upon exercise of stock options	17,109	-	23	-	-	23
Issuance of common stock related to ESPP purchase	562,493	-	461	-	-	461
Stock-based compensation expense related to employee stock awards	-	-	6,478	-	-	6,478
Stock-based compensation expense related to employee stock purchases	-	-	382	-	-	382
Vesting of early exercised common stock options	-	-	41	-	-	41
Other comprehensive income	-	-	-	-	96	96
Net loss	-	-	-	(41,746)	-	(41,746)
Balance as of June 30, 2023	43,502,582	$4	$509,998	$(440,864)	$497	$69,635

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance as of March 31,2022	42,695,195	$4	$491,365	$(338,687)	$204	$152,886
Issuance of common stock upon exercise of stock options	625	-	1	-	-	1
Issuance of common stock related to ESPP purchase	112,468	-	111	-	-	111
Stock-based compensation expense related to employee stock awards	-	-	3,554	-	-	3,554
Stock-based compensation expense related to employee stock purchases	-	-	447	-	-	447
Vesting of early exercised common stock options	-	-	60	-	-	60
Other comprehensive loss	-	-	-	-	(154)	(154)
Net loss	-	-	-	(19,924)	-	(19,924)
Balance as of June 30, 2022	42,808,288	$4	$495,538	$(358,611)	$50	$136,981

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance as of December 31, 2021	42,690,229	$4	$487,347	$(303,072)	$452	$184,731
Issuance of common stock upon exercise of stock options	5,591	-	11	-	-	11
Issuance of common stock related to ESPP purchase	112,468	-	111	-	-	111
Stock-based compensation expense related to employee stock awards	-	-	7,034	-	-	7,034
Stock-based compensation expense related to employee stock purchases	-	-	891	-	-	891
Vesting of early exercised common stock options	-	-	144	-	-	144
Other comprehensive loss	-	-	-	-	(402)	(402)
Net loss	-	-	-	(55,539)	-	(55,539)
Balance as of June 30, 2022	42,808,288	$4	$495,538	$(358,611)	$50	$136,981

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(41,746)	$(55,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments	(424)	(15)
Amortization of right of use assets	755	626
Impairment of right of use assets	724	-
Depreciation expense	858	1,246
Stock-based compensation including ESPP	6,860	7,786
Changes in operating assets and liabilities:
Other assets	4,251	5,595
Right of use assets	-	(278)
Accounts payable	(1,496)	(253)
Accrued liabilities	(2,202)	(12,425)
Operating lease liabilities	(1,184)	(957)
Other liabilities	-	-
Deferred revenue from collaborations	(4,640)	8,745
Deferred revenue from customers	2,241	-
Net cash and cash equivalents used in operating activities	(36,003)	(45,469)
Cash flows from investing activities:
Activities in available-for-sale investments:
Maturities of investments	45,000	5,245
Purchase of short-term investments	(10)	(74,776)
Purchases of property and equipment	7	(849)
Net cash and cash equivalents provided by (used in) investing activities	44,997	(70,380)
Cash flows from financing activities:
Payments on finance lease	(71)	(60)
Proceeds from the ESPP purchase	461	111
Proceeds from the exercise of common stock option	23	11
Net cash and cash equivalents provided by financing activities	413	62
Net increase (decrease) in cash, cash equivalents, and restricted cash	9,407	(115,787)
Cash, cash equivalents, and restricted cash, beginning of period	81,463	186,980
Cash, cash equivalents, and restricted cash, end of period	$90,870	$71,193

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
Reconciliation to amounts on the consolidated balance sheet:
Cash and cash equivalents	$90,828	$71,172
Restricted cash	42	21
Total cash, cash equivalents, and restricted cash	$90,870	$71,193

Supplemental disclosures of noncash financing and investing activities:
Mark to market adjustment for available-for-sale investments	$96	$(402)
Acquisition of right of use asset through operating lease obligation	$1,094	$-
Vesting of early exercised options	$41	$144

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

Liquidity

The Company has incurred losses and negative cash flows from operations since its inception. As of June 30, 2023 and December 31, 2022, the Company had an accumulated deficit of $440.9 million and $399.1 million, respectively. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of expanded research and development activities.

As of June 30, 2023, the Company has unrestricted cash, cash equivalents and investments of approximately $90.8 million which is available to fund future operations. The Company expects to continue to spend substantial amounts to continue the nonclinical and clinical development of its current and future programs. If the Company is able to gain marketing approval for drug candidates that are being developed, it will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of the Company’s planned and anticipated clinical trials is highly uncertain, the Company cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate the Company may develop.

The Company expects to finance its cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. In addition, the Company may seek additional capital to take advantage of favorable market conditions or strategic opportunities even if the Company believes it has sufficient funds for its current or future operating plans. Based on the Company’s research and development plans, the Company expects its existing unrestricted cash, cash equivalents and investments, will enable it to fund its operations for at least 12 months following the date the condensed consolidated financial statements are issued. However, the Company’s operating plan may change as a result of many factors currently unknown, and the Company may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty the Company’s future expenses given the dynamic nature of its business and the macro-economic environment generally.

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

Unaudited interim financial information

The accompanying consolidated balance sheet as of June 30, 2023, the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022, the consolidated statements of stockholders’ equity for the three and six months ended June 30, 2023 and 2022, and the consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 are unaudited. The unaudited consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of June 30, 2023 and the consolidated results of its operations and cash flows for the three and six months ended June 30, 2023 and 2022. The consolidated financial data and other information disclosed in these notes related to the three and six months ended June 30, 2023 and 2022 are unaudited. The consolidated results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

Significant accounting policies and estimates

Accounting for Government Grants

In 2022, the Company was awarded a grant of $1.1 million by the National Institute of Health (NIH) for research to target coronaviruses. The grant is for multiple years with the amount updated after each year of progress through 2025, subject to the annual reapplication and approval by the NIH. In 2023, the approved grant awarded was an additional $1.4 million. U.S. GAAP does not contain authoritative accounting standards for grants provided by governmental entities to a for-profit entity. Absent authoritative accounting standards, interpretative guidance issued and commonly applied by financial statement preparers allows for the selection of accounting policies amongst acceptable alternatives. The Company determined it most appropriate to account for grants by analogy to International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance. Under this model, reimbursements the Company receives from the U.S. government for qualifying expenditures under the NIH grant will be recognized in earnings as a reduction to Research and development expense when there is reasonable assurance that the Company will receive the grant. IAS 20 does not define “reasonable assurance”; however, based on certain interpretations, it is analogous to “probable” as defined in FASB ASC 450-20-20 under U.S. GAAP, which is the definition the Company has applied. The grant will be recognized in earnings as a reduction of the related expenses.

Impairment of Right of Use Assets

In accordance with ASC 360, Property, Plant and Equipment, management reviews the Company’s right of use assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability, as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. During the three months ended June 30, 2023, the Company vacated certain leased office space and as a result, the Company took an impairment charge against right of use assets of $0.7 million, recorded in the Consolidated Statements of Operations and Comprehensive Loss.

No other material changes have been made to the Company’s significant accounting policies disclosed in Note 2, Summary of significant accounting policies, in its Annual Report on Form 10-K, filed on March 9, 2023, for the year ended December 31, 2022.

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

3.
Property and equipment

The components of property and equipment as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023	December 31, 2022
Leasehold improvements	$6,101	$6,087
Lab equipment	6,186	6,179
Computer equipment	1,051	1,052
Furniture and office equipment	739	739
Vehicles	296	305
Asset under construction	4	22
Total, at cost	14,377	14,384
Accumulated depreciation	(10,426)	(9,568)
Total, net	$3,951	$4,816

Depreciation expense was $0.4 million and $0.9 million for the three and six months ended June 30, 2023, and $0.6 million and $1.2 million for the three and six months ended June 30, 2022, respectively. Finance leases are also included in property and equipment as vehicles and lab equipment on the condensed consolidated balance sheets.

4.
Investments

As of June 30, 2023 and December 31, 2022, amortized cost, gross unrealized gains and losses, and estimated fair values of total fixed-maturity securities were as follows (in thousands):

June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. Treasury bonds	$10	$-	$-	$10

December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. Treasury bonds	$44,576	$-	$(96)	$44,480

Changes in fair value are related to changes in market interest rates. The Company expects to collect all contractual principal and interest payments.

The following is a summary of maturities of securities available-for-sale as of June 30, 2023 (in thousands):

	Available-for-sale
	Amortized Cost	Estimated Fair Value
Amounts maturing in:
One year or less	$10	$10
Total investments	$10	$10

The Company recorded interest income of $1.0 million and $1.7 million for the three and six months ended June 30, 2023, and $0.2 million and $0.3 million for the three and six months ended June 30, 2022, respectively, as a component of interest and other income, net on the Company’s condensed consolidated statement of operations and comprehensive loss.

5.
Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued compensation	$3,137	$6,297
Accrued payables	9,192	8,203
Liability for early exercised stock options	25	66
Other	1,441	1,473
Total	$13,795	$16,039

As of June 30, 2023, there remains a $0.2 million accrual, included within Accrued Compensation noted above, for the workforce reduction announced in February 2023, which is expected to be fully utilized by the end of 2023.

6.
Stock-based compensation

Stock options

During the three and six months ended June 30, 2023, the Company’s stock option compensation expense was approximately $3.0 million and $6.5 million, respectively, and during the three and six months ended June 30, 2022, the Company’s stock option compensation expense was approximately $3.5 million and $6.9 million, respectively. There was no recognized tax benefit in either of the periods. As of June 30, 2023, the unamortized expense balance was $22.2 million, to be amortized over a weighted average period of 2.21 years.

Stock option activity during the six months ended June 30, 2023 is as follows:

	Shares subject to options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2023	9,840,127	$7.49	8.28	$—
Granted	1,520,130	$1.34
Exercised	(17,109)	$1.34
Cancelled	(836,487)	$7.37
Outstanding as of June 30, 2023	10,506,661	$6.62	7.97	$—

Options vested and expected to vest as of June 30, 2023	10,504,841	$6.62	7.97	$—
Options vested and exercisable as of June 30, 2023	4,864,261	$8.50	7.17	$—

The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2023 was $0.79 and $0.93 per share, respectively, and during the three and six months ended June 30, 2022 was $0.91 and $2.10 per share, respectively.

Restricted stock awards

During the three and six months ended June 30, 2023, the Company recorded no stock-based compensation expense related to restricted stock awards as all awards are vested. During the three and six months ended June 30, 2022, the Company recorded total stock-based compensation expense related to restricted stock awards of $15 thousand and $91 thousand. As of June 30, 2023, there was no unrecognized stock-based compensation expense related to outstanding unvested shares of restricted stock awards remaining.

During the six months ended June 30, 2023 and 2022, the Company did not issue shares of common stock, upon exercise of unvested stock options or purchases for unvested restricted stock awards. As of June 30, 2023 and December 31, 2022, there were 9,621 and 28,711 shares of Common Stock held by employees subject to repurchase at an aggregate price of approximately $0.0 million and $0.1 million, respectively. A corresponding liability was recorded and included in accrued expenses on the condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022, respectively.

Employee stock purchase plan

During the three and six months ended June 30, 2023, the Company recorded total stock-based compensation expense related to the employee stock purchase plan of $0.2 million and $0.4 million, respectively. During the three and six months ended June 30, 2022, the Company recorded total stock-based compensation expense related to the employee stock purchase plan of $0.4 million and $0.7 million. During the six months ended June 30, 2023 and 2022, 562,493 and 112,468 purchases of awards under this plan have been made, respectively. There were no purchases of awards in the first quarters of 2023 and 2022.

Stock-based compensation expense was allocated as follows for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Research and development	$1,572	$2,199	$3,743	$4,200
General and administrative	1,625	1,795	3,117	3,580
Total	$3,197	$3,994	$6,860	$7,780

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

The following tables present the fair value of the Company’s financial instruments that are measured or disclosed at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of June 30, 2023
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$90,828	$-	$-
U.S. Treasury bonds	10	-	-
	$90,838	$-	$-

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$81,347	$-	$-
U.S. Treasury bonds	44,480	-	-
	$125,827	$-	$-

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

The Company has agreed to pay Emory up to an aggregate of $125.0 million upon the achievement of specified development, regulatory, and commercial milestones, and all ongoing patent costs. During the three and six months ended June 30, 2023 and 2022, the Company had no expenses related to milestone payments. The Company also agreed to pay Emory tiered single-digit royalties on worldwide annual net sales of licensed products, on a quarterly basis and calculated on a product-by-product basis. With respect to licensed products containing any of a specified subset of the licensed compounds, such royalties range from a mid-single digit to a high-single digit percentage rate. With respect to licensed products which do not contain such compounds, the royalties span a range of percentage rates within the mid-single digits if a Phase 1 clinical trial is initiated for the product within three years of the effective date of the Emory License Agreement, and range from a low-single digit to a mid-single digit rate if a Phase 1 clinical trial is initiated more than three years after the effective date. During the three and six months ended June 30, 2023 and 2022, the Company made no payments associated with royalties and recognized no expense or accruals.

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

The Company is obligated to make payments to Luxna, in aggregate, totaling up to but no more than $55.5 million upon the achievement of specified development, regulatory, and commercial milestones. During the three and six months ended June 30, 2023 and 2022, the Company recognized no expenses related to milestone payments. The Company is also required to pay Luxna a low-single digit royalty percentage on net sale of applicable products, if any. During the three and six months ended June 30, 2023 and 2022, the Company made no payments associated with royalties.

Agreement with Katholieke Universiteit Leuven (KU Leuven)

On June 25, 2020, the Company entered into a Research, Licensing and Commercialization Agreement (KU Leuven Agreement) with KU Leuven, under which the Company is collaborating with KU Leuven’s Rega Institute for Medical Research, as well as its Centre for Drug Design and Discovery, to research and develop potential protease inhibitors for the treatment, diagnosis or prevention of coronaviruses, including of SARS-CoV-2. Unless terminated earlier by either party in accordance with provisions in the agreement, the collaboration period will terminate at the earlier of completion of all collaboration activities or 2.5 years. In connection with the KU Leuven Agreement, KU Leuven and the Company granted each other exclusive cross-licenses to use certain know-how and existing patents of the other party as well as certain joint know-how and joint patents to carry out research and development collaboration activities during the collaboration period. As of December 2022, the collaboration period has expired. An amendment to the agreement was agreed in July 2023 to include a new collaboration plan. KU Leuven granted to the Company an exclusive (including as to KU Leuven), worldwide license under certain of KU Leuven’s know-how and existing patents, and certain joint patents and joint know-how, to manufacture and commercialize the licensed products for the treatment, diagnosis or detection of viral infections in humans. KU Leuven reserved the right to use all KU Leuven knowhow, existing KU Leuven patents, joint patents and joint know-how for academic and non-commercial research and teaching purposes. As consideration for this license, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to but no more than $30.0 million upon the achievement of certain commercial sales milestones. For each licensed product developed through KU Leuven and the Company’s collaborative effort, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to $32.0 million upon the achievement of certain development and regulatory milestones. The Company is also required to pay KU Leuven a low-to-mid-single digit royalty percentage, subject to certain adjustments, on net sales of applicable products, if any. Unless terminated earlier by either party, the agreement shall continue until the expiration of the last to expire royalty term, which is the later of the expiration or termination of the last valid patent claim covering the manufacture, use, sale or importation of the licensed product in a particular country or 10 years after the first commercial sale of a licensed product. During the three and six months ended June 30, 2023 and 2022, the Company recognized no expenses related to milestone payments.

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

During the three and six months ended June 30, 2023, the Company recognized $2.6 million and $5.2 million, respectively, in revenue from collaborative arrangements related to upfront payments. During the three and six months ended June 30, 2022, the Company recognized $3.7 million and $6.3 million, respectively, in revenue from collaborative arrangements related to upfront payments. During the three and six months ended June 30, 2023 and 2022, the Company recognized no revenue from collaborative arrangements related to milestone payments. The unrecognized portion of the upfront payments received during the three and six months ended June 30, 2023 and 2022 is recorded on the consolidated balance sheets as “Deferred revenue from collaborations”.

Changes in deferred revenue balances arose as a result of the Company recognizing the following revenue from collaborative arrangements during the periods below (in thousands):

	As of June 30,
	2023	2022

Deferred revenue from collaborations as of January 1	$8,743	$7,641
Consideration received in the period	$535	$15,009
Revenue from collaborations recognized in the period	$(5,175)	$(6,264)
Deferred revenue from collaborations as of June 30	$4,103	$16,386

9.
Revenue from contracts with customers

Agreement with ADCT

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

Agreement with Amoytop

In May 2023, the Company and Amoytop Biotech Co., Ltd (Amoytop) entered into an exclusive Development Agreement and Research Collaboration Agreement with a focus on nucleic acid technology for HBV treatment, with the Company granting to Amoytop an exclusive option to enter into an exclusive license to develop and commercialize such compounds. Under the terms of the agreement, the Company received an upfront payment of $7.0 million, less withholding taxes of $1.1 million from Amoytop. With respect to the agreement, the Company will be eligible for up to $109.0 million in development and commercialization milestones as well as tiered royalties on net sales. These potential payments consist of (i) potential development milestones (such as for the commencement of a Good Laboratory Practice toxicology study for a collaboration compound, approval of IND by regulatory authority, initiation of Phase 2 and 3 clinical trials, and regulatory approval of a licensed product), and (ii) sales-based milestones.

The Company determined that the Amoytop agreement falls within the scope of ASC 606, Revenue from Contracts with Customers (ASC 606). The agreement did not fall under the ASC 808 guidance due to Amoytop and the Company not being joint active participants, and both parties not having significant risks and rewards. Management of the Company determined that there were three performance obligations for the agreement given the deliverables are distinct. The Company evaluated the standalone selling price for each obligation based on available data for similar arrangements. The Company evaluated the performance obligations and determined the provision of R&D services for the collaboration compound performance obligation will be satisfied over time, the research license including data and know-how has been satisfied, and the provision of materials will be satisfied upon delivery. Given the nature of the arrangement, the Company believes that the satisfaction of its performance obligations is best measured by the progress of its efforts as it relates to the performance of the R&D services. As such, the Company has used an input method based on costs incurred to recognize revenue associated with the upfront payments, and the Company recognizes revenue over time based on the costs incurred. The effect of any updates to the estimated overall costs are recorded as a change in estimate. In addition, variable consideration (e.g., milestone payments) were evaluated based on the Company’s analysis that the possibility of achieving any of the milestone payments is remote, and therefore determined to be constrained and excluded from the transaction price. Similarly, the Company accounts for the future royalties under the sales-based royalty exception in ASC 606-10-55-65 through 55-65B therefore they are not considered in the transaction price and expected to be recognized when future sales occur since that is expected to occur after the performance obligation has been fully satisfied.

During the three and six months ended June 30, 2023, the Company recognized $4.3 million and $4.4 million, respectively, in revenue from customers related to upfront payments. There was no revenue recognized from customers in the three and six months ended June 30, 2022. During the three and six months ended June 30, 2023 and 2022, the Company recognized no revenue from customers related to milestone payments. The unrecognized portion of the upfront payments received during the three and six months ended June 30, 2023 and 2022 is recorded on the consolidated balance sheets as “Deferred revenue from customers”.

Changes in deferred revenue balances arose as a result of the Company recognizing the following revenue from customers during the periods below (in thousands):

	As of June 30,
	2023	2022

Deferred revenue from customers as of January 1	$700	$—
Consideration received in the period	$6,676	$—
Revenue from customers recognized in the period	$(4,434)	$—
Deferred revenue from customers as of June 30	$2,942	$—

10.
Commitments and contingencies

From time to time, the Company may have certain contingent liabilities, including legal matters that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company had no contingent liabilities requiring accrual as of June 30, 2023 and December 31, 2022. The Company enters into contracts in the normal course of business that includes arrangements with clinical research organizations, vendors for preclinical research and vendors for manufacturing. These agreements generally allow for cancellation with notice. As of June 30, 2023, the Company had no material non-cancellable purchase commitments.

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

On July 31, 2023, the Company and Janssen filed a stipulation staying the case in their ongoing legal proceedings. The Company and Janssen have reached an agreement in principle to resolve their disputes and expect to finalize a settlement agreement promptly.

11.
Income taxes

The Company recorded income tax expense of $0.8 million and $0.8 million for the three and six months ended June 30, 2023, primarily related to the agreement with Amoytop as discussed in footnote 9.

The Company has a history of losses and projects losses for the full year 2023. The Company continues to maintain a full valuation allowance on its net deferred tax assets.

12.
Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(18,791)	$(19,924)	$(41,746)	$(55,539)
Weighted average common stock outstanding, basic and diluted	43,215,478	42,665,598	43,063,615	42,590,479
Net loss per share - basic and diluted	$(0.43)	$(0.47)	$(0.97)	$(1.30)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Options to purchase common stock	10,506,661	9,012,369	10,506,661	9,012,369
Unvested restricted stock	-	3,717	-	3,717
	10,506,661	9,016,086	10,506,661	9,016,086

13.
Subsequent events

In preparing the interim financial statements for the three and six months ended June 30, 2023, the Company evaluated subsequent events for recognition and measurement purposes during which time nothing has occurred outside of the normal course of business operations that requires disclosure.

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

Our primary area of focus is NASH, a complex, chronic liver disease where combination regimens may prove beneficial. Our most advanced drug candidate for NASH is ALG‑055009, a small molecule thyroid hormone receptor (THR‑ß) agonist. This drug candidate recently completed evaluation in a Phase 1 study in healthy volunteers (HVs) (oral single ascending doses (SAD)) and subjects with hyperlipidemia (14 oral daily doses). Preliminary data after single doses up to 4 mg and multiple doses up to 1 mg showed that ALG‑055009 was well tolerated, had dose proportional pharmacokinetics (PK) with low variability, and demonstrated expected thyromimetic effects (i.e., generally dose proportional increases in sex hormone binding globulin and decreases in various atherogenic lipids and thyroid hormones). In this same study, we have also conducted a relative bioavailability study in HVs where we have shown the Phase 2 gel cap formulation delivers similar exposures (~86%) compared to the Phase 1 liquid formulation, low variability and no evidence of a meaningful food effect. As we wrap up this Phase 1 study, we are taking the necessary steps to advance ALG‑055009 into a Phase 2 proof of concept study, the design of which is currently being discussed with the FDA (Pre-IND meeting) and also with investigators, including the study’s Principal Investigator, Dr. Stephen Harrison. The study’s preliminary design is as a 12-week randomized, placebo-controlled trial evaluating 3-4 doses of ALG-055009 vs. placebo in approximately 80-100 subjects with NASH. In addition to collecting safety and PK data, the study will also assess multiple efficacy biomarkers, which include MRI-PDFF and other non-invasive tests previously shown to be impacted by treatment with THR‑ß agonists. We anticipate submitting the final Phase 2 protocol to the FDA in the fourth quarter of 2023 and anticipate sharing topline data from this study in the fourth quarter of 2024. We believe ALG‑055009 has the potential to become a best‑in‑class THR‑ß agonist and could play an integral role in future NASH combination regimens based on its favorable PK profile, which could result in uniform exposures and lead to consistent efficacy and safety in a NASH population.

In addition to our small molecule THR‑ß program, we are also progressing oligonucleotide projects for NASH, including in collaboration with Merck. These programs are currently progressing through preclinical activities.

Our second area of focus is to develop drug candidates with pan-coronavirus antiviral activity, including against Severe Acute Respiratory Syndrome coronavirus 2 (SARS-CoV-2), the virus responsible for COVID-19. In this area of focus, we are using a small molecule approach, where we are exploring coronavirus 3CL protease inhibitors (PIs) in collaboration with Katholieke Universiteit Leuven (KU Leuven), the Center for Innovation and Stimulation of Drug Discovery (CISTIM) and the Centre for Drug Design and Discovery (CD3). In addition, the preclinical activities of our COVID-19 program are funded through a grant from the National Institutes of Health (NIH) and the National Institute of Allergy and Infectious Disease (NIAID)'s Antiviral Drug Discovery (AViDD) Centers for Pathogens of Pandemic Concern program through the Metropolitan AntiViral Drug Accelerator (MAVDA) consortium. Our lead candidate, ALG‑097558, is at least 6-fold more potent in cell-based assays against a panel of SARS-CoV-2 variants (including Omicron) than nirmatrelvir and other PIs in clinical development, demonstrates broad pan-coronavirus activity, and, based on preclinical studies, is not projected to require ritonavir boosting. Evaluation of ALG‑097558 in the hamster SARS-CoV-2 infection model has shown that, when dosed prior to infection or up to 24 hours post-infection, the compound caused a significant reduction in the levels of infectious virus in the lungs. ALG‑097558 also appeared to better maintain its antiviral activity against certain resistant mutants compared to other PIs in development based on publicly available data. The safety and PK properties of ALG-097558 are currently being assessed in an ongoing Phase 1 study in HVs. We anticipate sharing topline data from this study in H1 2024.

Our third area of focus seeks to enhance the rate of functional cure for CHB, which often results in life-threatening conditions such as cirrhosis, end-stage liver disease and, the most common form of liver cancer, hepatocellular carcinoma (HCC). The most widely used treatment for CHB, nucleos(t)ide analogs (NAs), suppress viral replication, but only achieve low rates of functional cure and require life-long administration. To address this, we are developing a portfolio of differentiated drug candidates for CHB, including a small molecule Capsid Assembly Modulator that results in the production of empty viral capsids (CAM-E) and small molecule inhibitors of the programmed death 1 (ligand) PD‑1/PD-L1 interaction.

The initial Phase 1a study in HVs for our CAM-E, ALG‑000184, has been completed as has a Phase 1b dose ranging study evaluating the safety, PK and antiviral activity of 10-300 mg doses of ALG‑000184 for 28 days among untreated HBV e-antigen (HBeAg) positive/negative CHB subjects. For these studies, ALG‑000184 was found to be well tolerated with a favorable PK profile and demonstrated potentially best-in-class HBV DNA and RNA reductions as well as HBsAg reductions in a subset of HBeAg positive subjects receiving 300 mg ALG‑000184 (Hou et. al, AASLD 2022). Based on the favorable profile after dosing ≤300 mg ALG‑000184 x 28 days, additional Phase 1b cohorts are currently being evaluated for the risk-benefit profile of 100-300 mg doses of ALG‑000184 plus background entecavir (ETV) therapy for up to 96 weeks in HBeAg positive or negative CHB patients. Preliminary data have been presented for several of these cohorts (McClure et al, Global Hepatitis Summit, April 2023, Hou et al., EASL 2023) and indicate that ALG‑000184 dosed for up to 36 weeks is well tolerated with a favorable PK profile and potentially best-in-class antiviral activity. Specifically, antiviral activity data in subjects dosed >12 weeks are available for cohorts of HBeAg positive subjects with normal baseline ALT (100 mg (Part 4 Cohort 1) and HBeAg positive subjects with normal/elevated baseline ALT (300 mg (Part 4 Cohort 2)). In Part 4 Cohorts 1 and 2, we observed mean DNA reductions of ~6 log10 IU/mL among subjects dosed with 100-300 mg ALG‑000184 + ETV x 24 weeks. Notably, subjects in these cohorts who initially received ETV x 12 weeks had more modest reductions in HBV DNA vs. subjects receiving ALG‑000184 + ETV over the same time period, but these subjects then experienced further reductions in HBV DNA levels once they started receiving the combination and their HBV DNA levels also reached ~6 log10 IU/mL by Week 24. Among HBeAg positive CHB subjects who were dosed with 300 mg ALG‑000184 + ETV, HBsAg levels declined in a majority of subjects by at least 0.4 and 1.0 log10 IU/mL after dosing for 12 and 24 weeks, respectively; the maximum decline observed to date in this population was 2.0 log10 IU/mL at week 36 (Hou et al., EASL 2023). By comparison, no meaningful change in HBsAg levels was observed in subjects dosed with ETV alone. Dosing of HBeAg positive/negative subjects with ALG‑000184 + ETV (including a recently initiated twice daily (BID) cohort) will continue throughout 2023 and interim safety, PK, and antiviral activity data will be presented at scientific conferences throughout the year.

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

For our siRNA drug candidate targeting HBsAg production, ALG‑125755, we conducted a Phase 1 study evaluating single doses ranging from 20-200 mg and 50-320 mg in HVs and virologically suppressed HBeAg negative CHB subjects, respectively. In this study, we found that these single doses were well tolerated with a favorable PK profile. With respect to antiviral activity, available data indicate evidence of HBsAg lowering at all 3 dose levels evaluated; however, the comparative efficacy of ALG-125755 vs. competitor siRNAs is inconclusive. Further clinical evaluation of ALG-125755 is not prioritized with current funding. Further advancement of ALG-125755 will require partnership.

We believe that combination regimens utilizing our portfolio of CHB drug candidates, with or without other mechanisms of action, may lead to higher rates of functional cure.

We have incurred net losses and negative cash flows from operations in each year since our formation in February 2018. Our net losses were $18.8 million and $41.7 million for the three and six months ended June 30, 2023, respectively, and our net losses were $19.9 million and $55.5 million for the three and six months ended June 30, 2022. We have had no revenue from product sales. As of June 30, 2023, we had an accumulated deficit of $440.9 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. Our net operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of our clinical trials and nonclinical studies and our other research and development expenses. We have no internal manufacturing capabilities or salesforce and outsource a substantial portion of our clinical trial work to third parties.

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

We track direct external research and development expenses on a program-specific basis (steatohepatitis, coronaviruses, chronic hepatitis B and early-stage programs). The following table summarizes these research and development costs, in thousands:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Direct research and development expenses by development program:
Non-alcoholic Steatohepatitis program	$1,119	$1,748	$2,624	$2,771
Coronaviruses program	1,794	1,292	4,269	2,609
Chronic Hepatitis B program	2,608	1,187	4,599	15,533
Other early-stage programs	1,429	2,460	3,238	5,758
Total direct research and development expenses	$6,951	$6,687	$14,731	$26,671
Total indirect research and development expenses	9,831	9,823	20,185	21,515
Total research and development expense	$16,781	$16,510	$34,916	$48,186

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

Results of Operations

Comparison of the three and six months ended June 30, 2023 and 2022

Operating expenses

The following table summarizes our operating expenses for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	($)%		2023	2022	($)%

Operating expenses:
Research and development	$16,781	$16,510	$271	2%	$34,916	$48,186	$(13,270)	-28%
General and administrative	9,246	7,576	1,670	22%	$17,752	$14,028	3,724	27%
Total operating expenses	$26,027	$24,086	$1,941	8%	$52,668	$62,214	$(9,546)	-15%

Research and development expenses

Research and development expenses increased by $0.3 million during the three months ended June 30, 2023, compared to the same period in 2022. The increase in the three-month period was primarily due to a $2.1 million increase in various costs including facility expenses due to the right of use asset impairment. This was largely offset by a decrease of $0.5 million in third-party expenses due to our reduced manufacturing of drug supply in advance of our NASH program. There was also a decrease of $1.3 million in employee-related costs due to reduced headcount.

Research and development expenses decreased by $13.3 million during the six months ended June 30, 2023, compared to the same period in 2022. The decrease in the six-month period was due primarily to a decrease of $14.4 million in third-party expenses mainly related to our discontinued STOPs and ASO programs, partially offset by increases in our ongoing activities and related expenditures associated with our CAM clinical trial activities and NASH program. There was also a decrease of $1.3 million in depreciation and additional employee-related costs, of which $0.2 million related to stock-based compensation, due to reduced headcount. Partially offsetting this, there was an increase of $2.4 million in other costs including facility expenses due to the right of use asset impairment.

General and administrative expenses

General and administrative expenses increased by $1.7 million during the three months ended June 30, 2023, compared to the same period in 2022. This was primarily due to a $3.0 million increase in legal and related costs. This was partially offset by a decrease of $0.2 million in employee-related and other costs, and a decrease of $1.1 million in facility expenses.

General and administrative expenses increased by $3.7 million during the six months ended June 30, 2023, compared to the same period in 2022. This was primarily due to an increase of $6.5 million in legal and related costs. This was partially offset by a decrease of $2.3 million related to facility costs and a decrease of $0.5 million in employee-related costs.

Interest and other income, net

The following table summarizes our interest and other income, net for the three and six months ended June 30, 2023 and 2022 (in thousands):

`	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	($)%		2023	2022	($)%

Interest income, net	$955	$212	$743	351%	$1,703	$298	$1,405	471%
Other income, net	152	304	(152)	-50%	405	212	193	91%
Total interest and other income, net	$1,107	$516	$591	115%	$2,108	$510	$1,598	313%

Interest income, net increased by $0.7 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to a general increase in market interest rates.

Interest income, net increased by $1.4 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to a general increase in market interest rates.

Other income, net decreased for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, due primarily to foreign currency exchange gains.

Other income, net increased for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, due primarily to foreign currency exchange gains.

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

As of June 30, 2023, we had cash, cash equivalents and investments of $90.8 million.

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

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Net cash used in operating activities	$(36,003)	$(45,469)
Net cash provided by (used in) investing activities	44,997	(70,380)
Net cash provided by financing activities	413	62
Net increase (decrease) in cash, cash equivalents, and restricted cash	$9,407	$(115,787)

Operating activities

During the six months ended June 30, 2023, operating activities utilized $36.0 million of cash, primarily resulting from our net loss of $41.7 million and net changes in operating assets and liabilities of $3.0 million, partially offset by non-cash charges of $8.8 million. Net cash used in operating activities resulted in changes in our operating assets and liabilities of $3.0 million, consisting of a decrease of $1.5 million in accounts payable, a decrease of $2.2 million in accrued liabilities, a decrease of $1.2 million in operating lease liabilities, and a decrease of $4.6 million in deferred revenue from collaborations, partially offset by a decrease in other assets of $4.3 million and an increase of $2.2 million in deferred revenue from customers. The decrease in deferred revenue from collaborations was due to the recognition of revenue from collaborations due to progress towards the completion of the projects. The decrease in accrued liabilities was largely due to charges related to the discontinuation of our ASO and STOPs drug candidates. The decrease in accounts payable is due to the timing of payments to vendors.

During the six months ended June 30, 2022, operating activities utilized $45.5 million of cash, primarily resulting from our net loss of $55.5 million, partially offset by net changes in operating assets and liabilities of $0.4 million, and by non-cash charges of $9.6 million. Net cash used in operating activities resulted in changes in our operating assets and liabilities of $0.4 million, consisting of an increase of $8.7 million in deferred revenue from collaborations, an increase in other assets of $5.6 million, partially offset by a decrease of $0.3 million in accounts payable, a decrease of $12.4 million in accrued liabilities, a decrease of $1.0 million in operating lease liabilities, and a decrease of $0.3 million in right of use assets. The increase in deferred revenue from collaborations was a result of our First Amendment to the License and Research Collaboration Agreement (refer to Note 8 License and collaboration agreements, for details), partially offset by the recognition of revenue from collaborations due to progress towards the completion of the projects. The decrease in accrued liabilities was largely due to charges related to the discontinuation of our ASO and STOPs drug candidates and payment of the annual bonus in 2022 that was accrued for in 2021.

Investing activities

During the six months ended June 30, 2023, investing activities provided $45.0 million of cash, primarily due to $45.0 million of investment maturities.

During the six months ended June 30, 2022, investing activities utilized $70.4 million of cash, primarily for $74.8 million of investment purchases, and $0.8 million of property and equipment purchases, partially offset by $5.2 million of investment maturities.

Financing activities

During the six months ended June 30, 2023, net cash provided by financing activities was $413 thousand, consisting primarily of proceeds from the ESPP purchase and from the exercise of stock options, partially offset by payments of our finance leases.

During the six months ended June 30, 2022, net cash provided by financing activities was $62 thousand, consisting primarily of proceeds from the purchase of shares in our Employee Stock Purchase Plan, partially offset by payments of our finance leases.

Contractual obligations and commitments

We have no material changes to our contractual obligations and commitments as of June 30, 2023 as disclosed in the contractual obligations and commitment section in our Annual Report on Form 10-K filed with the SEC on March 9, 2023.

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

For a discussion of our critical accounting estimates, see “Management’s discussion and analysis of financial condition and results of operations” and the notes to our audited financial statements in our annual report on Form 10-K, filed with the SEC on March 9, 2023 for the year ended December 31, 2022, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through June 30, 2023 from those discussed in our Form 10-K.

Recently issued and adopted accounting pronouncements

For a description of the expected impact of recently adopted accounting pronouncements, see Note 2. Summary of Significant Accounting Policies in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates applicable to our investment portfolio of cash equivalents and short-term investments. As of June 30, 2023, our cash equivalents consisted primarily of money market funds, and our investments consisted of certificates of deposit available-for-sale securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Should U.S. interest rates decline, interest income would be reduced in future periods for short-term investments which mature and the proceeds of which are reinvested in similar instruments at lower interest rates. Additionally, the fair value of our short-term investments is subject to change as a result of potential changes in market interest rates, including changes resulting from the impact of the COVID-19 pandemic. The potential change in fair value from interest-rate-sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of June 30, 2023, we estimate that a hypothetical 100 basis point adverse movement would not result in a material impact on our financial position or results of operations or cash flows. As of June 30, 2023, we had no debt outstanding, besides short-term payables arising in the normal course of business, and are therefore not exposed to interest rate risk with respect to debt.

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

Evaluation of disclosure controls and procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As a result of the COVID-19 pandemic, in March 2020, substantially all of our employees began working remotely. Since the availability of COVID-19 vaccines in 2021, almost all of our employees have been fully vaccinated and as a result, we have allowed such employees to return to work subject to certain COVID-19 related protocols and policies we have in place which may be modified from time to time in response to the evolution of the pandemic and any future pandemics/epidemic outbreaks. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment, in part because our internal control over financial reporting was designed to operate in a remote working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

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

On July 31, 2023, the Company and Janssen filed a stipulation staying the case in their ongoing legal proceedings. The Company and Janssen have reached an agreement in principle to resolve their disputes and expect to finalize a settlement agreement promptly.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. Many of the following risks and uncertainties are, and will be, exacerbated by any worsening of the global business and economic environment that resulted from the coronavirus pandemic (COVID-19). The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market value of our common stock.

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

Since inception, we have incurred significant net losses. Our net losses were $18.8 million and $41.7 million for the three and six months ended June 30, 2023, respectively, and $96.0 million for the year ended December 31, 2022. As of June 30, 2023, we had a total stockholders’ equity of $69.6 million. We have funded our operations to date primarily with proceeds from the sale of common stock, preferred stock and convertible notes. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our drug candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We may continue to incur significant expenses and operating losses for the foreseeable future.

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

Our operations have consumed substantial amounts of cash since our inception. Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our initial nonclinical and clinical drug candidates. Nonclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of June 30, 2023, we had unrestricted cash, cash equivalents and investments of $90.8 million. We expect to continue to spend substantial amounts to continue the nonclinical and clinical development of our current and future programs. If we are able to gain marketing approval for drug candidates that we develop, we will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate we develop.

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

We expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. In addition, we may seek additional capital to take advantage of favorable market conditions or strategic opportunities even if we believe we have sufficient funds for our current or future operating plans. Based on our research and development plans, we expect that our existing cash, cash equivalents and investments will enable us to fund our operations for at least 12 months following the date of this report. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business, the global business and economic environment that resulted from the COVID-19 pandemic and the macro-economic environment generally.

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

Our business could be materially adversely affected by the effects of health pandemics or epidemics and in particular in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations, including the San Francisco Bay Area where our headquarters are located.

Our business could be materially adversely affected by the effects of health pandemics or epidemics. For instance, the outbreak of COVID-19, which the World Health Organization had declared a global pandemic, prompted severe lifestyle and commercial restrictions aimed at reducing the spread of the disease. In March 2020, the San Francisco Bay Area counties issued a joint shelter-in-place order, which was subsequently followed by a California state-wide shelter order, and other state and local governments implemented similar orders which, among other things, directed individuals to shelter at their places of residence, directed businesses and governmental agencies to cease non-essential operations at physical locations, prohibited certain non-essential gatherings, and ordered cessation of non-essential travel. As a result of these developments, we had implemented work-from-home policies for most of our employees until March 2022 when we allowed our employees to return to work at our U.S. facility. Government-imposed quarantines and any future work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions, the potential impact of changing government orders in response to health pandemics or epidemics and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition in the future.

Quarantines, shutdowns and shelter-in-place and similar government orders related to infectious diseases, or the perception that such events, orders or other restrictions on the conduct of business operations could occur, could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. Restrictions resulting from health pandemics or epidemics may at any time disrupt our supply chain and delay or limit our ability to obtain sufficient materials for our drug candidates.

In addition, our current clinical trial and planned clinical trials may be affected by any future public health pandemics or epidemics. Site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the disease, and potential patients may not be able or willing to comply with clinical trial protocols, whether due to quarantines impeding patient movement or interrupting healthcare services, or due to potential patient concerns regarding interactions with medical facilities or staff. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to the disease, may be delayed or disrupted, which may adversely impact our clinical trial operations.

In addition, any future significant outbreak of contagious diseases in the human population could similarly adversely affect, the economies and financial markets of many countries, including the United States, resulting in an economic downturn that could suppress demand for our future products. Any of these events could have a material adverse effect on our business, financial condition, results of operations or cash flows.

In addition, a continuing widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity and ability to progress our operations. In addition, a recession, down-turn, market correction or supply chain disruption resulting from health pandemics or epidemics could materially adversely affect the value of our common stock.

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

Our clinical development efforts across our drug candidates are in an early stage. We have initiated clinical trials for our most advanced drug candidates in many countries (e.g., New Zealand, Hong Kong, the United Kingdom). Our other programs are in the discovery or nonclinical development stage. We have invested substantially all of our efforts and financial resources in the identification of targets and nonclinical development of therapeutics to address hepatological indications and viral diseases. However, the biology of these indications and diseases is complex and not completely understood, and our current and future drug candidates may never achieve expected or functional levels of efficacy or achieve an acceptable safety profile. For example, our CHB portfolio previously included our STOPSTM drug candidate, ALG-010133, one of our proprietary s-antigen transport-inhibiting oligonucleotide polymers that was in a Phase 1b dose range finding trial (NCT04485663) evaluating subjects with CHB as well as our proprietary antisense oligonucleotide, ALG-020572, that was in a Phase 1a/1b umbrella study (NCT05001022) and for which dosing in CHB patients were initiated as part of the multiple ascending dose portion of such study. However, in January 2022, we announced we halted further development of ALG-010133 based on data from such trial indicating insufficient antiviral activity to warrant further development of such drug candidate. And, in March 2022, we announced our discontinuation of further development of ALG-020572 due to an unanticipated serious adverse event involving significant increase in alanine aminotransferase (ALT) in one CHB subject and several additional subjects experiencing ALT flares. Finally, for our siRNA drug candidate targeting HBsAg production,

ALG‑125755, we conducted a Phase 1 study evaluating single doses ranging from 20-200 mg and 50-320 mg in HVs and virologically suppressed HBeAg negative CHB subjects, respectively. In this study, we found that these single doses were well tolerated with a favorable PK profile. With respect to antiviral activity, while available data indicate evidence of HBsAg lowering at all 3 dose levels evaluated, the comparative efficacy of ALG-125755 vs. competitor siRNAs is inconclusive. Because further clinical evaluation of ALG-125755 is not prioritized with current funding, any further advancement of ALG-125755 will require partnership which may not come to fruition.

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
•
obtaining sufficient quantities of our drug candidates for use in nonclinical studies and clinical trials from third-party suppliers on a timely basis; and
•
delays due to other global-scale potentially catastrophic events, including other public health pandemics or epidemics, terrorism, war, and climate changes.

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

To obtain the requisite regulatory approvals to commercialize any of our drug candidates, we must demonstrate through extensive nonclinical studies and clinical trials that our products are safe and effective in humans. Clinical trials are expensive and can take many years to complete, and their outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful. For example, in January 2022, we halted further development of ALG‑010133. This decision was based on emerging data from the Phase 1 Study ALG-010133-101, that indicated that at the projected efficacious dose (400 mg, estimated to achieve liver exposures >3 x EC90 for HBsAg inhibition) there was no meaningful HBsAg reduction. Furthermore, higher doses levels (maximum feasible dose is 600 mg) that were planned to be evaluated in a subsequent cohort were very unlikely to reach the 1 log10 IU/mL HBsAg reduction level that we had previously defined as necessary to advance the program. As another example, in March 2022, we discontinued further development of our ASO drug candidate for CHB, ALG‑020572, due to an unanticipated serious adverse event involving significant increase in ALT in one CHB subject and several other subjects experiencing ALT flares in the same study. Finally, for our siRNA drug candidate targeting HBsAg production, ALG‑125755, we conducted a Phase 1 study evaluating single doses ranging from 20-200 mg and 50-320 mg in HVs and virologically suppressed HBeAg negative CHB subjects, respectively. In this study, we found that these single doses were well tolerated with a favorable PK profile. With respect to antiviral activity, while available data indicate evidence of HBsAg lowering at all 3 dose levels evaluated, the comparative efficacy of ALG-125755 vs. competitor siRNAs is inconclusive. Because further clinical evaluation of ALG-125755 is not prioritized with current funding, any further advancement of ALG-125755 will require partnership which may not come to fruition.

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
•
the supply or quality of materials for drug candidates we develop or other materials necessary to conduct clinical trials may be insufficient or inadequate; and
•
we may experience disruptions by man-made or natural disasters or public health pandemics or epidemics or other business interruptions.

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

Specifically, should we experience another pandemic or epidemic outbreak on a similar if not greater scale as the COVID-19 outbreak, the clinical trial sites for our current drug trials, including for ALG‑055009, ALG-000184 and ALG-125755, and future planned trials may be affected due to prioritization of hospital resources toward the outbreak efforts, travel or quarantine restrictions imposed by national, federal, state or local governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. Some of our third-party manufacturers we use for the supply of materials for drug candidates or other materials necessary to manufacture product to conduct clinical trials may be located in countries affected by the outbreak, and, should they experience disruptions such as temporary closures or suspension of services, we would likely experience delays in advancing these trials.

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

For example, in June 2020, we entered into a Research, Licensing and Commercialization Agreement with Katholieke Universiteit Leuven (KU Leuven) under which we were collaborating with KU Leuven’s Rega Institute for Medical Research, as well as its Centre for Drug Design and Discovery, to research, develop, manufacture and commercialize potential protease inhibitors for the treatment of coronaviruses, including SARS-CoV-2. In July 2023, we amended our license agreement with KU Leuven (as amended, KU Leuven Agreement) to further our collaboration. While ALG-097558 has been selected as our drug candidate to move forward into development, the KU Leuven Agreement may ultimately not result in a therapy that successfully treats SARS-CoV-2. Further, if the KU Leuven Agreement does result in such a therapy, the therapy may not be developed and commercialized in a timely manner, or at all.

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

In addition, another party may be successful in producing a more efficacious therapy for COVID-19 or a therapy with a more convenient or preferred route of administration or in producing a therapy in a more timely manner, which may lead to the diversion of funding away from us and toward other companies or lead to decreased demand for our potential therapies. For instance, on December 22, 2021, Pfizer, Inc. received an emergency use authorization from the FDA for Paxlovid, an orally administered SARS-CoV-2 protease inhibitor co-administered with ritonavir. Similarly, Merck (together with Ridgeback Bio), is developing the drug molnupiravir, an oral antiviral drug which has been issued an emergency use authorization by the FDA on December 23, 2021. Several drugs are likely being used off-label for treatment, such as dexamethasone. Several approved drugs are being studied for their utility in reducing the severity of SARS-CoV-2 infections, including Soliris by Alexion Pharmaceuticals Inc., Atea Pharmaceuticals, Inc., Jakafi by Incyte Corporation, and Kevzara by Sanofi S.A./Regeneron Pharmaceuticals, Inc. There are significant efforts globally to develop both therapeutic and prophylactic drug candidates. In May 2023, Enanta Pharmaceuticals reported positive top-line results from the SARS-Cov-2 PRotease INhibitor Treatment (SPRINT) Phase II clinical trial of EDP-235, an oral protease inhibitor, for the treatment of mild or moderate Covid-19. Additionally, in September 2022 Pardes Biosciences announced commencement of its Phase

2 trial evaluating PBI-0451, its oral protease inhibitor, for the treatment of SARS-CoV-2 infections, which PBI-0451 has since failed to meet the trial's primary endpoint resulting in Pardes suspending further clinic development therefor. In addition, Novartis is working on a once a day, pan-coronavirus, main protease inhibitor pill and had planned to start human testing in 2022. Furthermore, Shionogi announced in September 2022 that its oral therapeutic drug for COVID-19, S-217622, a 3CL protease inhibitor, has achieved its primary endpoint in its Phase 3 part of the Phase 2/3 clinical trial in Asia and is currently engaged in a comprehensive clinical development program which includes several Phase 3 clinical studies evaluating ensitrelvir’s safety and effectiveness across a wide range of COVID-19 patient populations. Several companies are focused on antibody treatments, including Amgen Inc. (together with Adaptive Biotechnologies Corporation), AbCellera Biologics, Inc. (together with Eli Lilly and Company), Regeneron Pharmaceuticals, Inc. and Vir Biotechnology, Inc. (together with GSK, Biogen Inc. and WuXi Biologics Ltd.). Numerous efforts are underway to develop vaccines against SARS-CoV-2, including by Altimmune, Inc., AstraZeneca PLC (together with Oxford University), BioNTech SE (together with Pfizer Inc.), GSK (together with Sanofi S.A.), Heat Biologics, Inc., Inovio Pharmaceuticals, Inc., Johnson & Johnson, Moderna, Inc., Novavax, Inc., and Vaxart, Inc. These other entities may be more successful at developing, manufacturing or commercializing a therapy for COVID-19, especially given that several of these other organizations are much larger than we are and have access to larger pools of capital, including U.S. government funding, and broader manufacturing infrastructure. The success or failure of other entities, or perceived success or failure, may adversely impact our ability to obtain any future funding for our development and manufacturing efforts or to ultimately commercialize a therapy for COVID-19, if approved.

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

From time to time, we may disclose interim data from our clinical trials, including the preliminary data with respect to our CAM candidate, ALG‑055009, ALG-000184 and ALG-125755. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more data on existing patients become available. Adverse differences between interim data and final data could significantly harm our business, financial condition, results of operations and prospects. From time to time, we may also publicly disclose preliminary or “topline” data from our clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same clinical trials, or different conclusions or considerations may qualify such topline results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.

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
•
the risk that patients enrolled in clinical trials will not remain in the trial through the completion of evaluation; and
•
disruption by man-made or natural disasters, or public health pandemics or epidemics or other business interruptions.

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
•
business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires; and
•
disruptions resulting from the impact of public health pandemics or epidemics (including, for example, the COVID-19 pandemic).

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

Relatedly, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates. Any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to events such as the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impair the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Additionally, because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or drug candidates or for indications that later prove to have greater commercial potential. For example, we are currently focused on the development of our current drug candidates for hepatological indications. In addition, we are pursuing other drug candidates for viral diseases. However, the advancement of these drug candidates may ultimately prove to be unsuccessful or less successful than another program in our pipeline that we might have chosen to pursue on a less aggressive basis. However, due to the significant resources required for the development of our drug candidates, we must focus on specific diseases and disease pathways and decide which drug candidates to pursue and the amount of resources to allocate to each. Our near-term objective is to demonstrate favorable profiles through Phase 1 clinical trials of our drug candidates ALG‑055009, ALG-000184 and ALG-125755. Our estimates regarding the potential market for our drug candidates could be inaccurate and our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular drug candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, any potential decision to delay or terminate development of a drug candidate or program may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. Further, if we do not accurately evaluate the commercial potential for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate. Alternatively, we may allocate internal resources to a drug candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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

We entered into a License Agreement with Emory in June 2018 (the Emory License Agreement), a Research, Licensing and Commercialization Agreement with KU Leuven in June 2020 and an amendment in July 2023 and a License Agreement with Luxna in December 2018 and an amendment in April 2020 (as amended, the Luxna Agreement). Under the Emory License Agreement, KU Leuven Agreement and Luxna Agreement, we are subject to significant obligations, including milestone payments, royalty payments, and certain other agreed-to costs. For more information regarding our license agreements, please see the section titled “Business—License agreements and collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2022, previously filed with the Securities and Exchange Commission. If these payments become due under the terms of the Emory University License Agreement, the KU Leuven Agreement or the Luxna Agreement, we may not have sufficient funds available to meet our obligations and our development efforts may be materially harmed. Furthermore, if we are forced to raise additional funds, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market drug candidates that we would otherwise develop and market ourselves.

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

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs on commercially reasonable terms, or at all. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the nonclinical or clinical data they obtain are compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, any nonclinical studies or clinical trials such CROs are associated with may be extended, delayed or terminated, and we may not be able to obtain marketing approval for or successfully commercialize our drug candidates. As a result, we believe that our financial results and the commercial prospects for our drug candidates in the subject indication would be harmed, our costs would increase and our ability to generate revenue would be delayed.

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

Some of our third-party manufacturers which we use for the supply of materials for drug candidates or other materials necessary to manufacture product to conduct clinical trials could experience unexpected disruptions from man-made or natural disasters or public health pandemics or epidemics or other business interruptions which, if they occurred, might result in delays in advancing our clinical development.

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

Our success depends in significant part on our ability and the ability of our current or future collaborators and licensors to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to our drug candidates and technology and to operate our business without infringing, misappropriating, or otherwise violating the intellectual property rights of others. If we and our current or future collaborators and licensors are unable to obtain and maintain sufficient intellectual property protection for our drug candidates or other drug candidates that we may identify, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize drug candidates similar or identical to ours, and our ability to successfully commercialize our drug candidates and other drug candidates that we may pursue may be impaired. While we own some issued or allowed patents with respect to our programs, including our CHB and NASH programs, we do not own or in-license any issued patents with claims that specifically recite our ALG-125755 or ALG-097558 drug candidates. We can provide no assurance that any of our other current or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. We cannot be certain that there is no invalidating prior art of which we and the patent examiner are unaware or that our interpretation of the relevance of prior art is correct. If a patent or patent application is determined to have an earlier priority date, it may prevent our patent applications from issuing at all or issuing in a form that provides any competitive advantage for our drug candidates. Failure to obtain additional issued patents could have a material adverse effect on our ability to develop and commercialize our drug candidates. Even if our patent applications do issue as patents, third parties may be able to challenge the validity and enforceability of our patents on a variety of grounds, including that such third party’s patents and patent applications have an earlier priority date, and if such challenges are successful, we may be required to obtain one or more licenses from such third parties, or be prohibited from commercializing our drug candidates.

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

We are aware of certain third-party issued patents and pending patent applications, including those of our competitors, that, if issued with their current claim scope, may be construed to cover our drug candidates, including ALG‑055009 and ALG-125755. In the event that any of these patents were asserted against us, we believe that we would have defenses against any such action, including that such patents are not valid. However, if any such patents were to be asserted against us and our defenses to such assertion were unsuccessful and alternative technology was not available or technologically or commercially practical, unless we obtain a license to such patents, we could be liable for damages, which could be significant and include treble damages and attorneys’ fees if we are found to willfully infringe such patents, and we could be precluded from commercializing any drug candidates that were ultimately held to infringe such patents.

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

In 2012, the European Patent Package, or EU Patent Package, regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court, or UPC, for litigation involving European patents. The Unitary Patent system and UPC successfully launched on June 1, 2023. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will by default automatically fall under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunctions. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Under the EU Patent Package as currently proposed, we will have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court.

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

As of June 30, 2023, we had 68 full-time employees, including 52 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our stock price is likely to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The COVID-19 pandemic, for example, had negatively affected the stock market and investor sentiment and resulted in significant volatility. The market price for our common stock may be influenced by many factors, including:

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
•
the COVID-19 pandemic or future public health pandemics or epidemics; and
•
investors’ general perception of us and our business.

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

As of June 30, 2023, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 51.6% of our outstanding common stock (assuming all shares of non-voting common stock are converted into voting common stock in accordance with the terms of our amended and restated certificate of incorporation). As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

The dual class structure of our common stock may limit an investor’s ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Consequently, the exercise by holders of our non-voting common stock of their option to make this conversion will have the effect of increasing the relative voting power of such holders, and correspondingly decreasing the voting power of the holders of our common stock, which may limit an investor’s ability to influence corporate matters. As of June 30, 2023, we had 3,092,338 shares of non-voting common stock outstanding. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the Securities Exchange Act), and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline.

As of June 30, 2023, approximately 12.5 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

In addition, the holders of approximately 43.5 million of our total common stock and non-voting common stock are entitled to rights with respect to the registration of their shares under the Securities Act described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

Issuer purchasers of equity securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Provided Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	10/20/2020	3.1

3.2	Amended and Restated Bylaws.	8-K	10/20/2020	3.2

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/9/2020	4.2

10.1	Non-Employee Director Compensation Policy.	10-Q	5/4/2023	4.3

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 has been formatted in Inline XBRL.				X

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

ALIGOS THERAPEUTICS, INC.

Date: August 3, 2023	By:	/s/ Lawrence Blatt
Lawrence Blatt
Chairman and Chief Executive Officer

Date: August 3, 2023	By:	/s/ Lesley Ann Calhoun
Lesley Ann Calhoun
Chief Financial Officer