Form 10-Q
period 2023-09-30
Aligos Therapeutics, Inc.
filed 2023-11-02
CIK 1799448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, the registrant had 74,931,848 shares of common stock, $0.0001 par value per share, outstanding, comprised of 71,839,510 shares of voting common stock, $0.0001 par value per share and 3,092,338 shares of non-voting common stock, $0.0001 par value per share.

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

In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
the scope, progress, results and costs of developing our drug candidates or any other future drug candidates, and conducting nonclinical studies and clinical trials, including our ALG-055009, ALG‑000184, ALG‑097558 and ALG‑125755 clinical trials;
•
the scope, progress, results and costs related to the research and development of our pipeline;
•
the timing of, and costs involved in, obtaining and maintaining regulatory approval for any of our current or future drug candidates, and any related restrictions or limitations;
•
our expectations regarding the potential market size and size of the potential patient populations for ALG‑055009, ALG‑000184, ALG‑097558 and ALG-125755, our other drug candidates and any future drug candidates, if approved for commercial use;
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
•
any lawsuits related to our drug candidates or commenced against us;
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
•
If we fail to comply with the continued listing requirements of the Nasdaq Stock Market LLC (Nasdaq) our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALIGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70,429	$81,347
Restricted cash	74	115
Short-term investments	-	44,480
Other current assets	4,140	7,603
Total current assets	74,643	133,545
Operating lease right-of-use assets	6,940	7,698
Property and equipment, net	3,646	4,816
Other assets	623	634
Total assets	$85,852	$146,693

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,941	$4,737
Accrued liabilities	12,322	16,039
Operating lease liabilities, current	3,197	3,035
Finance lease liabilities, current	58	108
Deferred revenue from customers, current	1,857	467
Deferred revenue from collaborations, current	2,093	8,743
Total current liabilities	22,468	33,129
Operating lease liabilities, net of current portion	8,329	9,201
Finance lease liabilities, net of current portion	188	230
Deferred revenue from customers, net of current portion	-	233
Long term liability	46	-
Total liabilities	31,031	42,793
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2023 (unaudited) and December 31, 2022, respectively; no shares issued and outstanding as of September 30, 2023 (unaudited) and December 31, 2022, respectively.	-	-
Common stock, $0.0001 par value; 320,000,000 shares authorized as of September 30, 2023 (unaudited) and December 31, 2022, respectively; 43,502,582 and 42,922,980 shares issued and outstanding as of September 30, 2023 (unaudited) and December 31, 2022, respectively.	4	4
Additional paid-in capital	513,225	502,613
Accumulated deficit	(458,905)	(399,118)
Accumulated other comprehensive income	497	401
Total stockholders’ equity	54,821	103,900
Total liabilities and stockholders’ equity	$85,852	$146,693

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue from collaborations	$2,154	$4,106	$7,329	$10,370
Revenue from customers	1,085	—	5,519	—
Operating expenses:
Research and development	15,867	17,791	50,783	65,977
General and administrative	6,443	5,263	24,195	19,291
Total operating expenses	22,310	23,054	74,978	85,268
Loss from operations	(19,071)	(18,948)	(62,130)	(74,898)
Interest and other income, net	1,059	284	3,168	795
Loss before income tax expense	(18,012)	(18,664)	(58,962)	(74,103)
Income tax benefit (expense)	(29)	43	(825)	(57)
Net loss	(18,041)	(18,621)	(59,787)	(74,160)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	—	109	96	(293)
Other comprehensive income (loss)	—	109	96	(293)
Comprehensive loss	$(18,041)	$(18,512)	$(59,691)	$(74,453)
Net loss per share, basic and diluted	$(0.41)	$(0.44)	$(1.38)	$(1.74)
Weighted average shares of common stock, basic and diluted	43,496,975	42,761,928	43,209,656	42,647,732

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance as of June 30, 2023	43,502,582	$4	$509,998	$(440,864)	$497	$69,635
Issuance of common stock upon exercise of stock options	-	-	-	-	-	-
Issuance of common stock related to ESPP purchase	-	-	-	-	-	-
Stock-based compensation expense related to employee stock awards	-	-	2,883	-	-	2,883
Stock-based compensation expense related to employee stock purchases	-	-	326	-	-	326
Vesting of early exercised common stock options	-	-	18	-	-	18
Other comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	(18,041)	-	(18,041)
Balance as of September 30, 2023	43,502,582	$4	$513,225	$(458,905)	$497	$54,821

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance as of December 31, 2022	42,922,980	$4	$502,613	$(399,118)	$401	$103,900
Issuance of common stock upon exercise of stock options	17,109	-	23	-	-	23
Issuance of common stock related to ESPP purchase	562,493	-	461	-	-	461
Stock-based compensation expense related to employee stock awards	-	-	9,361	-	-	9,361
Stock-based compensation expense related to employee stock purchases	-	-	708	-	-	708
Vesting of early exercised common stock options	-	-	59	-	-	59
Other comprehensive income	-	-	-	-	96	96
Net loss	-	-	-	(59,787)	-	(59,787)
Balance as of September 30, 2023	43,502,582	$4	$513,225	$(458,905)	$497	$54,821

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance as of June 30, 2022	42,808,288	$4	$495,538	$(358,611)	$50	$136,981
Issuance of common stock upon exercise of stock options	7,305	-	9	-	-	9
Issuance of common stock related to ESPP purchase	-	-	-	-	-	-
Stock-based compensation expense related to employee stock awards	-	-	3,272	-	-	3,272
Stock-based compensation expense related to employee stock purchases	-	-	219	-	-	219
Vesting of early exercised common stock options	-	-	44	-	-	44
Other comprehensive income	-	-	-	-	109	109
Net loss	-	-	-	(18,621)	-	(18,621)
Balance as of September 30, 2022	42,815,593	$4	$499,082	$(377,232)	$159	$122,013

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance as of December 31, 2021	42,690,229	$4	$487,347	$(303,072)	$452	$184,731
Issuance of common stock upon exercise of stock options	12,896	-	20	-	-	20
Issuance of common stock related to ESPP purchase	112,468	-	111	-	-	111
Stock-based compensation expense related to employee stock awards	-	-	10,306	-	-	10,306
Stock-based compensation expense related to employee stock purchases	-	-	1,110	-	-	1,110
Vesting of early exercised common stock options	-	-	188	-	-	188
Other comprehensive loss	-	-	-	-	(293)	(293)
Net loss	-	-	-	(74,160)	-	(74,160)
Balance as of September 30, 2022	42,815,593	$4	$499,082	$(377,232)	$159	$122,013

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(59,787)	$(74,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments	(424)	(84)
Amortization of right of use assets	1,129	994
Impairment of right of use assets	724	-
Loss on disposal of assets	17	-
Depreciation expense	1,165	1,784
Stock-based compensation including ESPP	10,069	11,277
Changes in operating assets and liabilities:
Other assets	3,472	6,167
Right of use assets	-	(278)
Accounts payable	(1,796)	(84)
Accrued liabilities	(3,657)	(11,528)
Operating lease liabilities	(1,805)	(1,334)
Other liabilities	46	-
Deferred revenue from collaborations	(6,650)	4,640
Deferred revenue from customers	1,158	-
Net cash and cash equivalents used in operating activities	(56,339)	(62,606)
Cash flows from investing activities:
Activities in available-for-sale investments:
Maturities of investments	45,011	42,695
Purchase of short-term investments	(11)	(79,740)
Purchases of property and equipment	(12)	(852)
Net cash and cash equivalents provided by (used in) investing activities	44,988	(37,897)
Cash flows from financing activities:
Payments on finance lease	(92)	(88)
Proceeds from the ESPP purchase	461	111
Proceeds from the exercise of common stock option	23	20
Net cash and cash equivalents provided by financing activities	392	43
Net decrease in cash, cash equivalents, and restricted cash	(10,959)	(100,460)
Cash, cash equivalents, and restricted cash, beginning of period	81,462	186,980
Cash, cash equivalents, and restricted cash, end of period	$70,503	$86,520

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
Reconciliation to amounts on the consolidated balance sheet:
Cash and cash equivalents	$70,429	$86,440
Restricted cash	74	80
Total cash, cash equivalents, and restricted cash	$70,503	$86,520

Supplemental disclosures of noncash financing and investing activities:
Mark to market adjustment for available-for-sale investments	$96	$(293)
Acquisition of right of use asset through operating lease obligation	$1,094	$-
Vesting of early exercised options	$59	$188

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

Liquidity

The Company has incurred losses and negative cash flows from operations since its inception. As of September 30, 2023 and December 31, 2022, the Company had an accumulated deficit of $458.9 million and $399.1 million, respectively. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of expanded research and development activities.

As of September 30, 2023, the Company has unrestricted cash, cash equivalents and investments of approximately $70.4 million which is available to fund future operations. The Company expects to continue to spend substantial amounts to continue the nonclinical and clinical development of its current and future programs. If the Company is able to gain marketing approval for drug candidates that are being developed, it will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of the Company’s planned and anticipated clinical trials is highly uncertain, the Company cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate the Company may develop.

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

The Company’s ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond its control. For example, the current inflationary economic environment, the COVID-19 pandemic and rising interest rates have resulted in a disruption of global financial markets. If the disruption persists or deepens, the Company could be unable to access additional capital, which could negatively affect its ability to consummate certain corporate development transactions or other important, beneficial or opportunistic investments. If additional funds are not available to the Company when needed, on terms that are acceptable to the Company, or at all, the Company may be required to: delay, limit, reduce or terminate nonclinical studies, clinical trials or other research and development activities or eliminate one or more of its development programs altogether; or delay, limit, reduce or terminate its efforts to establish manufacturing and sales and marketing capabilities or other activities that may be necessary to commercialize any future approved products, or reduce the Company’s flexibility in developing or maintaining its sales and marketing strategy.

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

Unaudited interim financial information

The accompanying consolidated balance sheet as of September 30, 2023, the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022, the consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, and the consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 are unaudited. The unaudited consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of September 30, 2023 and the consolidated results of its operations and cash flows for the three and nine months ended September 30, 2023 and 2022. The consolidated financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2023 and 2022 are unaudited. The consolidated results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

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

In 2023, the Company was awarded a contract of $8.5 million by the National Institute of Allergies and Infectious Diseases (NIAID) for research to target coronaviruses. This contract is for 2 years.

U.S. GAAP does not contain authoritative accounting standards for grants or contracts provided by governmental entities to a for-profit entity. Absent authoritative accounting standards, interpretative guidance issued and commonly applied by financial statement preparers allows for the selection of accounting policies amongst acceptable alternatives. The Company determined it most appropriate to account for grants by analogy to International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance. Under this model, reimbursements the Company receives from the U.S. government for qualifying expenditures under the NIH grant will be recognized in earnings as a reduction to Research and development expense when there is reasonable assurance that the Company will receive the grant. IAS 20 does not define “reasonable assurance”; however, based on certain interpretations, it is analogous to “probable” as defined in FASB ASC 450-20-20 under U.S. GAAP, which is the definition the Company has applied. The grants and contracts will be recognized in earnings as a reduction of the related expenses.

Impairment of Right of Use Assets

In accordance with ASC 360, Property, Plant and Equipment, management reviews the Company’s right of use assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability, as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. During the three months ended June 30, 2023, the Company vacated certain leased office space and as a result, the Company took an impairment charge against right of use assets of $0.7 million, recorded in the Consolidated Statements of Operations and Comprehensive Loss. No further impairments were made in the three months ended September 30, 2023.

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

3.
Property and equipment

The components of property and equipment as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023	December 31, 2022
Leasehold improvements	$6,101	$6,087
Lab equipment	6,188	6,179
Computer equipment	1,050	1,052
Furniture and office equipment	739	739
Vehicles	296	305
Asset under construction	4	22
Total, at cost	14,378	14,384
Accumulated depreciation	(10,732)	(9,568)
Total, net	$3,646	$4,816

Depreciation expense was $0.3 million and $1.2 million for the three and nine months ended September 30, 2023, and $0.5 million and $1.8 million for the three and nine months ended September 30, 2022, respectively. Finance leases are also included in property and equipment as vehicles and lab equipment on the condensed consolidated balance sheets.

4.
Investments

As of September 30, 2023 and December 31, 2022, amortized cost, gross unrealized gains and losses, and estimated fair values of total fixed-maturity securities were as follows (in thousands):

September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. Treasury bonds	$-	$-	$-	$-

December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. Treasury bonds	$44,576	$-	$(96)	$44,480

Changes in fair value are related to changes in market interest rates. The Company expects to collect all contractual principal and interest payments.

The following is a summary of maturities of securities available-for-sale as of September 30, 2023 (in thousands):

Available-for-sale
	Amortized Cost	Estimated Fair Value
Amounts maturing in:
One year or less	$-	$-
Total investments	$-	$-

The Company recorded interest income of $1.0 million and $2.7 million for the three and nine months ended September 30, 2023, and $0.5 million and $0.8 million for the three and nine months ended September 30, 2022, respectively, as a component of interest and other income, net on the Company’s condensed consolidated statement of operations and comprehensive loss.

5.
Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued compensation	$4,083	$6,297
Accrued payables	6,973	8,203
Liability for early exercised stock options	7	66
Other	1,259	1,473
Total	$12,322	$16,039

As of September 30, 2023, there remains a $0.1 million accrual, included within Accrued Compensation noted above, for the workforce reduction announced in February 2023, which is expected to be fully utilized by the end of 2023.

6.
Stock-based compensation

Stock options

During the three and nine months ended September 30, 2023, the Company’s stock option compensation expense was approximately $2.9 million and $9.4 million, respectively, and during the three and nine months ended September 30, 2022, the Company’s stock option compensation expense was approximately $3.3 million and $10.2 million, respectively. There was no recognized tax benefit in either of the periods. As of September 30, 2023, the unamortized expense balance was $19.0 million, to be amortized over a weighted average period of 2.13 years.

Stock option activity during the nine months ended September 30, 2023 is as follows:

	Shares subject to options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2023	9,840,127	$7.49	8.28	$—
Granted	2,151,160	$1.19
Exercised	(17,109)	$1.34
Cancelled	(842,236)	$7.36
Outstanding as of September 30, 2023	11,131,942	$6.29	7.85	$—

Options vested and expected to vest as of September 30, 2023	11,131,027	$6.29	7.85	$—
Options vested and exercisable as of September 30, 2023	5,471,525	$8.28	7.04	$—

The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2023 was $0.59 and $0.83 per share, respectively, and during the three and nine months ended September 30, 2022 was $0.98 and $1.81 per share, respectively.

Restricted stock units

During the three and nine months ended September 30, 2023, the Company recorded $2 thousand and $2 thousand stock-based compensation expense related to restricted stock units newly granted in the three months ended September 30, 2023. During the three and nine months ended September 30, 2022, the Company recorded total stock-based compensation expense related to restricted stock awards of $4 thousand and $95 thousand. As of September 30, 2023, the unamortized expense balance was $0.1 million, to be amortized over a weighted average period of 3.8 years.

Restricted stock activity during the nine months ended September 30, 2023 is as follows:

	Number of Awards	Weighted- Average Grant Date Fair Value	Aggregate Fair Value (in thousands)
Issued and unvested as of January 1, 2023	—	$-	$-
Restricted stock awards granted	134,120	$0.84	$101
Restricted stock awards vested	—	$-	$-
Issued and unvested as of September 30, 2023	134,120	$0.84	$101

During the nine months ended September 30, 2023 and 2022, the Company did not issue shares of common stock, upon exercise of unvested stock options or purchases for unvested restricted stock awards. As of September 30, 2023 and December 31, 2022, there were 1,975 and 28,711 shares of Common Stock held by employees subject to repurchase at an aggregate price of approximately $0.0 million and $0.1 million, respectively. A corresponding liability was recorded and included in accrued expenses on the condensed consolidated balance sheet as of September 30, 2023 and December 31, 2022, respectively.

Employee stock purchase plan

During the three and nine months ended September 30, 2023, the Company recorded total stock-based compensation expense related to the employee stock purchase plan of $0.3 million and $0.7 million, respectively. During the three and nine months ended September 30, 2022, the Company recorded total stock-based compensation expense related to the employee stock purchase plan of $0.2 million and $1.0 million. During the three and nine months ended September 30, 2023 and 2022 , 0 and 562,493, and 0 and 112,468, purchases of awards under this plan have been made, respectively.

Stock-based compensation expense was allocated as follows for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Research and development	$1,585	$1,949	$5,328	$6,155
General and administrative	1,624	1,542	4,741	5,122
Total	$3,209	$3,491	$10,069	$11,277

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

The following tables present the fair value of the Company’s financial instruments that are measured or disclosed at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of September 30, 2023
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$70,429	$-	$-
U.S. Treasury bonds	-	-	-
	$70,429	$-	$-

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$81,347	$-	$-
U.S. Treasury bonds	44,480	-	-
	$125,827	$-	$-

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

The Company has agreed to pay Emory up to an aggregate of $125.0 million upon the achievement of specified development, regulatory, and commercial milestones, and all ongoing patent costs. During the three and nine months ended September 30, 2023 and 2022, the Company had no expenses related to milestone payments. The Company also agreed to pay Emory tiered single-digit royalties on worldwide annual net sales of licensed products, on a quarterly basis and calculated on a product-by-product basis. With respect to licensed products containing any of a specified subset of the licensed compounds, such royalties range from a mid-single digit to a high-single digit percentage rate. With respect to licensed products which do not contain such compounds, the royalties span a range of percentage rates within the mid-single digits if a Phase 1 clinical trial is initiated for the product within three years of the effective date of the Emory License Agreement, and range from a low-single digit to a mid-single digit rate if a Phase 1 clinical trial is initiated more than three years after the effective date. During the three and nine months ended September 30, 2023 and 2022, the Company made no payments associated with royalties and recognized no expense or accruals.

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

The Company is obligated to make payments to Luxna, in aggregate, totaling up to but no more than $55.5 million upon the achievement of specified development, regulatory, and commercial milestones. During the three and nine months ended September 30, 2023 and 2022, the Company recognized no expenses related to milestone payments. The Company is also required to pay Luxna a low-single digit royalty percentage on net sale of applicable products, if any. During the three and nine months ended September 30, 2023 and 2022, the Company made no payments associated with royalties.

Agreement with Katholieke Universiteit Leuven (KU Leuven)

On June 25, 2020, the Company entered into a Research, Licensing and Commercialization Agreement (KU Leuven Agreement) with KU Leuven, under which the Company is collaborating with KU Leuven’s Rega Institute for Medical Research, as well as its Centre for Drug Design and Discovery, to research and develop potential protease inhibitors for the treatment, diagnosis or prevention of coronaviruses, including of SARS-CoV-2. Unless terminated earlier by either party in accordance with provisions in the agreement, the collaboration period will terminate at the earlier of completion of all collaboration activities or 2.5 years. In connection with the KU Leuven Agreement, KU Leuven and the Company granted each other exclusive cross-licenses to use certain know-how and existing patents of the other party as well as certain joint know-how and joint patents to carry out research and development collaboration activities during the collaboration period. As of December 2022, the original collaboration period has expired. An amendment to the agreement was agreed in July 2023 to include a new collaboration plan. KU Leuven granted to the Company an exclusive (including as to KU Leuven), worldwide license under certain of KU Leuven’s know-how and existing patents, and certain joint patents and joint know-how, to manufacture and commercialize the licensed products for the treatment, diagnosis or detection of viral infections in humans. KU Leuven reserved the right to use all KU Leuven knowhow, existing KU Leuven patents, joint patents and joint know-how for academic and non-commercial research and teaching purposes. As consideration for this license, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to but no more than $30.0 million upon the achievement of certain commercial sales milestones. For each licensed product developed through KU Leuven and the Company’s collaborative effort, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to $32.0 million upon the achievement of certain development and regulatory milestones. The Company is also required to pay KU Leuven a low-to-mid-single digit royalty percentage, subject to certain adjustments, on net sales of applicable products, if any. The Company is also required to pay a revenue share to KU Leuven should the program be partnered with an external party. Unless terminated earlier by either party, the agreement shall continue until the expiration of the last to expire royalty term, which is the later of the expiration or termination of the last valid patent claim covering the manufacture, use, sale or importation of the licensed product in a particular country or 10 years after the first commercial sale of a licensed product. During the three and nine months ended September 30, 2023, the Company recognized and paid $2.0 million related to milestone payments due to the first dosing of the first patient in a Phase 1 clinical trial.

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

During the three and nine months ended September 30, 2023, the Company recognized $2.2 million and $7.3 million, respectively, in revenue from collaborative arrangements related to upfront payments. During the three and nine months ended September 30, 2022, the Company recognized $4.1 million and $10.4 million, respectively, in revenue from collaborative arrangements related to upfront payments. During the three and nine months ended September 30, 2023 and 2022, the Company recognized no revenue from collaborative arrangements related to milestone payments. The unrecognized portion of the upfront payments received during the three and nine months ended September 30, 2023 and 2022 is recorded on the consolidated balance sheets as “Deferred revenue from collaborations”.

Changes in deferred revenue balances arose as a result of the Company recognizing the following revenue from collaborative arrangements during the periods below (in thousands):

	As of September 30,
	2023	2022

Deferred revenue from collaborations as of January 1	$8,743	$7,641
Consideration received in the period	$679	$15,010
Revenue from collaborations recognized in the period	$(7,329)	$(10,370)
Deferred revenue from collaborations as of September 30	$2,093	$12,281

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

During the three and nine months ended September 30, 2023, the Company recognized $1.1 million and $5.5 million, respectively, in revenue from customers related to upfront payments. There was no revenue recognized from customers in the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2023 and 2022, the Company recognized no revenue from customers related to milestone payments. The unrecognized portion of the upfront payments received during the three and nine months ended September 30, 2023 and 2022 is recorded on the consolidated balance sheets as “Deferred revenue from customers”.

Changes in deferred revenue balances arose as a result of the Company recognizing the following revenue from customers during the periods below (in thousands):

	As of September 30,
	2023	2022

Deferred revenue from customers as of January 1	$700	$—
Consideration received in the period	$6,676	$—
Revenue from customers recognized in the period	$(5,519)	$—
Deferred revenue from customers as of September 30	$1,857	$—

10.
Commitments and contingencies

From time to time, the Company may have certain contingent liabilities, including legal matters that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Contingent liabilities requiring accrual were appropriately accrued as of September 30, 2023 and December 31, 2022. The Company enters into contracts in the normal course of business that includes arrangements with clinical research organizations, vendors for preclinical research and vendors for manufacturing. These agreements generally allow for cancellation with notice. As of September 30, 2023, the Company had no material non-cancellable purchase commitments.

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

On October 16, 2023, the Company entered into a settlement agreement with Janssen that provides for the resolution of the action brought by Janssen alleging breach of contract by Lawrence M. Blatt, and Leonid Beigelman, and tortious interference with contract by the Company and seeking declaratory judgment of ownership of certain intellectual property by the Company, among other claims. Pursuant to the settlement agreement, Janssen agreed to dismiss the action and released the Company, Dr. Blatt and Dr. Beigelman from the claims alleged. In addition, pursuant to the Settlement Agreement, the Company agreed to dismiss the counterclaims against Janssen alleging unfair competition and promissory fraud and released Janssen from the alleged counterclaims.

11.
Income taxes

The Company recorded income tax expense of $0.0 million and $0.8 million for the three and nine months ended September 30, 2023, primarily related to the agreement with Amoytop as discussed in footnote 9.

The Company has a history of losses and projects losses for the full year 2023. The Company continues to maintain a full valuation allowance on its net deferred tax assets.

12.
Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss	$(18,041)	$(18,621)	$(59,787)	$(74,160)
Weighted average common stock outstanding, basic and diluted	43,496,975	42,761,928	43,209,656	42,647,732
Net loss per share - basic and diluted	$(0.41)	$(0.44)	$(1.38)	$(1.74)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Options to purchase common stock	11,131,942	10,082,266	11,131,942	10,082,266
Unvested restricted stock	134,120	-	134,120	-
	11,266,062	10,082,266	11,266,062	10,082,266

13.
Subsequent events

In preparing the interim financial statements for the three and nine months ended September 30, 2023, the Company evaluated subsequent events for recognition and measurement purposes during which time the following events has occurred that require disclosure:

PIPE offering

On October 25, 2023, the Company closed its private investment in public equity (PIPE) offering that resulted in gross proceeds of $92,149,996.41. In the PIPE, the Company issued 31,429,266 shares of its common stock, pre-funded warrants (Pre-Funded Warrants) to purchase up to 81,054,686 shares of its common stock and accompanying common warrants (Common Warrants) to purchase up to 56,241,973 shares of its common stock. The combined price per share of common stock and accompanying Common Warrant is $0.8193 and the combined price per Pre-Funded Warrant and Common Warrant is $0.8192.

Each Pre-Funded Warrant has an exercise price of $0.0001 per share of common stock, is immediately exercisable and does not expire. Each Common Warrant has an exercise price of $0.7568, is immediately exercisable and will expire in October 2030.

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

Our primary area of focus is NASH, a complex, chronic liver disease where combination regimens may prove beneficial. Our most advanced drug candidate for NASH is ALG‑055009, a small molecule thyroid hormone receptor (THR‑ß) agonist. This drug candidate recently completed evaluation in a Phase 1 study in healthy volunteers (HVs) (oral single ascending doses (SAD)) and subjects with hyperlipidemia (14 oral daily doses). Preliminary data after single doses up to 4 mg and multiple doses up to 1 mg showed that ALG‑055009 was well tolerated, had dose proportional pharmacokinetics (PK) with low variability, and demonstrated expected thyromimetic effects (i.e., generally dose proportional increases in sex hormone binding globulin and decreases in various atherogenic lipids and thyroid hormones). In this same study, we have also conducted a relative bioavailability study in HVs where we have shown the Phase 2 gel cap formulation delivers similar exposures (~86%) compared to the Phase 1 liquid formulation, low variability and no evidence of a meaningful food effect. We are presently taking the necessary steps to advance ALG‑055009 into a Phase 2 proof of concept study, the design of which is currently being discussed with the FDA (Type D meeting) and also with investigators, including the study’s Principal Investigator, Dr. Stephen Harrison. The study’s preliminary design is as a 12-week randomized, placebo-controlled trial evaluating 3-4 doses of ALG-055009 vs. placebo in approximately 100 subjects with NASH. In addition to collecting safety and PK data, the study will also assess multiple efficacy biomarkers, which include MRI-PDFF and other non-invasive tests previously shown to be impacted by treatment with THR‑ß agonists. We anticipate submitting to the recently opened IND the final Phase 2 protocol in Q4 of 2023, followed by dosing in subjects beginning in Q1 2024, and anticipate sharing topline safety and efficacy (12 week MRI-PDFF) data in Q4 2024. We believe ALG‑055009 has the potential to become a best‑in‑class THR‑ß agonist and could play an integral role in future NASH combination regimens based on its favorable PK profile, which could result in uniform exposures and lead to consistent efficacy and safety in a NASH population.

In addition to our small molecule THR‑ß program, we are also progressing oligonucleotide projects for NASH, including in collaboration with Merck. These programs are currently progressing through preclinical activities.

Our second area of focus is to develop drug candidates with pan-coronavirus antiviral activity, including against Severe Acute Respiratory Syndrome coronavirus 2 (SARS-CoV-2), the virus responsible for COVID-19. In this area of focus, we are using a small molecule approach, where we are exploring coronavirus 3CL protease inhibitors (PIs) in collaboration with Katholieke Universiteit Leuven (KU Leuven), the Center for Innovation and Stimulation of Drug Discovery (CISTIM) and the Centre for Drug Design and Discovery (CD3). Our lead candidate, ALG‑097558, is at least 6-fold more potent in cell-based assays against a panel of SARS-CoV-2 variants (including Omicron) than nirmatrelvir and other PIs in clinical development, demonstrates broad pan-coronavirus activity, and, based on emerging clinical data, is not projected to require ritonavir boosting. Evaluation of ALG‑097558 in the hamster SARS-CoV-2 infection model has shown that, when dosed prior to infection or up to 24 hours post-infection, the compound caused a significant reduction in the levels of infectious virus in the lungs. ALG‑097558 also appeared to better maintain its antiviral activity against certain resistant mutants compared to other PIs in development based on publicly available data. The safety and PK properties of ALG-097558 are currently being assessed in an ongoing Phase 1 study in HVs. To date single doses up to 800 mg have been well tolerated with PK similar to projections. We anticipate initiating multiple dose cohorts beginning in Q4 2023 and expect to share topline data from this study in H1 2024.

Preclinical activities for the ALG-097558 program were partially funded through a grant from the National Institutes of Health (NIH) and the National Institute of Allergy and Infectious Diseases (NIAID) Antiviral Drug Discovery (AViDD) Centers for Pathogens of Pandemic Concern program through the Metropolitan AntiViral Drug Accelerator (MAVDA) consortium. The ALG-097558 program is now also being funded with federal funds from the NIAID, NIH, Department of Health and Human Services, under Contract No. 75N93023C00052, which will partially support the further clinical development of ALG-097558. We expect to receive approximately $11 million in funds across these two NIH awards and contracts.

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

The initial Phase 1a study in HVs for our CAM-E, ALG‑000184, has been completed as has a Phase 1b dose ranging study evaluating the safety, PK and antiviral activity of 10-300 mg doses of ALG‑000184 for 28 days among untreated HBV e-antigen (HBeAg) positive/negative CHB subjects. For these studies, ALG‑000184 was found to be well tolerated with a favorable PK profile and demonstrated potentially best-in-class HBV DNA and RNA reductions as well as HBsAg reductions in a subset of HBeAg positive subjects receiving 300 mg ALG‑000184 (Hou et. al, AASLD 2022). Based on the favorable profile after dosing ≤300 mg ALG‑000184 x 28 days, additional Phase 1b cohorts are currently ongoing and evaluating the risk-benefit profile of 100-300 mg doses of ALG‑000184 + entecavir (ETV) therapy for up to 96 weeks in HBeAg positive or negative CHB subjects. Preliminary data have been presented for several of these cohorts (McClure et al, Global Hepatitis Summit, April 2023, Hou et al., EASL 2023) and indicate that ALG‑000184 dosed for up to 36 weeks is well tolerated with a favorable PK profile and potentially best-in-class antiviral activity. Specifically, antiviral activity data in subjects dosed with 300 mg ALG-000184 + ETV for up to 36 weeks are available in a cohort (Part 4 Cohort 2) of HBeAg positive subjects with normal/elevated baseline ALT. In this cohort, we observed mean DNA reductions of over 6 log10 IU/mL. Notably, subjects in this cohorts who initially received ETV x 12 weeks had more modest reductions in HBV DNA vs. subjects receiving ALG‑000184 + ETV over the same time period. However, these subjects then experienced further reductions in HBV DNA levels once they started receiving the combination and their HBV DNA levels also reached levels exceeding 6 log10 IU/mL, indicating an additive effect of ALG-000184 with ETV. Among the subjects in Part 4 Cohort 2 who were dosed with 300 mg ALG‑000184 + ETV, HBsAg levels declined in a majority of subjects by at least 0.4 and 1.0 log10 IU/mL after dosing for 12 and 24 weeks, respectively; the maximum HBsAg decline observed at that time was 2.0 log10 IU/mL at week 36. By comparison, no meaningful change in HBsAg levels was observed in subjects dosed with ETV alone. Dosing of HBeAg positive/negative subjects with ALG‑000184 + ETV in ongoing cohorts will continue throughout 2023 and interim safety, PK, and antiviral activity data will be presented at scientific conferences throughout the year, including as a late breaking poster (“Long-term dosing with the capsid assembly modulator ALG-000184 results in multi-log reductions of DNA, RNA, HBsAg, HBeAg, and HBcrAg in untreated HBeAg positive chronic hepatitis B subjects,” to be presented by Dr. MF Yuen, Chair Professor of Gastroenterology and Hepatology, University of Hong Kong), which is to be presented on November 13, 2023 at The Liver Meeting® of the American Association for the Study of Liver Diseases (AASLD).

We are also exploring ways to boost immune responses via small molecule inhibitors of the Programmed Cell Death Ligand 1 (PD-L1) transmembrane protein and its interaction with PD-1. We have rationally designed these T cell activating drug candidates to partition in the liver and thereby potentially mitigate systemic toxicity in an effort to develop better tolerated PD-1/PD-L1 inhibitors for CHB patients. Lead molecules developed to date show similar in vivo efficacy in tumor models to approved PD-1/PD-L1 antibodies. Our small molecule lead compounds also demonstrate greater PD-L1 target occupancy at a lower dose in a humanized PD-L1 subcutaneous tumor model compared to competitor small molecule PD-L1 inhibitors.

For our siRNA drug candidate targeting HBsAg production, ALG‑125755, we conducted a Phase 1 study evaluating single doses ranging from 20-200 mg and 50-320 mg in HVs and virologically suppressed HBeAg negative CHB subjects, respectively. In this study, we found that these single doses were well tolerated with a favorable PK profile. With respect to antiviral activity, available data indicate evidence of HBsAg lowering at all 3 dose levels evaluated. We plan to seek additional external funding to further advance this drug candidate in clinical development.

We believe that combination regimens utilizing our portfolio of CHB drug candidates, with or without other mechanisms of action, may lead to higher rates of functional cure.

We have incurred net losses and negative cash flows from operations in each year since our formation in February 2018. Our net losses were $18.0 million and $59.8 million for the three and nine months ended September 30, 2023, respectively, and our net losses were $18.6 million and $74.2 million for the three and nine months ended September 30, 2022. We have had no revenue from product sales. As of September 30, 2023, we had an accumulated deficit of $458.9 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. Our net operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of our clinical trials and nonclinical studies and our other research and development expenses. We have no internal manufacturing capabilities or sales force and outsource a substantial portion of our clinical trial work to third parties.

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

We track direct external research and development expenses on a program-specific basis (steatohepatitis, coronaviruses, chronic hepatitis B and early-stage programs). The following table summarizes these research and development costs, in thousands:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Direct research and development expenses by development program:
Non-alcoholic Steatohepatitis program	$1,642	$677	$4,266	$3,448
Coronaviruses program	3,092	1,181	7,361	3,790
Chronic Hepatitis B program	973	444	5,572	15,977
Other early-stage programs	1,741	2,839	4,980	8,597
Total direct research and development expenses	$7,447	$5,141	$22,178	$31,812
Total indirect research and development expenses	8,420	12,649	28,605	34,165
Total research and development expense	$15,867	$17,791	$50,783	$65,977

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

Results of Operations

Comparison of the three and nine months ended September 30, 2023 and 2022

Operating expenses

The following table summarizes our operating expenses for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2023	2022	($)%		2023	2022	($)%

Operating expenses:
Research and development	$15,867	$17,791	$(1,924)	-11%	$50,783	$65,977	$(15,194)	-23%
General and administrative	6,443	5,263	1,180	22%	$24,195	$19,291	4,904	25%
Total operating expenses	$22,310	$23,054	$(744)	-3%	$74,978	$85,268	$(10,290)	-12%

Research and development expenses

Research and development expenses decreased by $1.9 million during the three months ended September 30, 2023, compared to the same period in 2022. The decrease in the three-month period was primarily due to a $2.0 million decrease in employee-related costs including a $0.4 million decrease in stock-based compensation, as well as a $1.9 million decrease in facility and other expenses. This was partially offset by an increase of $2.0 million in third-party expenses due to the milestone payment to Katholieke Universiteit Leuven (KU Leuven) under its collaboration agreement related to the coronaviruses and the dosing of the first patient in a Phase 1 clinical trial.

Research and development expenses decreased by $15.2 million during the nine months ended September 30, 2023, compared to the same period in 2022. The decrease in the nine-month period was due primarily to a decrease of $12.3 million in third-party expenses mainly related to our discontinued STOPs and ASO programs in 2022, partially offset by increases in our ongoing activities and related expenditures associated with our CAM clinical trial activities and NASH program, as well as the milestone payment to Katholieke Universiteit Leuven (KU Leuven) under its collaboration agreement related to the coronaviruses and the dosing of the first patient in a Phase 1 clinical trial. There was also a decrease of $3.5 million in depreciation and employee-related costs, of which $0.6 million related to stock-based compensation, due to reduced headcount. Partially offsetting this, there was an increase of $0.6 million in other costs including facility expenses due to the right of use asset impairment.

General and administrative expenses

General and administrative expenses increased by $1.2 million during the three months ended September 30, 2023, compared to the same period in 2022. This was primarily due to a $1.1 million increase in facility and other expenses, and a $0.1 million increase in legal and related costs.

General and administrative expenses increased by $4.9 million during the nine months ended September 30, 2023, compared to the same period in 2022. This was primarily due to an increase of $6.6 million in legal and related costs. This was partially offset by a decrease of $1.3 million related to facility and other costs and a decrease of $0.4 million in employee-related costs.

Interest and other income, net

The following table summarizes our interest and other income, net for the three and nine months ended September 30, 2023 and 2022 (in thousands):

`	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2023	2022	($)%		2023	2022	($)%

Interest income, net	$1,005	$466	$539	116%	$2,708	$764	$1,944	255%
Other income (expense), net	54	(182)	236	-130%	460	31	429	1398%
Total interest and other income, net	$1,059	$284	$775	273%	$3,168	$795	$2,373	299%

Interest income, net increased by $0.5 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to a general increase in market interest rates.

Interest income, net increased by $1.9 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to a general increase in market interest rates.

Other income, net increased for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, due primarily to foreign currency exchange gains.

Other income, net increased for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, due primarily to foreign currency exchange gains.

Liquidity and capital resources

Liquidity

We have incurred net losses since inception. We have not generated any revenue from product sales or any other sources and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any drug candidates for at least several years, if ever.

Our operations have been financed primarily by net proceeds from the sale and issuance of our convertible preferred stock, net proceeds from our IPO, proceeds from public offerings, and proceeds from private placements of our common stock, warrants and pre-funded warrants, and the issuance of convertible debt.

As of September 30, 2023, we had cash, cash equivalents and investments of $70.4 million. Additionally, we raised gross proceeds of approximately $92 million from our private placement in October 2023.

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
•
any lawsuits related to our drug candidates or commenced against us;
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

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Net cash used in operating activities	$(56,339)	$(62,606)
Net cash provided by (used in) investing activities	44,988	(37,897)
Net cash provided by financing activities	392	43
Net decrease in cash, cash equivalents, and restricted cash	$(10,959)	$(100,460)

Operating activities

During the nine months ended September 30, 2023, operating activities utilized $56.3 million of cash, primarily resulting from our net loss of $59.8 million and net changes in operating assets and liabilities of $9.2 million, partially offset by non-cash charges of $12.7 million. Net cash used in operating activities resulted in changes in our operating assets and liabilities of $9.2 million, consisting of a decrease of $1.8 million in accounts payable, a decrease of $3.7 million in accrued liabilities, a decrease of $1.8 million in operating lease liabilities, and a decrease of $6.7 million in deferred revenue from collaborations, partially offset by a decrease in other assets of $3.5 million and an increase of $1.2 million in deferred revenue from customers. The decrease in deferred revenue from collaborations was due to the recognition of revenue from collaborations due to progress towards the completion of the projects. The decrease in accrued liabilities was largely due to reduced manufacturing spend. The decrease in accounts payable is due to the timing of payments to vendors.

During the nine months ended September 30, 2022, operating activities utilized $62.6 million of cash, primarily resulting from our net loss of $74.2 million, and net changes in operating assets and liabilities of $2.4 million, partially offset by non-cash charges of $14.0 million. Net cash used in operating activities resulted in changes in our operating assets and liabilities of $2.4 million, consisting of a decrease of $0.1 million in accounts payable, a decrease of $11.5 million in accrued liabilities, a decrease of $1.3 million in operating lease liabilities, and an increase of $0.3 million in right of use assets, partially offset by an increase of $4.6 million in deferred revenue from collaborations, and a decrease in other assets of $6.2 million. The increase in deferred revenue from collaborations was a result of our First Amendment to the License and Research Collaboration Agreement (refer to Note 8 License and collaboration agreements, for details), partially offset by the recognition of revenue from collaborations due to progress towards the completion of the projects. The decrease in accrued liabilities was largely due to charges related to the discontinuation of our ASO and STOPs drug candidates, and payment of the annual bonus in 2022 that was accrued for in 2021.

Investing activities

During the nine months ended September 30, 2023, investing activities provided $45.0 million of cash, primarily due to $45.0 million of investment maturities.

During the nine months ended September 30, 2022, investing activities utilized $37.9 million of cash, primarily for $79.7 million of investment purchases, and $0.9 million of property and equipment purchases, partially offset by $42.7 million of investment maturities.

Financing activities

During the nine months ended September 30, 2023, net cash provided by financing activities was $392 thousand, consisting primarily of proceeds from the ESPP purchase and from the exercise of stock options, partially offset by payments of our finance leases.

During the nine months ended September 30, 2022, net cash provided by financing activities was $43 thousand, consisting primarily of proceeds from the purchase of shares in our Employee Stock Purchase Plan, partially offset by payments of our finance leases.

Contractual obligations and commitments

We have no material changes to our contractual obligations and commitments as of September 30, 2023 as disclosed in the contractual obligations and commitment section in our Annual Report on Form 10-K filed with the SEC on March 9, 2023.

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

For a discussion of our critical accounting estimates, see “Management’s discussion and analysis of financial condition and results of operations” and the notes to our audited financial statements in our annual report on Form 10-K, filed with the SEC on March 9, 2023 for the year ended December 31, 2022, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through September 30, 2023 from those discussed in our Form 10-K.

Recently issued and adopted accounting pronouncements

For a description of the expected impact of recently adopted accounting pronouncements, see Note 2. Summary of Significant Accounting Policies in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates applicable to our investment portfolio of cash equivalents and short-term investments. As of September 30, 2023, our cash equivalents consisted primarily of money market funds, and our investments consisted of certificates of deposit available-for-sale securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Should U.S. interest rates decline, interest income would be reduced in future periods for short-term investments which mature and the proceeds of which are reinvested in similar instruments at lower interest rates. Additionally, the fair value of our short-term investments is subject to change as a result of potential changes in market interest rates, including changes resulting from the impact of the COVID-19 pandemic. The potential change in fair value from interest-rate-sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of September 30, 2023, we estimate that a hypothetical 100 basis point adverse movement would not result in a material impact on our financial position or results of operations or cash flows. As of September 30, 2023, we had no debt outstanding, besides short-term payables arising in the normal course of business, and are therefore not exposed to interest rate risk with respect to debt.

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

Evaluation of disclosure controls and procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 16, 2023, the Company entered into a settlement agreement with Janssen that provides for the resolution of the action brought by Janssen alleging breach of contract by Lawrence M. Blatt, and Leonid Beigelman, and tortious interference with contract by the Company and seeking declaratory judgment of ownership of certain intellectual property by the Company, among other claims. Pursuant to the settlement agreement, Janssen agreed to dismiss the action and released the Company, Dr. Blatt and Dr. Beigelman from the claims alleged. In addition, pursuant to the Settlement Agreement, the Company agreed to dismiss the counterclaims against Janssen alleging unfair competition and promissory fraud and released Janssen from the alleged counterclaims.

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

Since inception, we have incurred significant net losses. Our net losses were $18.0 million and $59.8 million for the three and nine months ended September 30, 2023, respectively, and $96.0 million for the year ended December 31, 2022. As of September 30, 2023, we had a total stockholders’ equity of $54.8 million. We have funded our operations to date primarily with proceeds from the sale of common stock, preferred stock and convertible notes. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our drug candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We may continue to incur significant expenses and operating losses for the foreseeable future.

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

Our operations have consumed substantial amounts of cash since our inception. Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our initial nonclinical and clinical drug candidates. Nonclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of September 30, 2023, we had unrestricted cash, cash equivalents and investments of $70.4 million. In October 2023, we closed a private placement, which resulted in gross proceeds of approximately $92 million, before deducting placement agent fees and expenses. We expect to continue to spend substantial amounts to continue the nonclinical and clinical development of our current and future programs. If we are able to gain marketing approval for drug candidates that we develop, we will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate we develop.

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
•
any lawsuits related to our drug candidates or commenced against us;
•
the timing, receipt and amount of sales of, or profit share or royalties on, our future products, if any;
•
the emergence of competing therapies for hepatological indications and viral diseases and other adverse market developments; and
•
any acquisitions or in-licensing of other programs or technologies.

To date, we have primarily financed our operations through the sale of common stock, preferred stock and convertible notes. For example, in November 2021, we filed a Registration Statement on Form S-3 covering the offering of up to $400.0 million of common stock, preferred stock, debt securities, warrants and units, which was declared effective by the SEC in November 2021 (November 2021 Shelf Registration Statement). In November 2021, we also entered into a sales agreement (November 2021 Sales Agreement), with Jefferies LLC, as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million pursuant to the November 2021 Shelf Registration Statement as an “at-the-market” offering under the Securities Act (ATM Offering Program). In October 2023, we completed a private placement of common stock, warrants and pre-funded warrants

We expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. In addition, we may seek additional capital to take advantage of favorable market conditions or strategic opportunities even if we believe we have sufficient funds for our current or future operating plans. Based on our research and development plans, we expect that our existing cash, cash equivalents and investments will enable us to fund our operations for at least 12 months following the date of this report. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business, the global business and economic environment that resulted from the COVID-19 pandemic and the macro-economic environment generally.

Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. For example, the current inflationary economic environment, the COVID-19 pandemic, and rising interest rates have resulted in a disruption of global financial markets. If the disruption persists or deepens, we could be unable to access additional capital, which could negatively affect our ability to consummate certain corporate development transactions or other important, beneficial or opportunistic investments. If additional funds are not available to us when we need them, on terms that are acceptable to us, or at all, we may be required to:

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
•
expenditures that we may incur in any lawsuits related to our drug candidates or commenced against us;
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

If we fail to comply with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price of $1.00 per share and timely filing of all periodic financial reports, or risk delisting, which would have a material adverse effect on our business. In the event we are delisted from Nasdaq, the only established trading market for our common stock would be eliminated, and we would be forced to list our shares on the OTC Markets or another quotation medium, depending on our ability to meet the specific listing requirements of those quotation systems. As a result, an investor would likely find it more difficult to trade or obtain accurate price quotations for our shares. Delisting would likely also reduce the visibility, liquidity, and value of our common stock, reduce institutional investor interest in our company, and may increase the volatility of our common stock. Delisting could also cause a loss of confidence of potential industry partners, lenders, and employees, which could further harm our business and our future prospects.

On September 5, 2023, we received a letter from Nasdaq indicating that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share required for continued inclusion on the Nasdaq Global Select Market under the Nasdaq Listing Rules. The notice had no immediate effect on the listing or trading of our common stock.

Under Nasdaq Listing Rule 5810(c)(3)(A), if during the 180 calendar day period following the date of the notice, the closing bid price of our Common Shares is at or above $1.00 for a minimum of 10 consecutive business days, we would regain compliance with the minimum bid price requirement and our Common Shares would continue to be eligible for listing on the Nasdaq Global Select Market, absent noncompliance with any other requirement for continued listing.

We intend to monitor the closing bid price of our common stock and consider our available options if the closing bid price of our common stock remains below $1.00 per share. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement during the 180-day compliance period with respect to the minimum bid price requirement, maintain compliance with the other listing requirements, or maintain the listing of our common stock on Nasdaq.

Delisting from the Nasdaq Global Select Market or any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock, the sale or purchase of our common stock would likely be made more difficult and the trading volume and liquidity of our common stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our common stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

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

Specifically, should we experience another pandemic or epidemic outbreak on a similar if not greater scale as the COVID-19 outbreak, the clinical trial sites for our current drug trials, including for ALG‑055009, ALG-000184, ALG-097558 and ALG-125755, and future planned trials may be affected due to prioritization of hospital resources toward the outbreak efforts, travel or quarantine restrictions imposed by national, federal, state or local governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. Some of our third-party manufacturers we use for the supply of materials for drug candidates or other materials necessary to manufacture product to conduct clinical trials may be located in countries affected by the outbreak, and, should they experience disruptions such as temporary closures or suspension of services, we would likely experience delays in advancing these trials.

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

In addition, another party may be successful in producing a more efficacious therapy for COVID-19 or a therapy with a more convenient or preferred route of administration or in producing a therapy in a more timely manner, which may lead to the diversion of funding away from us and toward other companies or lead to decreased demand for our potential therapies. For instance, on December 22, 2021, Pfizer, Inc. received an emergency use authorization from the FDA for Paxlovid, an orally administered SARS-CoV-2 protease inhibitor co-administered with ritonavir. Similarly, Merck (together with Ridgeback Bio), is developing the drug molnupiravir, an oral antiviral drug which has been issued an emergency use authorization by the FDA on December 23, 2021. Several drugs are likely being used off-label for treatment, such as dexamethasone. Several approved drugs are being studied for their utility in reducing the severity of SARS-CoV-2 infections, including Soliris by Alexion Pharmaceuticals Inc., Atea Pharmaceuticals, Inc., Jakafi by Incyte Corporation, and Kevzara by Sanofi S.A./Regeneron Pharmaceuticals, Inc. There are significant efforts by other companies globally to develop both therapeutic and prophylactic drug candidates. These other entities may be more successful at developing, manufacturing or commercializing a therapy for COVID-19, especially given that several of these other organizations are much larger than we are and have access to larger pools of capital, including U.S. government funding, and broader manufacturing infrastructure. The success or failure of other entities, or perceived success or failure, may adversely impact our ability to obtain any future funding for our development and manufacturing efforts or to ultimately commercialize a therapy for COVID-19, if approved.

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

From time to time, we may disclose interim data from our clinical trials, including candidates ALG‑055009, ALG-000184, ALG-097558 and ALG-125755. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more data on existing patients become available. Adverse differences between interim data and final data could significantly harm our business, financial condition, results of operations and prospects. From time to time, we may also publicly disclose preliminary or “topline” data from our clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same clinical trials, or different conclusions or considerations may qualify such topline results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.

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

Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. For example, we are conducting our initial clinical trials for ALG-055009, ALG-000184, ALG-097558 and ALG-125755 in many countries (e.g., New Zealand, Hong Kong, the United Kingdom), and plan to conduct additional clinical trials in several other countries and territories within the Asia Pacific and/or Europe and our conduct of the trials must satisfy specific requirements in order for the FDA to accept the data in support of an IND or NDA in the United States. Further, any regulatory approval for our drug candidates may be withdrawn. If we fail to comply with the applicable regulatory requirements, our target market will be reduced and our ability to realize the full market potential of our drug candidates will be harmed and our business, financial condition, results of operations and prospects could be harmed.

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

Additionally, because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or drug candidates or for indications that later prove to have greater commercial potential. For example, we are currently focused on the development of our current drug candidates for hepatological indications. In addition, we are pursuing other drug candidates for viral diseases. However, the advancement of these drug candidates may ultimately prove to be unsuccessful or less successful than another program in our pipeline that we might have chosen to pursue on a less aggressive basis. However, due to the significant resources required for the development of our drug candidates, we must focus on specific diseases and disease pathways and decide which drug candidates to pursue and the amount of resources to allocate to each. Our near-term objective is to demonstrate favorable profiles through Phase 1 clinical trials of our drug candidates ALG‑055009, ALG-000184, ALG-097558 and ALG-125755. Our estimates regarding the potential market for our drug candidates could be inaccurate and our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular drug candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, any potential decision to delay or terminate development of a drug candidate or program may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. Further, if we do not accurately evaluate the commercial potential for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate. Alternatively, we may allocate internal resources to a drug candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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

We do not have the ability to independently conduct certain nonclinical studies and clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs, to conduct or otherwise support certain nonclinical studies and clinical trials for our drug candidates, including ALG‑055009, ALG‑000184, ALG-097558 and ALG-125755, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our nonclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our nonclinical studies or clinical trials, we could be subject to untitled and warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

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

We are highly dependent on our management, scientific and medical personnel. The loss of the services of any of them may adversely impact the achievement of our objectives. Any of our executive officers could leave our employment at any time, as all of our employees are “at-will” employees. We currently do not have “key person” insurance on any of our employees.

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

As of September 30, 2023, we had 68 full-time employees, including 52 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

As of September 30, 2023, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 51.2% of our outstanding common stock (assuming all shares of non-voting common stock are converted into voting common stock in accordance with the terms of our amended and restated certificate of incorporation). In addition, in our October 2023 private placement, certain of the holders of 5% or more of our capital stock acquired pre-funded warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $0.0001 per share) and common warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $0.7568 per share). Until exercised, the shares issuable upon the exercise of the pre-funded warrants and the common warrants are not included in the number of our outstanding shares of common stock. If such holders exercise their warrants, then the shares of our capital stock beneficially owned by our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates would increase significantly. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

The dual class structure of our common stock may limit an investor’s ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Consequently, the exercise by holders of our non-voting common stock of their option to make this conversion will have the effect of increasing the relative voting power of such holders, and correspondingly decreasing the voting power of the holders of our common stock, which may limit an investor’s ability to influence corporate matters. As of September 30, 2023, we had 3,092,338 shares of non-voting common stock outstanding. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the Securities Exchange Act), and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline.

As of September 30, 2023, approximately 12.5 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Our current shares outstanding and resulting market valuation do not reflect shares of our common stock issuable upon the exercise of pre-funded warrants and common warrants that are exercisable at the discretion of the holders of such warrants. If we sell shares of our common stock in future financings, stockholders may experience immediate dilution and, as a result, our stock price may decline.

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, in October 2023, we closed a private placement which included the sale of pre-funded warrants and common warrants to purchase shares of our common stock. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution, such dilutive impact may be difficult to compute, and our stock price may decline.

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

Issuer purchasers of equity securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Provided Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	10/20/2020	3.1

3.2	Amended and Restated Bylaws.	8-K	10/20/2020	3.2

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/9/2020	4.2

4.3	Form of Common Warrant Agreement.	8-K	10/25/2023	4.2

4.4	Form of Pre-Funded Warrant Agreement.	8-K	10/25/2023	4.1

10.1	Form of Securities Purchase Agreement.	8-K	10/25/2023	10.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 has been formatted in Inline XBRL.				X

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

ALIGOS THERAPEUTICS, INC.

Date: November 2, 2023	By:	/s/ Lawrence Blatt
Lawrence Blatt
Chairman and Chief Executive Officer

Date: November 2, 2023	By:	/s/ Lesley Ann Calhoun
Lesley Ann Calhoun
Chief Financial Officer