Form 10-K
period 2023-12-31
Aligos Therapeutics, Inc.
filed 2024-03-12
CIK 1799448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-39617

Aligos Therapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	82-4724808
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Corporate Drive, 2nd Floor South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 466-6059

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value, $0.0001 per share	ALGS	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

The aggregate market value of common stock held by non-affiliates of the Registrant was approximately $20.2 million as of June 30, 2023, the last business day of the Registrant's most recently completed second fiscal quarter, based on (i) 43,502,582 shares of common stock, $0.0001 par value per share, outstanding, comprised of 40,410,244 shares of voting common stock, $0.0001 par value per share and 3,092,338 shares of non-voting common stock, $0.0001 par value per share, and (ii) the closing sales price for the Registrant’s common stock on the Nasdaq Global Select Market on such date.

As of March 8, 2024, the Registrant had 75,668,521 shares of common stock, $0.0001 par value per share, outstanding, comprised of 72,576,183 shares of voting common stock, $0.0001 par value per share and 3,092,338 shares of non-voting common stock, $0.0001 par value per share. This number does not include 81,054,686 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of March 4, 2024 (which are immediately exercisable at an exercise price of $0.0001 per share of common stock, subject to beneficial ownership limitations) sold in the Registrant’s private placement on October 23, 2023. See Note 8— Common Warrants and Pre- Funded Warrants to the Registrant’s audited financial statements.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Report.

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
•
If we fail to comply with the continued listing requirements of the Nasdaq Stock Market LLC (Nasdaq), our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
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

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel therapeutics to address unmet medical needs in liver diseases and viral infections, including in the areas of metabolic dysfunction associated steatohepatitis (MASH), chronic hepatitis B (CHB) and coronavirus (e.g., SARS-CoV-2 and related infections). We utilize our proprietary small molecule and oligonucleotide platforms to develop pharmacologically optimized drug candidates designed to achieve improved treatment outcomes.

Our primary area of focus is MASH, a complex, chronic liver disease where combination regimens may prove beneficial. Our most advanced drug candidate for MASH is ALG‑055009, a small molecule thyroid hormone receptor beta (THR‑ß) agonist. This drug candidate recently completed evaluation in a Phase 1 study in healthy volunteers (HVs) (oral single ascending doses (SAD)) and in subjects with hyperlipidemia (14 oral daily doses). Clinical data after single doses up to 4 mg and multiple doses up to 1 mg showed that ALG‑055009 was well tolerated, had dose proportional pharmacokinetics (PK) with low intersubject variability, and demonstrated expected thyromimetic effects (i.e., generally dose proportional increases in sex hormone binding globulin and decreases in various atherogenic lipids and thyroid hormones). In this same study, we have also evaluated relative bioavailability where we have shown the soft gelatin capsules to be used on Phase 2 studies, delivers similar exposures compared to the solution used in Phase 1 studies; we observed low intersubject PK variability and there was no evidence of a meaningful food effect. Currently, we are initiating a Phase 2a proof of concept study (HERALD) under an amendment to an open investigational new drug application (IND). The study’s design is a 12-week randomized, placebo-controlled trial evaluating 4 doses of ALG-055009 vs. placebo in approximately 100 subjects with presumed liver fibrosis stage 1-3 (F1-F3) MASH. In addition to collecting safety and PK data, this study is also designed to assess multiple efficacy biomarkers, which include MRI-PDFF and other non-invasive tests previously shown to be impacted by treatment with THR‑ß agonists. We anticipate dosing to begin in the second quarter of 2024 and with topline safety and 12 week MRI-PDFF data from this study in the fourth quarter of 2024. We believe ALG‑055009 has the potential to become a best‑in‑class THR‑ß agonist and could play an integral role in future MASH combination regimens based on its enhanced potency, beta selectivity, and its PK profile versus other THR‑ß drugs in development.

In addition to our small molecule THR‑ß program, we are also progressing oligonucleotide projects for MASH, including the collaboration with Merck. The programs are currently progressing through preclinical activities.

Our second area of focus seeks to enhance the viral suppression and rate of functional cure for CHB, which often results in life-threatening conditions such as cirrhosis, end-stage liver disease and, the most common form of liver cancer, hepatocellular carcinoma (HCC). To achieve this, we are developing a portfolio of differentiated CHB drug candidates, including a small molecule Capsid Assembly Modulator that results in the production of empty viral capsids (CAM-E) and small molecule inhibitors of the Programmed Cell Death Ligand 1 (PD‑1/PD-L1) interaction.

We have completed the initial Phase 1a study in HVs for our CAM-E, ALG‑000184, and a Phase 1b dose ranging study evaluating the safety, PK and antiviral activity of 10-300 mg doses of ALG‑000184 for 28 days among untreated HBV e-antigen (HBeAg) positive/negative CHB subjects. For these studies, ALG‑000184 was found to be well tolerated with a favorable PK profile and demonstrated potentially best-in-class substantial HBV DNA and RNA reductions at all doses tested, as well as HBV surface antigen (HBsAg) reductions in a subset of HBeAg positive subjects receiving 300 mg ALG‑000184 (Hou et. al, AASLD 2022). Based on the favorable profile after dosing up to 300 mg ALG‑000184 x 28 days, additional Phase 1b cohorts are currently ongoing and evaluating the risk-benefit profile of up to 300 mg doses of ALG‑000184 with or without entecavir (ETV) therapy for up to 96 weeks in HBeAg positive/negative CHB subjects. Preliminary data have been presented for several of these cohorts (Hou et al., EASL 2023, Yuen et al., AASLD 2023) and indicate that ALG‑000184 dosed for up to 48 weeks has shown to be well tolerated with a favorable PK profile and potentially best-in-class antiviral activity. Specifically, antiviral activity data in subjects dosed with 300 mg ALG‑000184 + ETV for up to 48 weeks are available in cohorts (Part 4 Cohorts 2 and B) of HBeAg positive subjects with normal/elevated baseline ALT. In these cohorts, we observed mean DNA reductions of 6.8 log10 IU/mL. Notably, subjects in these cohorts who initially received ETV x 12 weeks had more modest reductions in HBV DNA as compared to subjects receiving ALG‑000184 + ETV over the same time period. In addition, subjects initially receiving ETV only then experienced further reductions in HBV DNA levels once they started receiving the combination of ETV and ALG‑000184, and their HBV DNA levels also reached levels exceeding 6 log10 IU/mL, indicating an additive antiviral effect of ALG-000184 with ETV. Further, as of February 28, 2024, subjects receiving 300 mg ALG‑000184 monotherapy had similar DNA reductions as subjects receiving 300 mg ALG‑000184 + ETV and no subject has experienced viral breakthroughs. This indicates ETV is not meaningfully contributing to observed antiviral activity and there is no evidence of emergence of resistance after dosing with ALG‑000184 monotherapy for up to 48 weeks, the last time point studied to date. We have also observed in subjects dosed with either 100 or 300 mg of ALG-000184 + ETV that mean blood levels of all the three major viral antigens (HBsAg, HBeAg, and HBV core-related antigen (HBcrAg)) all declined by at least 1.2 log10 units and these declines were dose related. Maximum individual declines of these antigens ranged from 2.0-2.5 log10 units over this time period. By comparison, no meaningful change in any of these antigen levels was observed in subjects dosed with ETV alone. Dosing of HBeAg positive/negative subjects with ALG‑000184 + ETV in ongoing cohorts will continue throughout 2024 and interim safety, PK, and antiviral activity data will be presented at scientific conferences throughout the year. We believe that our CAM‑E, ALG‑000184, can lead to greater rates of viral suppression and, in combination with other mechanisms of action such as those in our CHB portfolio, also may lead to higher rates of functional cure.

For our siRNA drug candidate targeting HBsAg production, ALG‑125755, we conducted a Phase 1 study evaluating single doses ranging from 20-200 mg and 50-320 mg in HVs and virologically suppressed HBeAg negative CHB subjects, respectively. In this study, we found that these single doses were well tolerated with a favorable PK profile. With respect to antiviral activity, available data indicated evidence of HBsAg lowering at all 3 dose levels evaluated. We plan to seek additional external funding to further advance this drug candidate in clinical development.

We are also exploring ways to boost immune responses via small molecule inhibitors of the Programmed Cell Death Ligand 1 (PD-L1) transmembrane protein and its interaction with Programmed Cell Death Protein 1 (PD-1). We have rationally designed these T cell activating drug candidates to partition preferentially to the liver and thereby potentially mitigate systemic toxicity in an effort to develop better tolerated PD-1/PD-L1 inhibitors for CHB patients. Lead molecules developed to date show similar in vivo efficacy in tumor models to approved PD-1/PD-L1 antibodies. Our small molecule lead compounds also demonstrate greater PD-L1 target occupancy at a lower dose in a humanized PD-L1 subcutaneous tumor model compared to competitor small molecule PD-L1 inhibitors. We have recently selected two lead molecules and have initiated scale-up to enable further advancement towards clinical development.

Our third area of focus is to develop drug candidates with pan-coronavirus antiviral activity, including against Severe Acute Respiratory Syndrome coronavirus 2 (SARS-CoV-2), the virus responsible for COVID-19. In this area of focus, we are exploring small molecule coronavirus 3CL protease inhibitors (PIs) in collaboration with Katholieke Universiteit Leuven (KU Leuven), the Center for Innovation and Stimulation of Drug Discovery (CISTIM) and the Centre for Drug Design and Discovery (CD3). Our lead candidate, ALG‑097558, has been shown to be at least 6-fold more potent than nirmatrelvir and other PIs in clinical development in cell-based assays against a panel of SARS-CoV-2 variants (including Omicron). It also has demonstrated broad pan-coronavirus activity, and based on emerging Phase 1 clinical data, is not expected to require ritonavir boosting. Evaluation of ALG‑097558 in the hamster SARS-CoV-2 infection model has shown that, when dosed prior to infection or up to 24 hours post-infection, the compound caused a significant reduction in the levels of infectious virus in the lungs. ALG‑097558 also appeared to better maintain its antiviral activity against certain resistant mutants compared to other PIs in development based on publicly available data. The safety and PK properties of ALG-097558 are currently being assessed in an ongoing Phase 1 study in HVs. To date, single doses up to 2000 mg have been well tolerated with dose related increase in PK. Additionally, in the on-going multiple ascending dose cohort, it is well tolerated at the 350 mg BID dose for 7 days with additional multiple dose cohorts planned to be conducted in the first and second quarters of 2024. We expect to share topline data from this study at a scientific conference in the second quarter of 2024.

Preclinical activities for our coronavirus program were partially funded through a grant from the National Institutes of Health (NIH) and the National Institute of Allergy and Infectious Diseases (NIAID) Antiviral Drug Discovery (AViDD) Centers for Pathogens of Pandemic Concern program through the Metropolitan AntiViral Drug Accelerator (MAVDA) consortium. Specific clinical and nonclinical studies for the ALG-097558 program and the follow up compound, are now also being funded with federal funds from the NIAID, NIH, Department of Health and Human Services, under Contract No. 75N93023C00052. We plan to conduct the clinical pharmacology studies in the second half of 2024 through the end of 2025 as part of this NIAID contract. We expect to receive approximately $11.0 million in funds across these two NIH awards and contracts to support these activities. We are also presently seeking additional external funding (e.g., from governmental agencies) to support future studies (e.g., Phase 2) as we advance ALG-097558 for the treatment of COVID-19 and future coronavirus pandemics.

Our management team consists of a group of highly collaborative, culturally diverse executives with decades of drug discovery and development experience and a proven track record of success in the areas of viral infections and liver diseases. Most members of our management team have worked together across multiple companies, many for over a decade, and have been collectively involved in the discovery and/or development of a number of drugs that have been successfully commercialized, including Ganovo, Sovaldi, Infergen, Neupogen, Andexxa, Esbriet, and Pegasys among others. In support of our management team, we also have assembled an industry-leading board of directors and a world-class group of scientific advisors with significant experience in drug development for liver diseases and viral infections.

Our team’s collective experience and success in discovering and developing drugs targeting MASH and viruses, combined with our in-house expertise in small molecule and oligonucleotide drug discovery, gives us a differentiated set of capabilities, which has enabled us to rapidly establish a robust pipeline of multiple novel drug candidates, as summarized in the pipeline chart below.

Figure 1: Aligos development portfolio showing multiple milestones and data readouts anticipated in 2024

Our Strategy

Our strategy is to develop pharmacologically optimized drug candidates designed to achieve improved treatment outcomes. Our initial areas of focus are MASH and viral diseases, where our team can leverage their in-depth knowledge and expertise to develop potential regimens addressing large areas of unmet medical need. The core elements of our business strategy include:

•
Developing improved drug candidates against clinically validated targets. We leverage our small molecule and oligonucleotide platforms, which are designed to identify drug candidates with pharmacologically optimized characteristics compared to other drug candidates, including the potential for improved efficacy, safety and/or route of administration. By initially focusing on clinically validated targets, we increase the likelihood of demonstrating clinical efficacy and delivering optimized combination regimens.
•
Creating combination regimens designed to achieve better outcomes. We believe that most chronic and viral diseases require combination therapies for optimal treatment outcomes and that combining individual drugs which can act additively or synergistically provides the greatest potential for enhanced efficacy. For each of our drug candidates, our strategy in early phase studies is to rapidly evaluate safety and demonstrate proof of activity for each individual drug. Subsequently, we may plan to combine drug candidates in later phase trials to identify optimized combination regimens to be advanced into pivotal trials.
•
Expanding our development capabilities and pipeline. We are utilizing our in-house discovery expertise to continually improve upon our existing drug candidates by identifying promising backup candidates and exploring novel and emerging drug targets in MASH and viral diseases. We are also evaluating novel mechanisms of action with the potential to complement our current pipeline. To further supplement our internal discovery and development efforts, we actively evaluate external technology platforms and assets for future development candidates for liver and viral diseases. To date, we have secured licenses for technology from Emory, Luxna and AM Chemicals, LLC (AM Chemicals), and have entered into collaborations with KU Leuven’s Rega Institute for Medical Research, as well as its CD3, and we have a collaboration with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc. (known outside of the United States and Canada as MSD) (which Merck Sharp & Dohme Corp., or Merck & Co., Inc., individually or together, are referred to herein as “Merck”).
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

Our Approach to Research and Development

Our small molecule and oligonucleotide platforms are designed to allow us to discover drug candidates that can be used to develop potentially best-in-class combination regimens. We believe the diversity of chemical matter we can generate with these complementary modalities broadens the range of therapeutic targets we can address with our platforms and provides us with a differentiated set of in-house capabilities to use in developing novel, optimized combination regimens across all of our current areas of focus.

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

Our team has extensive end-to-end drug discovery and development experience across multiple therapeutic areas and disciplines. Our clinical development strategy leverages past experiences to rapidly advance drug candidates towards optimized combination regimens. We have strengthened our platforms by in-licensing select intellectual property, which, together with our in-house expertise, allows us to develop novel and proprietary drug candidates.

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

THR‑b agonists are small molecules that have been shown to significantly reduce circulating lipid levels and improve liver histology in patients with MASH. Based on publicly available and/or internally collected in vitro data for THR‑b agonists currently in clinical development, our drug candidate ALG‑055009 has demonstrated the greatest beta selectivity and highest potency for the THR‑beta receptor, which appears to be strongly correlated with efficacy (as determined by MRI proton density fat fraction – MRI-PDFF). ALG-055009 also demonstrated dose proportional pharmacokinetics with low variability and expected thyromimetic effects in a completed Phase 1 study evaluating dosing for up to 14 days. Importantly, the PK properties of ALG‑055009 included dose proportional increases in exposure across a broad range of doses as well as low inter-subject variability, which may result in more uniform exposures and potentially lead to more consistent efficacy and safety in a MASH population compared to other THR‑b drugs in development.

CAM-Es are small molecules that have been shown to significantly reduce HBV DNA and RNA levels in CHB patients. We have identified ALG‑001075, which has demonstrated potentially best-in-class in vitro potency. The prodrug of ALG‑001075, ALG‑000184, has been evaluated as single and multiple doses in HVs and CHB subjects and been found to be well tolerated, with favorable PK, and substantial antiviral activity. ALG‑000184 is currently being evaluated in longer duration (≤96 week) CHB cohorts with or without ETV, where it continues to show best‑in‑class antiviral properties across a variety of HBV markers.

PD-1/PD-L1 inhibitors are a way to boost immune responses via the programmed death 1 (ligand) PD‑1/PD‑L1 interaction. We have rationally designed these T cell activating drug candidates to partition in the liver and thereby potentially mitigate systemic toxicity in an effort to develop better tolerated PD-1/PD-L1 inhibitors for CHB patients. Lead molecules developed to date have shown similar in vivo efficacy in tumor models to approved PD‑1/PD-L1 antibodies. Our small molecule lead compounds have also demonstrated greater PD-L1 target occupancy at a lower dose in a humanized PD-L1 subcutaneous tumor model compared to competitor small molecule PD-L1 inhibitors. We have recently selected two lead molecules and have initiated scale-up to enable further advancement towards clinical development.

Peptidomimetics

Peptidomimetics are small molecules derived from short polypeptides that can be used as drug candidates against multiple targets. The peptidomimetic approach has been successfully used in the antiviral field to develop protease inhibitor drugs against Hepatitis C virus (HCV) and human immunodeficiency virus (HIV). Working in collaboration with KU Leuven, CISTIM, and the CD3, our team has discovered multiple nanomolar potent potential drug candidates targeting the 3C-like protease of coronaviruses, which have shown pan-coronavirus activity and do not require ritonavir boosting based on nonclinical studies. Our lead candidate, ALG‑097558, is at least 6-fold more potent than nirmatrelvir and other PIs in clinical development in cell-based assays against a panel of SARS-CoV-2 variants (including Omicron). It also demonstrates broad pan-coronavirus activity, and based on emerging clinical data, is not projected to require ritonavir boosting. The safety and PK properties of ALG-097558 are currently being assessed in an ongoing Phase 1 study in HVs. To date single doses up to 2000 mg have been well tolerated with dose related increase in PK. Additionally, in the on-going multiple ascending dose cohort, it is well tolerated at the 350 mg BID dose for 7 days with additional multiple dose cohorts planned to be conducted in the first and second quarters of 2024. We expect to share topline data from this study at a scientific conference in the second quarter of 2024.

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

We are engaged in multiple other small molecule discovery efforts to identify additional potentially best‑in‑class drug candidates for the treatment of MASH, CHB and coronaviruses.

Oligonucleotide platform

We have distinct modalities within our oligonucleotide platform, including siRNAs. We have advanced multiple oligonucleotide drug candidates for the treatment of CHB, including ALG‑125755, an siRNA drug candidate. In addition, we are leveraging our oligonucleotide platform to develop drug candidates for other diseases such as for the treatment of MASH, including in collaboration with Merck.

We have exclusively licensed proprietary technologies that enhance our oligonucleotide platform. These technologies include third generation bridged nucleic acid (BNA) and N-acetylgalactosamine (GalNAc) chemistries, which can improve liver targeting, increase potency, and enhance pharmacokinetic properties.

Small interfering RNAs (siRNAs)

siRNAs are a class of double-stranded, non-coding RNA that interferes with viral replication by silencing gene expression. Multiple siRNAs have demonstrated significant reductions in HBsAg levels in clinical trials. Our novel and proprietary siRNA technology has resulted in the identification of molecules, including ALG‑125755, that have demonstrated high potency and long-lasting durability in nonclinical CHB models. For ALG‑125755, we conducted a Phase 1 study evaluating single doses ranging from 20-200 mg and 50-320 mg in HVs and virologically suppressed HBeAg negative CHB subjects, respectively. In this study, we found that these single doses were well tolerated and resulted in favorable PK data. With respect to antiviral activity, available data indicate evidence of HBsAg lowering at all 3 dose levels evaluated. We plan to seek additional external funding to further advance this drug candidate in clinical development.

Our approach to developing potentially best-in-class therapeutic combinations

Our approach to developing potentially best-in-class regimens for our therapeutic areas of interest leverages the most promising modalities from our small molecule and oligonucleotide platforms to advance rapidly from monotherapy Phase 1 trials into Phase 2 trials, with the potential for combination. As a first step, we evaluate the safety and activity of each drug candidate in healthy volunteers and patients with the disease of interest. We intend to then efficiently evaluate drug candidates shown to have activity in Phase 1 in various monotherapy and combinations in Phase 2 platform protocols to enable us to identify optimized regimens that will then be evaluated in Phase 3 pivotal trials. The potential combinations we may evaluate could include additional drug candidates or current standard of care. Throughout all phases of clinical development, pre-specified adaptive study rules allow real-time adjustment of trial conduct based on emerging clinical trial data. These practices allow us to gain a rapid understanding of the risk/benefit profile for our individual drug candidates and combination regimens, and iteratively refine our strategy based on emerging data.

Our Pipeline

We are focused on MASH and viral diseases, areas in which our employees have expertise and decades of experience. We are advancing our THR‑ß agonist for MASH and we are progressing oligonucleotide projects for MASH, including in collaboration with Merck. In the area of CHB, our most advanced drug candidates are designed to achieve greater viral suppression and higher rates of functional cure, which we believe will require the use of a combination of drugs with complementary mechanisms of action (MOA). Each of our CHB modalities plays an important role in disrupting the HBV life cycle and, in nonclinical studies, certain combinations have been shown to act additively or synergistically. Our pan-coronavirus PI for the treatment of COVID-19 also appears to be favorably differentiated in a Phase 1 study and we expect to share topline data from this study in the second quarter of 2024. We believe combination therapy will be critical for improved patient outcomes in most, if not all, of these disease settings and intend to combine our drug candidates with others that have potentially complementary MOAs.

Figure 3: Aligos development portfolio showing multiple milestones and data readouts anticipated in 2024

ALG‑055009: Potential best-in-class small molecule THR- agonist for MASH

One of the effects of improper diet and insufficient exercise is the accumulation of fatty deposits in the liver, referred to as metabolic dysfunction associated steatotic liver disease (MASLD), which was estimated to occur in approximately 30% of the worldwide population as of 2019. An estimated 1.5% to 6.5% of the global population was estimated to have an ongoing inflammatory response to these excess fat deposits, which was referred to as NASH (non-alcoholic steatohepatitis), and is now called MASH. Over the past several years, the prevalence of MASH has continued to rise. In the United States alone, the prevalence of MASH is projected to increase from approximately 16.5 million in 2015 to 27.0 million in 2030. In the absence of changes in diet and exercise, the inflammation inherent in MASH persists and may result in progressive fibrosis of the liver, which may result in cirrhosis. These fibrotic changes are associated with numerous morbidities including recurrent hospitalization for complications of cirrhosis, hepatocellular carcinoma, need for liver transplant, and death.

The only widely accepted treatment for MASH is weight loss through behavioral modifications such as diet and exercise, which is difficult to achieve at the broad population level. As there are currently no approved drugs to treat MASH, many development programs are underway to identify drugs to address this epidemic.

Small molecule approaches

One of the promising MOAs in the MASH space appears to be drugs which preferentially target the beta subtype of the THR receptor.

THR- background

The thyroid hormone triiodothyronine (T3) has many physiological effects throughout the body, ranging from increasing metabolism, including fat metabolism, to stimulating growth and development. T3 exerts its effects by binding to the thyroid hormone receptor (THR), which has two subtypes: alpha (THR-α) and beta (THR-). The distribution of the two THR subtypes varies by organ, with THR‑ predominantly expressed in the liver and THR‑α predominantly expressed in other tissues (e.g., heart, skeletal muscles and bone). Drug candidates like resmetirom, which preferentially binds the THR‑ subtype, have been shown in clinical trials to lower lipid levels in serum and the liver, while avoiding the unwanted effects associated with THR-α stimulation. In addition to the intended effect of lowering liver lipid levels in MASH patients, lowering serum lipid levels via THR‑ agonism may also have favorable consequences in this population, which has a high rate of underlying cardiovascular disease.

The most advanced THR‑ agonists in clinical development are resmetirom, which recently filed a U.S. new drug application (NDA) based on favorable Phase 3 data (Harrison et al., EASL 2023) and VK-2809, which is currently in Phase 2b. Both of these drugs have demonstrated significant reductions in lipid levels in the liver and serum and, to date, have an acceptable risk-benefit profile. In addition, resmetirom has demonstrated histologic evidence of MASH resolution and fibrosis improvement in Phase 3, which are both FDA approvable MASH endpoints. Our lead THR‑ß drug candidate ALG‑055009 may have important advantages over these compounds. Side-by-side biochemical and cell-based experiments in HEK293T cells indicate that ALG‑055009 is 5- to 47-fold more potent and 3- to 2-fold more selective for the  receptor compared to VK-2809 and resmetirom, respectively. This is important because, as can be seen in Figure 4, the more potent the THR‑b drug is, the greater its effects on efficacy as determined by relative MRI-PDFF reduction. MRI-PDFF reduction, in turn, is important because it has been shown in a large Ph3 study to strongly correlate with histologic improvement, including the clinically meaningful measurement of fibrosis improvement (Figure 5 – Loomba et al., AASLD 2023).

Figure 4: ALG-055009 comparisons to other THR‑b Drug Candidates*

*The results included in Figure 4 are not from a head-to-head trial and that differences in study design may result in the varying outcomes noted.

Figure 5 - MRI-PDFF is strongly correlated with histologic improvement for the THR‑b agonist resmetirom

ALG‑055009 recently completed a Phase 1 first in human study in HVs (oral single doses) and subjects with hyperlipidemia (14 oral daily doses). Preliminary data after single doses up to 4 mg and multiple daily doses up to 1 mg have previously been reported at EASL 2022 and AASLD 2023, respectively. At these conferences, data were presented that showed ALG‑055009 was well tolerated, had dose proportional PK and low variability, and demonstrated expected thyromimetic effects (i.e., generally dose proportional increases in sex hormone binding globulin and decreases in various atherogenic lipids and thyroid hormones) – see Figures 6 and 7.

Figure 6 – ALG‑055009 PK after 14 daily oral doses in subjects with hyperlipidemia – Linear, with low (Coefficient of Variation ≤29%) variability

Source: Charfi et al., AASLD 2023

Figure 7 – Lipid (LDL) lowering effects of ALG‑055009 after 14 daily oral doses in subjects with hyperlipidemia – Expected thyromimetic effect (i.e., dose proportional reductions)

Source: Charfi et al., AASLD 2023

A second Phase 1 study evaluating whether there is the potential for a drug drug interaction (DDI) between ALG-055009 and atorvastatin has also recently completed study conduct in Part 1 of the study; data from this part are preliminary but we have not identified clinically meaningful safety concerns or evidence of a DDI with atorvastatin.

Currently, we are initiating a Phase 2a proof of concept study (HERALD) under an amendment to an open investigational new drug application (IND). The study’s design is a 12-week randomized, placebo-controlled trial evaluating 4 doses of ALG-055009 vs. placebo in approximately 100 subjects with presumed liver fibrosis stage 1-3 (F1-F3) MASH. In addition to collecting safety and PK data, this study is also designed to assess multiple efficacy biomarkers, which include MRI-PDFF and other non-invasive tests previously shown to be impacted by treatment with THR‑ß agonists. We anticipate dosing to begin in the second quarter of 2024 and with topline safety and 12 week MRI-PDFF data from this study in the fourth quarter of 2024.

Based on its favorable potency/selectivity and PK, which is likely to result in more uniform exposures and which we believe will lead to more consistent efficacy and safety in a MASH population, we believe ALG‑055009 has the potential to become a best-in-class THR‑ß agonist and could play an integral role in future combination regimens for MASH.

Oligonucleotide approaches

Recently, genome-wide association and large candidate gene studies have enriched our understanding of the genetic basis of MASH. Variants in multiple human genome sequences have been identified as major common genetic determinants of this disease. We are applying our oligonucleotide platform technology to discover, research, optimize and develop oligonucleotides directed against MASH, including in collaboration with Merck.

ALG‑000184: Potential best-in-class small molecule CAM-E for CHB

CHB is the most common viral infection in the world and an area of substantial unmet medical need. There are over 296 million chronic carriers worldwide and approximately 1.5 million individuals become newly infected every year despite the availability of an efficacious prophylactic vaccine. In 2019, there were more than 90 million cases of CHB in China alone, while the European Union (EU), United States and Japan accounted for nearly 8 million cases. Complications from CHB include cirrhosis, end-stage liver disease, and HCC, which collectively resulted in approximately 820,000 deaths in 2019, according to the World Health Organization. CHB is the primary cause of liver cancer worldwide, and the mortality associated with HBV-related liver cancer continues to increase.

Current therapy for CHB may entail life-long treatment and does not eliminate the virus in a meaningful number of patients. In the case of nucleos(t)ide analogs, long-term treatment can lower the amount of HBV DNA in circulation, resulting in improvements in long-term disease outcomes, but virological relapse is common after treatment cessation. Our goal is to achieve greater rates of viral suppression (as measured by a combination of HBV markers, including DNA) and more meaningful rates of functional cure, which is defined as a sustained loss of HBsAg and HBV DNA with or without hepatitis B surface antibody seroconversion after a finite treatment course.

We have developed a portfolio of differentiated drug candidates for CHB, including a small molecule CAM-E and oligonucleotide (siRNA) that have entered clinical development, each of which are designed to interfere with clinically validated pathways in the HBV life cycle and may lead to higher rates of viral suppression and, in combination with other mechanisms of action, also may lead to higher rates of functional cure. We are also pursuing a strategy to restore immune function in CHB infected subjects through targeting of the PD-1 / PD-L1 pathway and have recently identified two lead molecules in this space. We have initiated scale-up to enable further advancement towards clinical development.

ALG‑000184 (CAM-E) for CHB

CAM-Es are a class of small molecule antiviral agents that accelerate HBV capsid assembly and inhibit pgRNA encapsidation (1st MOA), resulting in lower circulating HBV pgRNA and DNA levels and empty viral capsids. CAM‑Es are also believed to regulate the establishment/replenishment of cccDNA (2nd MOA), a major factor for the persistence of HBV infection and which is detectable by circulating HBV antigen levels (HBsAg, HBcrAg, and HBeAg). In clinical trials, competitor CAM-Es have shown reductions in HBV DNA and RNA (1st MOA) but have rarely and inconsistently shown reductions in HBV antigens (2nd MOA).

In 2018, we in-licensed a lead drug candidate (GLP-26) and the associated IP for a CAM-E from the laboratory of Professor Raymond Schinazi at Emory University. Our scientists optimized this lead drug candidate to discover the picomolar potent CAM-E, ALG‑001075, which was further optimized to the prodrug ALG‑000184. The initial Phase 1a study in HVs for ALG‑000184 has been completed as has a Phase 1b dose ranging study evaluating the safety, pharmacokinetics and antiviral activity of 10-300 mg doses of ALG‑000184 for 28 days among untreated HBeAg positive/negative CHB subjects. ALG-000184 was found to be well tolerated with a favorable PK profile and demonstrated substantial HBV DNA and RNA reductions at all doses tested as well as HBsAg reductions in a subset of HBeAg positive subjects receiving 300 mg ALG-000184 (Hou et al., AASLD 2022). Based on the favorable profile after dosing up to 300 mg ALG-000184 x 28 days, additional Phase 1b cohorts are ongoing and evaluating the risk-benefit profile of 100-300 mg doses of ALG-000184 with or without background entecavir (ETV) therapy for ≤96 weeks in HBeAg positive or negative CHB patients. Preliminary data presented for HBeAg positive subjects in these cohorts indicate that ALG-000184 dosed for up to 48 weeks is well tolerated with a favorable PK profile and demonstrates potentially best‑in‑class antiviral activity (Yuen et al., AASLD 2023). Specifically, antiviral activity data demonstrated that 300 mg ALG-000184 + ETV resulted in profound reductions in HBV DNA which were superior to that achieved with ETV alone (Figure 8). Furthermore, the extent of HBV DNA suppression was similar whether ALG-000184 was dosed alone or in combination with ETV, potentially indicating ETV did not meaningfully contribute to observed DNA lowering effects. Also of note, ALG-000184 monotherapy was not associated with viral breakthrough over dosing periods of up to 40 weeks (Figure 8, right panel). These data indicate robust antiviral effects occur through the CAM-E 1st MOA. Emerging antiviral activity data also indicate that ALG-000184 may be inhibiting cccDNA establishment/replenishment (2nd MOA), which is an important component of maintaining the HBV life cycle and the disruption of which may enhance the rates of functional cure. Evidence for the inhibition of cccDNA establishment/replenishment can be found in Figure 9, where the rates of multiple important cccDNA-derived viral antigens (HBsAg, HBcrAg, and HBeAg) are reduced over time and in a dose responsive manner (Yuen et al., AASLD 2023).

Figure 8 – DNA over time in HBeAg positive subjects dosed with ALG-000184 with or without ETV or ETV alone (Yuen et al., AASLD 2023)

Figure 9 – HBV antigens over time in HBeAg positive subjects dosed with 300 mg ALG-000184 with or without ETV (Yuen et al., AASLD 2023)

Long term dosing in HBeAg positive and HBeAg negative subjects will continue throughout 2024, and interim safety, PK, and antiviral activity data will be presented at scientific conferences throughout the year.

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

We started with our bioinformatics approach to identify regions of the HBV genome for targeting and used our proprietary technology to maximize potency and minimize the number of 2’-F nucleotides in our sequences. We applied this approach to our screening paradigm to identify our lead siRNA candidate, ALG‑125755.We plan to seek additional external funding to further advance this drug candidate in clinical development.

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

Figure 10: HBsAg Values Over Time for VIR-2218 and ALG-125755 in AAV-HBV Mouse Model

Evaluation of single ALG-125755 doses in a Phase 1 first in human study is now complete. Part 1 of this study evaluated single ascending doses (SAD) from 20 mg to 200 mg in healthy volunteers and found that these doses were well tolerated with a favorable PK profile (Gane et al., APASL, 2023). Part 2 of the study, evaluated single 50-320 mg doses in virologically suppressed HBeAg negative CHB subjects, where it demonstrated an acceptable safety results, predictable PK, and evidence of antiviral activity (HBsAg lowering) at all dose levels evaluated. We plan to seek additional external funding to further advance this drug candidate in clinical development.

In conclusion, our proprietary siRNA technology is based on modifying chemistries, patterns and the use of our proprietary GalNAc liver targeting technology, and has resulted in the identification of drug candidates, including ALG‑125755, that have shown promising results with long lasting durability in nonclinical CHB models.

ALG‑097558: Potential best-in-class small molecule pan-coronavirus protease inhibitor

SARS-CoV-2 is responsible for the COVID-19 pandemic, which has infected more than 760 million individuals and is responsible for the death of more than 6.9 million individuals worldwide (WHO – 9 August 2023), including approximately 1.1 million in the US. After Middle East Respiratory Syndrome (MERS) and SARS (SARS-CoV-1), SARS-CoV-2 is the third known coronavirus to cross over from animal species to humans and cause significant morbidity and mortality in the past 20 years. Due to the COVID-19 pandemic and the risk of additional novel coronaviruses emerging in the future, there is a need to develop novel therapeutics with pan-coronavirus activity that have a high barrier to resistance. While multiple vaccines are now available, it is unlikely that vaccination will be fully efficacious against all emerging variants and/or widely adopted, indicating that the need for effective therapeutic treatments will remain. Two orally available therapeutics have been authorized for emergency use for the outpatient treatment of COVID-19, but both have important limitations related to sub-optimal efficacy (molnupiravir, a nucleoside analog; Merck) or the need for ritonavir boosting (PF-07321332/nirmatrelvir, a protease inhibitor; Pfizer). Our drug candidate, ALG‑097558, is at least 6-fold more potent in cell-based assays than nirmatrelvir against a panel of SARS-CoV-2 variants (including Omicron), has broad pan-coronavirus activity, and is not projected to require ritonavir boosting.

Clinical development plan

We are currently evaluating the safety and pharmacokinetics of ALG-097558 after single and multiple (twice daily dosing x 5 days) doses in healthy volunteers. As of February 28, 2024, single doses up to 2000 mg have been well tolerated with acceptable PK results observed and we anticipate completing all single/multiple dosing cohorts in the first half of 2024. We plan to share topline data from this study in the second quarter of 2024 at a scientific conference. We are also utilizing awarded NIH/NIAID grants/contracts with a total projected value of $11.0 million to fund additional nonclinical and clinical studies, including those required to advance ALG-097558 into later phases of development. Several of these studies are planned to be conducted throughout 2024. In parallel to these studies, we are also presently seeking additional external funding (e.g., from governmental agencies) to support future studies (e.g., Phase 2) as we advance ALG-097558 for the treatment of COVID and future coronavirus pandemics.

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

Manufacturing

We are currently developing drug candidates in two primary modalities: small molecules and oligonucleotides. We have internal small molecule and oligonucleotide chemistry teams that are able to produce drug candidates at sufficient scale to support discovery activities. In addition, we have a dedicated internal chemistry, manufacturing and control (CMC) team that works with contract development and manufacturing organizations to produce drug candidates in larger quantities, including to support nonclinical and clinical studies. We have built the teams and infrastructure needed to conduct and manage process development, analytical development, quality, manufacturing and supply chain activities.

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

MASH competitors

There currently are no FDA-approved treatments for MASH. A number of pharmaceutical companies, including AbbVie, Inc., AstraZeneca PLC/MedImmune LLC, Bristol-Myers Squibb Company, Eli Lilly and Company, Janssen, Merck, Novartis Pharmaceuticals Corporation (together with Pfizer, Inc.), Novo Nordisk A/S, Pfizer Inc., Roche, Sanofi S.A. and Takeda Pharmaceutical Company Limited (together with HemoShear Therapeutics, LLC), as well as large and small biotechnology companies such as 89bio, Inc., Akero Therapeutics, Inc., Cirius Therapeutics, Inc., Galectin Therapeutics Inc., Galmed Pharmaceuticals Ltd., Gilead, Inventiva Pharma SA, Madrigal Pharmaceuticals, Inc., MediciNova, Inc., Pliant Therapeutics, Inc. (together with Novartis), Terns Pharmaceuticals, Inc. and Viking Therapeutics, Inc. are pursuing the development or marketing of pharmaceuticals that target MASH. It is also probable that the number of companies seeking to develop products and therapies for the treatment of serious metabolic diseases, such as MASH, will increase.

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

Coronaviruses competitors

In addition to remdesivir, which is FDA-approved, on December 22, 2021, Pfizer, Inc. received an emergency use authorization from the FDA for Paxlovid, an orally administered SARS-CoV-2 protease inhibitor co-administered with ritonavir. Similarly, Merck (together with Ridgeback Bio), is developing the drug molnupiravir, an oral antiviral drug which has been issued an emergency use authorization by the FDA on December 23, 2021. Several drugs are likely being used off-label for treatment, such as dexamethasone. Several approved drugs are being studied for their utility in reducing the severity of SARS-CoV-2 infections, including Soliris by Alexion Pharmaceuticals Inc., Atea Pharmaceuticals, Inc., Jakafi by Incyte Corporation, and Kevzara by Sanofi S.A./Regeneron Pharmaceuticals, Inc. There are significant efforts globally to develop both therapeutic and prophylactic drug candidates including by Enanta Pharmaceuticals, Pardes Biosciences, Novartis, and Shionogi. Several companies are focused on antibody treatments, including Amgen Inc. (together with Adaptive Biotechnologies Corporation), AbCellera Biologics, Inc. (together with Eli Lilly and Company), Regeneron Pharmaceuticals, Inc. and Vir Biotechnology, Inc. (together with GSK, Biogen Inc. and WuXi Biologics Ltd.). Numerous efforts are underway to develop vaccines against SARS-CoV-2, including by Altimmune, Inc., AstraZeneca PLC (together with Oxford University), BioNTech SE (together with Pfizer Inc.), GSK (together with Sanofi S.A.), Heat Biologics, Inc., Inovio Pharmaceuticals, Inc., Johnson & Johnson, Moderna, Inc., Novavax, Inc., and Vaxart, Inc.

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

License agreements and collaborations

License and Research Collaboration with Merck

In December 2020, we entered into an exclusive License and Research Collaboration Agreement with Merck under which Merck and Aligos will apply our oligonucleotide platform technology to discover, research, optimize and develop oligonucleotides directed against a MASH target and up to one additional liver-targeted cardiometabolic and/or fibrosis target.

In January 2022, we entered into an amendment to such License and Research Collaboration Agreement, which expanded our collaboration to include a license to Merck of an early-stage program directed to a second undisclosed MASH target on which we had previously been working independently and separately from Merck. In addition, under this expanded arrangement, Merck has the right to add a third target of interest to the collaboration. This third target, if added, will be for a liver-based cardiometabolic/fibrosis target. Such right to add a third target to the collaboration expired in January 2023.

Under the terms of the original agreement, we received an upfront payment from Merck. Under the amendment, we received a payment from Merck to carry out the research program for the second undisclosed MASH target. With respect to each collaboration target, we will be eligible to receive up to approximately $460 million in development and commercialization milestones as well as tiered royalties on net sales. We will be primarily responsible for designing, preparing and evaluating the oligonucleotide molecules and delivering optimized lead molecules, and Merck will be responsible for subsequent research, clinical development and commercialization efforts.

Merck has the right to terminate the License and Research Collaboration Agreement in its entirety or on a target-by-target basis at any time by giving us 90 days’ written notice. From the time Merck assumes responsibility for subsequent research until achievement of a certain regulatory event, we may terminate the License and Research Collaboration Agreement if Merck ceases all development activities for a specified period and fails to resume such activities within a reasonable time after we provide them with a resumption notice. Either party may terminate the License and Research Collaboration Agreement upon the other party’s uncured material breach or insolvency. Upon termination for any reason other than our material breach, we will have the right to acquire from Merck the products and compounds being developed or commercialized by Merck under the License and Research Collaboration Agreement. Good faith negotiations between us and Merck would be performed to enact a transition plan.

In February 2023, Merck provided us written notice of termination for one of the targets in the collaboration.

License agreement with Emory University

In June 2018, we entered into a license agreement with Emory (the Emory License Agreement), pursuant to which Emory granted us a worldwide, sublicensable license under certain of its intellectual property rights to make, have made, develop, use, offer to sell, sell, import and export products containing certain compounds relating to Emory’s hepatitis B virus capsid assembly modulator technology, for all therapeutic and prophylactic uses. Such license is initially exclusive with respect to specified licensed patents owned by Emory and non-exclusive with respect to certain of Emory’s specified know-how. In June 2022, the license to such patents became non-exclusive with respect to all fields except for the treatment and prevention of HBV; however, we may select up to six compounds which will maintain exclusivity with respect to all therapeutic and prophylactic uses. With respect to all other compounds that are enabled by the licensed patents, those which are jointly invented by us and Emory or inventors in the Schinazi laboratory, or which are disclosed in a specified licensed patent, are licensed to us exclusively including as to Emory; whereas all other such compounds are licensed to us non-exclusively. Under the terms of the Emory License Agreement, we are obligated to use commercially reasonable efforts to bring licensed products to market in accordance with a mutually agreed upon development plan. Unless terminated earlier by either party in accordance with the provisions thereof, the Emory License Agreement shall continue until the expiration of the last–to-expire of the patents licensed to us thereunder.

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

In June 2020, we amended the license agreement with Emory. Pursuant to the amended license agreement, Emory granted us additional patent rights to certain compounds targeting the treatment or prevention of HBV. As consideration for the additional rights, we made a one-time, non-refundable payment to Emory in the amount of $0.2 million, with an additional obligation to pay up to a maximum of $35,000. On the same date, we entered into a collaboration agreement with Emory, with the initial research plan pertaining to the synthesis and evaluation of the compounds licensed through the additional patent rights granted in the amended license agreement. The research plan was set to terminate one year from the effective date of June 2020 but we exercised our option to extend it for a second year. In June 2022, the research plan terminated. In connection with the research plan, we will provide Emory funding up to $0.3 million per year.

We have agreed to pay Emory up to an aggregate of $125.0 million upon the achievement of specified development, regulatory, and commercial milestones, and all ongoing patent costs. During the twelve months ended December 31, 2023 and 2022, we had no expenses related to milestone payments. We also agreed to pay Emory tiered single-digit royalties on worldwide annual net sales of licensed products, on a quarterly basis and calculated on a product-by-product basis. With respect to licensed products containing any of a specified subset of the licensed compounds, such royalties range from a mid-single digit to a high-single digit percentage rate. With respect to licensed products which do not contain such compounds, the royalties span a range of percentage rates within the mid-single digits if a Phase 1 clinical trial is initiated for the product within three years of the effective date of the Emory License Agreement, and range from a low-single digit to a mid-single digit rate if a Phase 1 clinical trial is initiated more than three years after the effective date. During the twelve months ended December 31, 2023 and 2022, we made no payments associated with royalties and recognized no expense or accruals.

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

License agreement with Luxna Biotech Co., Ltd.

On December 19, 2018, we entered into a license agreement with Luxna, pursuant to which Luxna granted us an exclusive, worldwide, sublicensable license under certain of Luxna’s intellectual property rights to research, develop make, have made and commercialize for all therapeutic and prophylactic uses, (i) products containing oligonucleotides targeting the hepatitis B virus genome, (ii) products containing certain oligonucleotides targeting up to three genes which contribute to MASH, which we may select at any time during the first eight years of the term, to the extent not licensed to a third party, and (iii) products containing oligonucleotides targeting up to three genes which contribute to hepatocellular carcinoma, which we may select at any time during the first three years of the term, which expired in December 2021. As consideration for this agreement, we paid an upfront license fee of $0.6 million.

In April 2020, we amended the license agreement with Luxna. Pursuant to the amended license agreement, Luxna granted us an exclusive, worldwide license under the licensed patents to research, develop, make, have made and commercialize products containing oligonucleotides targeting three families of viruses: Orthomyxoviridae, Paramyxoviridae, and Coronaviridae (a family which includes SARS-CoV-2). As consideration for the amended license agreement, we paid Luxna a one-time non-refundable fee of $0.2 million in April 2020.

We are obligated to make payments to Luxna, in aggregate, totaling up to but no more than $55.5 million upon the achievement of specified development, regulatory, and commercial milestones. During the twelve months ended December 31, 2023 and 2022, we recognized no expenses related to milestone payments. We are also required to pay Luxna a low-single digit royalty percentage on net sale of applicable products, if any. During the twelve months ended December 31, 2023 and 2022, we made no payments associated with royalties.

Luxna’s rights to the intellectual property subject to the Luxna Agreement stem from an exclusive license (the Luxna-Osaka Agreement) from Osaka University (Osaka) for certain rights pertaining to modifications of XNA and other gapmer technologies covered by the licensed patents. Separately, Osaka granted rights to certain third parties in connection with the licensed patents, such as rights to amido-bridged nucleic acid (AmNA) for specific indications including MASH, rights to manufacture reagents containing the modifications of AmNA and rights to use specified genes. Such rights are not included in the scope of rights granted to us under the Luxna Agreement and the Luxna Agreement does not prevent Osaka from using any of the licensed rights under the Luxna Agreement for its non-commercial research purposes relating to the modifications of XNA.

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

Agreement with Katholieke Universiteit Leuven (KU Leuven)

On June 25, 2020, we entered into a Research, Licensing and Commercialization Agreement (KU Leuven Agreement) with KU Leuven, under which we are collaborating with KU Leuven’s Rega Institute for Medical Research, as well as its CD3, to research and develop potential protease inhibitors for the treatment, diagnosis or prevention of coronaviruses, including of SARS-CoV-2. Unless terminated earlier by either party in accordance with provisions in the agreement, the collaboration period will terminate at the earlier of completion of all collaboration activities or 2.5 years. In connection with the KU Leuven Agreement, we and KU Leuven granted each other exclusive cross-licenses to use certain know-how and existing patents of the other party as well as certain joint know-how and joint patents to carry out research and development collaboration activities during the collaboration period. As of December 2022, the original collaboration period has expired. An amendment to the agreement was agreed in July 2023 to include a new collaboration plan. KU Leuven granted to us an exclusive (including as to KU Leuven), worldwide license under certain of KU Leuven’s know-how and existing patents, and certain joint patents and joint know-how, to manufacture and commercialize the licensed products for the treatment, diagnosis or detection of viral infections in humans. KU Leuven reserved the right to use all KU Leuven knowhow, existing KU Leuven patents, joint patents and joint know-how for academic and non-commercial research and teaching purposes. As consideration for this license, we are obligated to make payments to KU Leuven, in aggregate, totaling up to but no more than $30.0 million upon the achievement of certain commercial sales milestones. For each licensed product developed through KU Leuven and our collaborative effort, we are obligated to make payments to KU Leuven, in aggregate, totaling up to $32.0 million upon the achievement of certain development and regulatory milestones. We are also required to pay KU Leuven a low-to-mid-single digit royalty percentage, subject to certain adjustments, on net sales of applicable products, if any. We are also required to pay a share of upfront transaction consideration received to KU Leuven should the program be partnered with an external party. Unless terminated earlier by either party, the agreement shall continue until the expiration of the last to expire royalty term, which is the later of the expiration or termination of the last valid patent claim covering the manufacture, use, sale or importation of the licensed product in a particular country or 10 years after the first commercial sale of a licensed product. During the year ended December 31, 2023, we recognized and paid $2.0 million related to milestone payments due to the first dosing of the first patient in a Phase 1 clinical trial. No milestone payments were made in the year ended December 31, 2022.

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

We have licensed patents and patent applications from various entities, including Emory, Luxna and AM Chemicals, which are further described below. Regarding our owned patent portfolio, as of December 31, 2023, we own 22 issued U.S. patents, 27 U.S. non-provisional patent applications, 6 U.S. provisional patent applications (excluding any non-expired U.S. provisional applications to which priority has already been claimed), 17 PCT applications, 2 issued foreign patents and 269 foreign patent applications, including pending applications in the Arab Emirates, ARIPO, Argentina, Australia, Brazil, Canada, Chile, China, Colombia, Eurasia, Egypt, the EU, Georgia, Indonesia, Israel, India, Japan, South Korea, Malaysia, Mexico, New Zealand, OAPI, Peru, Philippines, Russian Federation, Singapore, Thailand, Taiwan, Ukraine, Uzbekistan and South Africa. The expected expiration dates of our issued patents are between 2039 and 2042, and any patents that issue from our non-provisional U.S. and foreign patent applications are expected to expire between 2039 to 2043, excluding any potentially available patent term extensions and/or patent term adjustments.

For our drug candidates, we have filed and licensed certain patent applications and we generally intend to pursue patent protection covering compositions of matter, methods of making, and methods of use of such drug candidates. As of December 31, 2023, we own 5 U.S. patents with claims directed to ALG-000184, ALG-055009, ALG-125755 and ALG-097558.

Licensed intellectual property

Emory University

We have licensed exclusive rights to a patent estate from Emory in the CAM-E chemical space, consisting of two issued U.S. patents, one pending non-provisional U.S. patent application as well as 13 issued foreign patents and 29 foreign patent applications. The issued U.S. patent has an expected expiration date of March 2037, and any patents that issue from our non-provisional U.S. and foreign patent applications are expected to expire between 2037 and 2041, excluding any potentially available patent term extensions or adjustments.

Luxna

We have licensed rights to a patent estate from Luxna in the oligonucleotide chemical space, consisting of six issued U.S. patents, one non-provisional U.S. patent application and 15 issued foreign patents and four foreign patent applications. We have exclusive rights to use this technology in the development of drug candidates for CHB, as well as rights to certain named targets in MASH and respiratory diseases, including coronaviruses. The issued U.S. patents are expected to expire between October 2030 and February 2038, and any patents that issue from our non-provisional U.S. and foreign patent applications are expected to expire between 2035 and 2038, excluding any potentially available patent term extensions or adjustments.

AM Chemicals

We have licensed exclusive rights to the use of specific oligonucleotide constructs encompassed by the patent estate from AM Chemicals, including two issued U.S. patents, and three foreign patent applications. The issued U.S. patents have an expected expiration date of July 2037, and any patents that issue from the foreign patent applications are expected to expire in 2037, excluding any potentially available patent term extensions or patent term adjustments.

Drug candidate intellectual property

MASH—ALG‑055009 and additional potential drug candidates

We own a patent family that includes one issued U.S. patent, one U.S. non-provisional application, one U.S. provisional application and 30 foreign applications which have claims directed to compositions of matter, formulations and method of use including for ALG‑055009, our lead drug candidate for the treatment of MASH. These patent families also disclose combination therapies with our lead molecule. Our issued U.S. Patent 1,1091,467 is expected to expire in May 2040, and any patents that issue from our non-provisional U.S. and foreign patent applications are expected to expire between 2040 and 2043, excluding any potentially available patent term extensions or patent term adjustments.

Hepatitis B—ALG‑000184 and additional potential drug candidates

We own a patent family that includes two issued U.S. patents, one non-provisional U.S. patent application, and 31 applications pending across multiple jurisdictions that have claims directed to composition of matter, including for ALG‑000184 (our lead CAM-E molecule), pharmaceutical composition and method of use claims. This patent family also includes claims directed to combination treatment with our lead molecule with other modes of action drugs and drug candidates directed against CHB. Our issued U.S. Patents 11,191,747 and 11,771,680 are projected to expire in April 2040, and any patents that issue from our non-provisional U.S. and foreign patent applications are expected to expire in 2040, excluding any potentially available patent term extensions or adjustments.

Hepatitis B—ALG‑125755 and additional potential drug candidates

We own a patent family that includes one issued U.S. Patent, three non-provisional U.S. patents and 30 foreign patent applications pending across multiple jurisdictions that have claims directed to compositions of matter, including ALG‑125755, our lead siRNA candidate, and methods of use. This patent family also discloses combination therapies with our lead molecule. Our issued U.S. patent 11,549,110 is projected to expire in March 2041, and any patents that issue from our non-provisional U.S. and foreign patent applications are expected to expire in 2041, excluding any additional term from a potential patent term extension or adjustment.

Coronaviruses—ALG-097558 and additional potential drug candidates

We own a patent family that includes two issued U.S. patents, one non-provisional U.S. application, one PCT application and one foreign application all of which have claims directed to compositions of matter and method of use, including for ALG‑097558, our lead drug candidate for the treatment of coronavirus. This patent family also discloses combination therapies with our lead molecule. Our issued U.S patent 11,851,422 expires in 2042, and any patents that issue from our non-provisional U.S. and foreign patent applications are expected to expire in 2042, excluding any potentially available patent term extensions or adjustments.

Discovery pipeline intellectual property

MASH

We have four issued U.S. patents, two U.S. non-provisional patent applications and 35 foreign patent applications that include claims directed to compositions of matter and methods of use with our additional drug candidates for the treatment of MASH. These applications also disclose combination therapies with our drug candidates and other compounds for treating MASH. Our issued patents are expected to expire in 2041, and any patents that issue from our non-provisional U.S. and foreign applications are projected to expire in 2041, excluding any potentially available patent term extensions or patent term adjustments.

Hepatitis B

We own multiple additional patent families of applications that include claims directed to compositions of matter, pharmaceutical compositions and methods of use for the treatment of CHB with our additional drug candidates. These families include six issued U.S. patents, five U.S. non-provisional patent applications, one U.S. provisional patent application, four PCT patent applications and 40 foreign patent applications in the small molecule space and four issued U.S. patents, eight U.S. non-provisional patent applications, three PCT patent applications and 65 foreign patent applications in the oligonucleotide space. These patent families also disclose combination therapies with our drug candidates and other compounds for treating CHB. Our issued patents and any patents that issue from our U.S. non-provisional or foreign patent applications in these patent families are expected to expire between 2040 to 2043, excluding any potentially available patent term extensions or patent term adjustments.

Coronaviruses

We have one allowed U.S. patent application, four U.S. non-provisional patent applications, four PCT applications and 22 foreign applications that include claims directed to compositions of matter, pharmaceutical compositions, and methods of use for treating coronaviruses. Some of these applications are co-owned by Aligos and a collaborator. These patent families also include disclosures relating to combination therapy strategies for treating coronaviruses. Any patents that issue from our U.S. non-provisional and foreign patent applications are expected to expire from 2041 to 2042, excluding any potentially available patent term extensions or patent term adjustments.

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

Trademarks

Our trademark portfolio contains several trademark applications and registrations, including U.S. and foreign, as of December 31, 2023. The trademark portfolio includes the mark ALIGOS which is registered in the United States, Australia, the EU, Great Britain, Japan, and China.

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

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers, which went into effect on April 1, 2013, and will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug's average manufacturer price

There has also been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which has resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022 (the IRA) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated.

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

Data privacy and security

We may also be subject to federal, state and foreign data privacy and security laws and regulations. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), govern the collection, use, disclosure, and protection of health-related and other personal information and could apply to our operations or the operations of our partners. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Employees and human capital resources

As of December 31, 2023, we had 66 full-time employees, including 52 employees engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Since inception, we have incurred significant net losses. Our net losses were $87.7 million for the year ended December 31, 2023 and $96.0 million for the year ended December 31, 2022. As of December 31, 2023, we had a total stockholders’ equity of $92.1 million. We have funded our operations to date primarily with proceeds from the sale of common stock, preferred stock and convertible notes. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our drug candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We may continue to incur significant expenses and operating losses for the foreseeable future.

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

Our operations have consumed substantial amounts of cash since our inception. Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our initial nonclinical and clinical drug candidates. Nonclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. In October 2023, we closed a private placement, which resulted in gross proceeds of approximately $92 million, before deducting placement agent fees and expenses. As of December 31, 2023, we had cash, cash equivalents and investments of $135.7 million. We expect to continue to spend substantial amounts to continue the nonclinical and clinical development of our current and future programs. If we are able to gain marketing approval for drug candidates that we develop, we will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate we develop.

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

To date, we have primarily financed our operations through the sale of common stock, preferred stock and convertible notes. For example, in November 2021, we filed a Registration Statement on Form S-3 covering the offering of up to $400.0 million of common stock, preferred stock, debt securities, warrants and units, which was declared effective by the SEC in November 2021 (November 2021 Shelf Registration Statement). In November 2021, we also entered into a sales agreement (November 2021 Sales Agreement), with Jefferies LLC, as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million pursuant to the November 2021 Shelf Registration Statement as an “at-the-market” offering under the Securities Act (ATM Offering Program). In October 2023, we completed a private placement of common stock, warrants and pre-funded warrants.

We expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. In addition, we may seek additional capital to take advantage of favorable market conditions or strategic opportunities even if we believe we have sufficient funds for our current or future operating plans. Based on our research and development plans, we expect that our existing cash, cash equivalents and investments will enable us to fund our operations for at least 12 months following the date of this report. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business, and the macro-economic environment generally.

Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. For example, the current inflationary economic environment, and rising interest rates have resulted in a disruption of global financial markets. If the disruption persists or deepens, we could be unable to access additional capital, which could negatively affect our ability to consummate certain corporate development transactions or other important, beneficial or opportunistic investments. If additional funds are not available to us when we need them, on terms that are acceptable to us, or at all, we may be required to:

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

On September 5, 2023, we received a letter from Nasdaq indicating that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share required for continued inclusion on the Nasdaq Global Select Market under the Nasdaq Listing Rules. The notice had no immediate effect on the listing or trading of our common stock. On March 6, 2024, our common stock began trading on the Nasdaq Capital Market, making us eligible for an additional compliance period that ends on September 3, 2024.

Under Nasdaq Listing Rule 5810(c)(3)(A), if the closing bid price of our Common Shares is at or above $1.00 for a minimum of 10 consecutive business days by September 3, 2024, we would regain compliance with the minimum bid price requirement and our Common Shares would continue to be eligible for listing on the Nasdaq Capital Market, absent noncompliance with any other requirement for continued listing.

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

Delisting from Nasdaq could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock, the sale or purchase of our common stock would likely be made more difficult and the trading volume and liquidity of our common stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our common stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

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

In addition, any future significant outbreak of contagious diseases in the human population could similarly adversely affect the economies and financial markets of many countries, including the United States, resulting in an economic downturn that could suppress demand for our future products. Any of these events could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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
•
the data collected from clinical trials of our drug candidates may not be sufficient to support the submission of an NDA to the FDA or other submission or to obtain regulatory approval in the United States, the European Union (EU) or elsewhere;
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

Our pursuit of potential treatments for MASH is at an early stage and we may be unable to produce a therapy that successfully treats MASH. Even if successful, we may be unable to obtain regulatory approval for and successfully commercialize our drug candidates.

We have invested, and will continue to invest, a significant portion of our time and financial resources in the pursuit of a treatment for MASH, including ALG-055009, our THR‑ß agonist which is currently in a Phase 1 trial. If we cannot successfully develop, obtain regulatory approval for and commercialize our drug candidates for the treatment of MASH, our business may be harmed. The mechanism of action of our MASH drug candidates is complex, and we do not know the degree to which it will translate into a therapeutic benefit, if any, in MASH or any other indication, and we do not know the degree to which the complex mechanism of action may contribute to long-term safety issues or adverse events when our drug candidates are taken for prolonged periods, as is inherent in the treatment of MASH.

In addition, the standards implemented by clinical or regulatory agencies may change at any time and we cannot be certain what efficacy endpoints the FDA or foreign clinical or regulatory agencies may require at the time we plan to conduct clinical trials with respect to MASH or any other applicable indication. Also, if we are able to obtain accelerated approval of our drug candidates based on a liver biopsy endpoint, we may be required to conduct a post-approval clinical outcomes trial to confirm the clinical benefit of the drug candidate; if any such post-approval trial is not successful, we would not be able to continue marketing the product.

If we are successful and any of our drug candidates are approved for the treatment of MASH, our drug candidates will likely compete with products that may be approved for the treatment of MASH prior to our drug candidates and/or that have greater efficacy than our drug candidates, either alone or in combination. Behavioral modifications, such as diet and exercise, can also decrease or eliminate the demand for our potential MASH treatments.

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

For example, in June 2020, we entered into a Research, Licensing and Commercialization Agreement with KU Leuven under which we were collaborating with KU Leuven’s Rega Institute for Medical Research, as well as its CD3, to research, develop, manufacture and commercialize potential protease inhibitors for the treatment of coronaviruses, including SARS-CoV-2. In July 2023, we amended our license agreement with KU Leuven (as amended, KU Leuven Agreement) to further our collaboration. While ALG-097558 has been selected as our drug candidate to move forward into development, the KU Leuven Agreement may ultimately not result in a therapy that successfully treats SARS-CoV-2. Further, if the KU Leuven Agreement does result in such a therapy, the therapy may not be developed and commercialized in a timely manner, or at all.

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
•
we could be sued and held liable for harm caused to patients; •the product may become less competitive; and
•
our reputation may suffer.

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

Approval of a drug candidate in the United States by the FDA does not ensure approval of such drug candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. Sales of our drug candidates outside the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a drug candidate, comparable foreign regulatory authorities also must approve the manufacturing and marketing of the drug candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional nonclinical studies or clinical trials. In many countries outside the United States, a drug candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for any drug candidates, if approved, is also subject to approval. Obtaining approval for our drug candidates in the European Union from the European Commission following the opinion of the EMA, if we choose to submit a marketing authorization application there, would be a lengthy and expensive process. Even if a drug candidate is approved, the EMA may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. Approval of certain drug candidates outside of the United States, particularly those that target diseases that are more prevalent outside of the United States, will be particularly important to the commercial success of such drug candidates. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our drug candidates in certain countries.

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

Relatedly, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations, any resurgence of the virus or emergence of new variants may lead to further inspectional or administrative delays.

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

For example, we believe MASH to be one of the most prevalent chronic liver diseases worldwide, however, our projections of the number of people who have MASH, as well as the subset of people with the disease who have the potential to benefit from treatment with our drug candidates, are based on our beliefs and estimates. The effort to identify patients with MASH is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. MASH is often undiagnosed and may be left undiagnosed for a long time, partly because a definitive diagnosis of MASH is currently based on a histological assessment of a liver biopsy, which impairs the ability to easily identify patients. If improved diagnostic techniques for identifying MASH patients who will benefit from treatment are not developed, our market opportunity may be smaller than we currently anticipate. Further, if government authorities and third-party payors choose to limit coverage and reimbursement of our MASH drug candidate, such as limiting the number of patients’ treatment that would be covered and reimbursable, this could result in a smaller market opportunity for our MASH drug candidate than we anticipate.

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

We intend to develop our current drug candidates, and expect to develop other future drug candidates, in combination with one or more therapies, including therapies that we develop and those developed externally. Even if a drug candidate we develop were to receive marketing approval or be commercialized for use in combination with other therapies, we would face the risk that the FDA or similar regulatory authority outside of the United States could revoke approval of the therapy used in combination with our drug candidate or that safety, efficacy, manufacturing or supply issues could arise with these other therapies. Combination therapies are commonly used for the treatment of viral diseases and it is generally believed they will be required for MASH, and we would be subject to similar risks if we develop any of our drug candidates for use in combination with other drugs. This could result in our own products, if approved, being removed from the market or suffering commercially. In addition, we may evaluate our current drug candidates and other future drug candidates in combination with one or more other therapies that may have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States. We will not be able to market and sell any drug candidate we develop in combination with any such unapproved therapies that do not ultimately obtain marketing approval.

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

Furthermore, there are companies developing or marketing treatments for MASH, including AbbVie, Inc., AstraZeneca PLC/MedImmune LLC, Bristol-Myers Squibb Company, Eli Lilly and Company, FronThera US Pharmaceuticals LLC, Janssen, Merck, Novartis Pharmaceuticals Corporation (together with Pfizer, Inc.), Novo Nordisk A/S, Pfizer Inc., Roche, Sanofi S.A., Takeda Pharmaceutical Company Limited (together with HemoShear Therapeutics, LLC), 89bio, Inc., Akero Therapeutics, Inc., Cirius Therapeutics, Inc., Enanta Pharmaceuticals, Inc., Galectin Therapeutics Inc., Galmed Pharmaceuticals Ltd., Genfit SA, Gilead, Intercept Pharmaceuticals, Inc., Inventiva Pharma SA, Madrigal Pharmaceuticals, Inc., MediciNova, Inc., NGM Biopharmaceuticals, Inc., Pliant Therapeutics, Inc. (together with Novartis), Terns Pharmaceuticals, Inc. and Viking Therapeutics, Inc.

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

In addition, the FDA may grant accelerated approval to a product if the FDA determines that it has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. For example, this is currently the case with drugs for the treatment of MASH. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. If such confirmatory studies fail to confirm the drug’s clinical benefit or are not completed in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis. In addition, in December 2022, President Biden signed an omnibus appropriations bill to fund the US government through fiscal year 2023. Included in the omnibus bill is the Food and Drug Omnibus Reform Act of 2022, which among other things, provided the FDA with new statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval and additional oversight over confirmatory trials. Under these provisions, the FDA may, among other things, require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers. The American Rescue Plan Act of 2021 was also signed into law, which eliminates the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug's average manufacturer price.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation and regulation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022 (the IRA), was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in additional pricing pressure or reduced demand for any drug candidate we develop or complementary or companion diagnostics.

Our actual or perceived failure to comply with current or future federal, state and foreign laws and regulations and industry standards relating to data privacy and protection laws could lead to government investigations and enforcement actions, which could result in civil or criminal penalties, private litigation, and/or adverse publicity and could negatively affect our operating results, financial condition and business.

The global data protection landscape is rapidly evolving, and we and our partners may be subject to federal, state and foreign data privacy and security laws and regulations governing the collection, use, disclosure, retention, and security of personal information, such as information that we may collect in connection with clinical trials in the United States and abroad. Any actual or alleged failure by us or our third-party vendors, collaborators, contractors and consultants to comply with any of these laws and regulations could result in, among other things, notification obligations, government investigations or enforcement actions against us, which could result in fines and penalties, claims for damages by affected individuals and third parties, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects. These laws, rules and regulations evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement practices, and may be inconsistent from one jurisdiction to another. The interpretation and application of health information-related and data protection laws in the United States, the EU and elsewhere, are often uncertain, contradictory and in flux. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities.

In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), which govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations implemented (collectively, HIPAA). Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information provided to us by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA.

Many states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. Further, we may also be subject to other state laws governing the privacy, processing and protection of personal information. For example, the California Consumer Privacy Act as amended by the California Privacy Rights Act (collectively, CCPA) requires certain businesses that process personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt-out of certain disclosures of their personal information; and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. It has also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement, and additional compliance investment and potential business process changes may be required. Similar laws have passed in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

We currently operate in countries outside of the United States, including Belgium, Australia and China, where laws may in some cases be more stringent than the requirements in the United States. For example, in Europe, the EU General Data Protection Regulation (GDPR) went into effect in May 2018 and imposes strict requirements for the processing of the personal data of individuals within the European Economic Area (EEA) or in the context of our activities within the EEA. The GDPR applies enhanced protections to health or sensitive personal data and other special categories of personal data, including some of the personal data we process in respect of clinical trial participants which may be subject to additional compliance obligations and to local law derogations. The GDPR also imposes additional obligations when we contract with third-party processors in connection with the processing of any personal data. Failure to comply with the requirements of the GDPR could result in fines of up to €20 million or 4% of the total worldwide annual turnover of our preceding fiscal year, whichever is higher. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit), civil claims (including class actions) and/or other administrative penalties.

Further, from January 1, 2021, we have to comply with the United Kingdom GDPR (UK GDPR), which, together, with the amended Data Protection Act 2018, retains the GDPR in UK national law (collectively, the “UK GDPR”), and imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines up to the greater of £17.5 million or 4% of global turnover of the annual global revenues of the noncompliant undertaking.

Among other requirements, the GDPR regulates the transfer of personal data to third countries outside of the EEA, such as the United States, which are not considered by the European Commission to provide an adequate level of personal data protection, and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remains uncertain. We currently rely on approved data transfer mechanisms such as the EU standard contractual clauses (SCCs), the UK Addendum to the SCCs, the UK International Data Transfer Agreement and the new EU-U.S. Data Privacy Framework (DPF) to transfer personal data outside the EEA and the UK, including to the United States, with respect to both intragroup and third party transfers. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the adequacy of the DPF as an approved GDPR transfer mechanism to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Compliance with U.S. and foreign privacy and security laws, rules and regulations could require us to take on more onerous obligations in our contracts, require us to engage in costly compliance exercises, restrict our ability to collect, use and disclose data, or in some cases, impact our or our partners’ ability to operate in certain jurisdictions. Each of these evolving laws can be subject to varying interpretations. Our actual or alleged failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with U.S. and foreign data protection laws and regulations could result in government investigations and enforcement actions (which could include civil or criminal penalties), fines and penalties, private litigation, and/or adverse publicity and could negatively affect our financial condition, operating results and business.

Our business and operations may suffer in the event that our information technology systems, or those used by our CROs or other contractors or consultants, fail or suffer security breaches.

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and the personal information of our employees and contractors. Despite the implementation of security measures, our information technology systems and those of our CROs and other contractors and consultants are vulnerable to attack, damage and interruption from natural disasters, terrorism, war, telecommunication and electrical failures, cyber~~-~~attacks, computer hacks, employee theft or misuse, fraud, viruses and malware (e.g., ransomware), malicious software, phishing and other social engineering schemes, human error, denial or degradation-of-service attacks, sophisticated nation-state and nation-state-supported actors, and other unauthorized access and security breaches that could jeopardize the confidentiality, integrity, and/or performance of our software, information technology systems, and data, and could expose us to legal, financial and reputational harm. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who continue to work remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we have not to our knowledge experienced any significant system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal information or other proprietary or sensitive information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our drug candidates and to conduct clinical trials, and similar events relating to their information technology systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could be subject to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties, fines and significant liability and the development and commercialization of our future drug candidates could be delayed. Further, if we or our third-party vendors were to experience a significant cybersecurity breach of our or their information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counter-parties and data subjects could be material. In addition, our remediation efforts may not be successful. Further, our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

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

We are currently collaborating with third parties to develop certain of our potential drug candidates. For example, we are collaborating with Merck with respect to the discovery, research and development of oligonucleotides against a MASH target. In the future, we may form or seek strategic alliances, joint ventures, or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to drug candidates we develop.

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

Our success depends in significant part on our ability and the ability of our current or future collaborators and licensors to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to our drug candidates and technology and to operate our business without infringing, misappropriating, or otherwise violating the intellectual property rights of others. If we and our current or future collaborators and licensors are unable to obtain and maintain sufficient intellectual property protection for our drug candidates or other drug candidates that we may identify, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize drug candidates similar or identical to ours, and our ability to successfully commercialize our drug candidates and other drug candidates that we may pursue may be impaired. While we own some issued or allowed patents with respect to our programs, including our CHB and MASH programs, we do not own or in-license any issued patents with claims that specifically recite our ALG-125755 or ALG-097558 drug candidates. We can provide no assurance that any of our other current or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. We cannot be certain that there is no invalidating prior art of which we and the patent examiner are unaware or that our interpretation of the relevance of prior art is correct. If a patent or patent application is determined to have an earlier priority date, it may prevent our patent applications from issuing at all or issuing in a form that provides any competitive advantage for our drug candidates. Failure to obtain additional issued patents could have a material adverse effect on our ability to develop and commercialize our drug candidates. Even if our patent applications do issue as patents, third parties may be able to challenge the validity and enforceability of our patents on a variety of grounds, including that such third party’s patents and patent applications have an earlier priority date, and if such challenges are successful, we may be required to obtain one or more licenses from such third parties, or be prohibited from commercializing our drug candidates.

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

In addition, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications or to maintain, defend and enforce the patents that we license to or from third parties, and we may have to rely on our partners to fulfill these responsibilities. For example, under the Luxna Agreement, we obtained a license from Luxna under patents relevant to certain aspects of our HBV programs as well as to various potential therapies, which we are pursuing to address SARS-CoV-2. Although we have review and comment rights regarding prosecution of patents that we license under the Luxna Agreement, Luxna retains ultimate decision-making control with respect to the prosecution of these patents. Additionally, under the Emory License Agreement, we obtained a license from Emory University under patents relevant to certain aspects of our small molecule CHB program. Although we direct prosecution of patents licensed under the Emory License Agreement, we are obligated to consult with Emory University with respect to prosecution of these patents and Emory and its counsel are responsible for making all filings related to such prosecution. Similarly, although we will control the prosecution of jointly developed patents resulting from our collaboration with the Rega Institute for Medical Research and the CD3 under the KU Leuven Agreement, we are obligated to consult with such parties with respect to prosecution of these patents. Consequently, any such licensed patents and applications may not be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our current or future licensors, licensees or collaborators fail to prepare, file, prosecute, maintain, enforce, and defend licensed patents and other intellectual property rights, such rights may be reduced or eliminated, and our right to develop and commercialize any of our drug candidates or technology that are the subject of such licensed rights could be adversely affected. In addition, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights.

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

In addition, on June 1, 2023, the European Patent Package, or EU Patent Package, regulations were implemented with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court, or UPC, for litigation involving European patents. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will by default automatically fall under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunctions. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Under the EU Patent Package as currently proposed, we have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court.

Moreover, geo-political actions in the U.S. and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the U.S. and foreign government actions related to Russia’s conflict in Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the U.S. without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and our collaborators’ or licensors’ patent applications and the enforcement or defense of our or our collaborators’ or licensors’ issued patents. For example, assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act (the Leahy-Smith Act), enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications filed after March 2013 are prosecuted and may also affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to challenge the validity of a patent by USPTO-administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. The USPTO has developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, particularly the first inventor-to-file provisions. Similarly, statutory or judicial changes to the patent laws of other countries may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. All of the foregoing could harm our business, financial condition, results of operations and prospects.

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

As of December 31, 2023, we had 66 full-time employees, including 52 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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
•
variations in our financial results or those of companies that are perceived to be similar to us; •changes in the structure of healthcare payment systems;
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

As of December 31, 2023, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 60.4% of our outstanding common stock (assuming all shares of non-voting common stock are converted into voting common stock in accordance with the terms of our amended and restated certificate of incorporation), and 27.1% of our outstanding common stock (assuming all shares of non-voting common stock are converted to voting common stock and all pre-funded warrants are exercised in full on a cash exercise basis). In addition, in our October 2023 private placement, certain of the holders of 5% or more of our capital stock acquired pre-funded warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $0.0001 per share) and common warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $0.7568 per share). Until exercised, the shares issuable upon the exercise of the pre-funded warrants and the common warrants are not included in the number of our outstanding shares of common stock. If such holders exercise their warrants, then the shares of our capital stock beneficially owned by our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates would increase significantly. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

The dual class structure of our common stock may limit an investor’s ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Consequently, the exercise by holders of our non-voting common stock of their option to make this conversion will have the effect of increasing the relative voting power of such holders, and correspondingly decreasing the voting power of the holders of our common stock, which may limit an investor’s ability to influence corporate matters. As of December 31, 2023, we had 3,092,338 shares of non-voting common stock outstanding. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the Securities Exchange Act), and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline.

As of December 31, 2023, approximately 12.5 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

In addition, the holders of approximately 75.1 million of our total common stock and non-voting common stock are entitled to rights with respect to the registration of their shares under the Securities Act described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss (NOL) carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We performed a Code Section 382 analysis in 2023 and determined there was an ownership change that resulted in Section 382 limitations. The ownership change limited our ability to utilize NOLs against future taxable income but will not result in the expiration of any NOLs. We may have experienced additional ownership changes in the past and may in the future experience ownership changes as a result of changes in our stock ownership (some of which are not in our control). In addition, under current tax law, federal NOL carryforwards generated in periods after December 31, 2017, may be carried forward indefinitely but may only be used to offset 80% of our taxable income. For these reasons, our ability to utilize our NOL carryforwards and other tax attributes to reduce future tax liabilities may be limited.

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

Pursuant to Section 404 of Sarbanes-Oxley, our management is required to report upon the effectiveness of our internal control over financial reporting for our fiscal year ended December 31, 2023. When we lose our status as an “emerging growth company,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff, all of which will entail additional expense.

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

We also seek to preserve the integrity and confidentiality of our confidential proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems, but it is possible that these security measures could be breached. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets, and we may need to share our trade secrets and proprietary know-how with current or future partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, services, and our broader enterprise IT environment;
•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•
cybersecurity awareness training of our employees, incident response personnel, and senior management; and
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for service providers, suppliers, and vendors.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information , see the section titled “Risk Factor— Risks related to product development and regulatory process—Our business and operations may suffer in the event that our information technology systems, or those used by our CROs or other contractors or consultants, fail or suffer security breaches.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (Committee) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program. The Committee receives reports from management on our cybersecurity risks, at a minimum annually and as needed. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential. The Committee reports to the full Board regarding its activities, including those related to cybersecurity.

Our management team, lead by our Executive Director, Information Technology, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises our retained external cybersecurity consultants. Our management team’s experience includes a combined 25 years of experience in managing IT environments including assessing the overall risk management program and material risks, as well as building our cybersecurity framework over the past six years.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

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

We also have an office in Leuven, Belgium, where we lease and occupy approximately 8,100 square feet of office and laboratory space. The current term of our Leuven, Belgium lease expires in August 2028.

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

On March 26, 2022, the Company received notice of a complaint (the Complaint) filed by Janssen Biopharma, LLC (Janssen), which generally concerned an alleged breach by certain of our employees of their obligations to Janssen as prior employees of Janssen by purporting to assign to Aligos various inventions allegedly owned by Janssen. The Complaint was filed on March 9, 2022 in the Superior Court of the State of California, County of San Mateo, against the Company, Lawrence M. Blatt, Chairman, Chief Executive Officer and Director of the Company, and Leonid Beigelman, the former President and a former Director of the Company. The Complaint alleged breach of contract by Lawrence M. Blatt and Leonid Beigelman and tortious interference with contract by the Company and sought declaratory judgment of ownership of certain intellectual property by the Company, among other claims. The

Complaint stated that Janssen is seeking injunctive relief, assignment of certain intellectual property from us to Janssen and monetary damages.

On August 4, 2022, the Company filed counterclaims against Janssen alleging Janssen had engaged in unfair competition and promissory fraud, and on August 22, 2022, the Company filed its response to the Complaint.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was listed on The Nasdaq Global Select Market under the symbol “ALGS” from October 20, 2020 to March 5, 2024 and has been listed on The Nasdaq Capital Market since March 6, 2024. Prior to October 20, 2020, there was no public trading market for our common stock.

Holders of Record

As of March 8, 2024, there were 46 holders of record of our common stock, which consist of 44 holders of record of our voting common stock and two holders of record of our non-voting common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel therapeutics to address unmet medical needs in liver diseases and viral infections, including in the areas of metabolic dysfunction associated steatohepatitis (MASH), chronic hepatitis B (CHB) and coronavirus (e.g., SARS-CoV-2 and related infections). We utilize our proprietary small molecule and oligonucleotide platforms to develop pharmacologically optimized drug candidates designed to achieve improved treatment outcomes.

Our primary area of focus is MASH, a complex, chronic liver disease where combination regimens may prove beneficial. Our most advanced drug candidate for MASH is ALG‑055009, a small molecule thyroid hormone receptor beta (THR‑ß) agonist. This drug candidate recently completed evaluation in a Phase 1 study in healthy volunteers (HVs) (oral single ascending doses (SAD)) and in subjects with hyperlipidemia (14 oral daily doses). Clinical data after single doses up to 4 mg and multiple doses up to 1 mg showed that ALG‑055009 was well tolerated, had dose proportional pharmacokinetics (PK) with low intersubject variability, and demonstrated expected thyromimetic effects (i.e., generally dose proportional increases in sex hormone binding globulin and decreases in various atherogenic lipids and thyroid hormones). In this same study, we have also evaluated relative bioavailability where we have shown the soft gelatin capsules to be used on Phase 2 studies, delivers similar exposures compared to the solution used in Phase 1 studies; we observed low intersubject PK variability and there was no evidence of a meaningful food effect. Currently, we are initiating a Phase 2a proof of concept study (HERALD) under an amendment to an open investigational new drug application (IND). The study’s design is a 12-week randomized, placebo-controlled trial evaluating 4 doses of ALG-055009 vs. placebo in approximately 100 subjects with presumed liver fibrosis stage 1-3 (F1-F3) MASH. In addition to collecting safety and PK data, this study is also designed to assess multiple efficacy biomarkers, which include MRI-PDFF and other non-invasive tests previously shown to be impacted by treatment with THR‑ß agonists. We anticipate dosing to begin in the second quarter of 2024 and with topline safety and 12 week MRI-PDFF data from this study in the fourth quarter of 2024. We believe ALG‑055009 has the potential to become a best‑in‑class THR‑ß agonist and could play an integral role in future MASH combination regimens based on its enhanced potency, beta selectivity, and its PK profile versus other THR‑ß drugs in development.

In addition to our small molecule THR‑ß program, we are also progressing oligonucleotide projects for MASH, including the collaboration with Merck. The programs are currently progressing through preclinical activities.

Our second area of focus seeks to enhance the viral suppression and rate of functional cure for CHB, which often results in life-threatening conditions such as cirrhosis, end-stage liver disease and, the most common form of liver cancer, hepatocellular carcinoma (HCC). To achieve this, we are developing a portfolio of differentiated CHB drug candidates, including a small molecule Capsid Assembly Modulator that results in the production of empty viral capsids (CAM-E) and small molecule inhibitors of the Programmed Cell Death Ligand 1 (PD‑1/PD-L1) interaction.

We have completed the initial Phase 1a study in HVs for our CAM-E, ALG‑000184, and a Phase 1b dose ranging study evaluating the safety, PK and antiviral activity of 10-300 mg doses of ALG‑000184 for 28 days among untreated HBV e-antigen (HBeAg) positive/negative CHB subjects. For these studies, ALG‑000184 was found to be well tolerated with a favorable PK profile and demonstrated potentially best-in-class substantial HBV DNA and RNA reductions at all doses tested, as well as HBV surface antigen (HBsAg) reductions in a subset of HBeAg positive subjects receiving 300 mg ALG‑000184 (Hou et. al, AASLD 2022). Based on the favorable profile after dosing up to 300 mg ALG‑000184 x 28 days, additional Phase 1b cohorts are currently ongoing and evaluating the risk-benefit profile of up to 300 mg doses of ALG‑000184 with or without entecavir (ETV) therapy for up to 96 weeks in HBeAg positive/negative CHB subjects. Preliminary data have been presented for several of these cohorts

(Hou et al., EASL 2023, Yuen et al., AASLD 2023) and indicate that ALG‑000184 dosed for up to 48 weeks has shown to be well tolerated with a favorable PK profile and potentially best-in-class antiviral activity. Specifically, antiviral activity data in subjects dosed with 300 mg ALG‑000184 + ETV for up to 48 weeks are available in cohorts (Part 4 Cohorts 2 and B) of HBeAg positive subjects with normal/elevated baseline ALT. In these cohorts, we observed mean DNA reductions of 6.8 log10 IU/mL. Notably, subjects in these cohorts who initially received ETV x 12 weeks had more modest reductions in HBV DNA as compared to subjects receiving ALG‑000184 + ETV over the same time period. In addition, subjects initially receiving ETV only then experienced further reductions in HBV DNA levels once they started receiving the combination of ETV and ALG‑000184, and their HBV DNA levels also reached levels exceeding 6 log10 IU/mL, indicating an additive antiviral effect of ALG-000184 with ETV. Further, as of February 28, 2024, subjects receiving 300 mg ALG‑000184 monotherapy had similar DNA reductions as subjects receiving 300 mg ALG‑000184 + ETV and no subject has experienced viral breakthroughs. This indicates ETV is not meaningfully contributing to observed antiviral activity and there is no evidence of emergence of resistance after dosing with ALG‑000184 monotherapy for up to 48 weeks, the last time point studied to date. We have also observed in subjects dosed with either 100 or 300 mg of ALG-000184 + ETV that mean blood levels of all the three major viral antigens (HBsAg, HBeAg, and HBV core-related antigen (HBcrAg)) all declined by at least 1.2 log10 units and these declines were dose related. Maximum individual declines of these antigens ranged from 2.0-2.5 log10 units over this time period. By comparison, no meaningful change in any of these antigen levels was observed in subjects dosed with ETV alone. Dosing of HBeAg positive/negative subjects with ALG‑000184 + ETV in ongoing cohorts will continue throughout 2024 and interim safety, PK, and antiviral activity data will be presented at scientific conferences throughout the year. We believe that our CAM‑E, ALG‑000184, can lead to greater rates of viral suppression and, in combination with other mechanisms of action such as those in our CHB portfolio, also may lead to higher rates of functional cure.

For our siRNA drug candidate targeting HBsAg production, ALG‑125755, we conducted a Phase 1 study evaluating single doses ranging from 20-200 mg and 50-320 mg in HVs and virologically suppressed HBeAg negative CHB subjects, respectively. In this study, we found that these single doses were well tolerated with a favorable PK profile. With respect to antiviral activity, available data indicated evidence of HBsAg lowering at all 3 dose levels evaluated. We plan to seek additional external funding to further advance this drug candidate in clinical development.

We are also exploring ways to boost immune responses via small molecule inhibitors of the Programmed Cell Death Ligand 1 (PD-L1) transmembrane protein and its interaction with Programmed Cell Death Protein 1 (PD-1). We have rationally designed these T cell activating drug candidates to partition preferentially to the liver and thereby potentially mitigate systemic toxicity in an effort to develop better tolerated PD-1/PD-L1 inhibitors for CHB patients. Lead molecules developed to date show similar in vivo efficacy in tumor models to approved PD-1/PD-L1 antibodies. Our small molecule lead compounds also demonstrate greater PD-L1 target occupancy at a lower dose in a humanized PD-L1 subcutaneous tumor model compared to competitor small molecule PD-L1 inhibitors. We have recently selected two lead molecules and have initiated scale-up to enable further advancement towards clinical development.

Our third area of focus is to develop drug candidates with pan-coronavirus antiviral activity, including against Severe Acute Respiratory Syndrome coronavirus 2 (SARS-CoV-2), the virus responsible for COVID-19. In this area of focus, we are exploring small molecule coronavirus 3CL protease inhibitors (PIs) in collaboration with KU Leuven, the Center for Innovation and Stimulation of Drug Discovery (CISTIM) and the CD3. Our lead candidate, ALG‑097558, has been shown to be at least 6-fold more potent than nirmatrelvir and other PIs in clinical development in cell-based assays against a panel of SARS-CoV-2 variants (including Omicron). It also has demonstrated broad pan-coronavirus activity, and based on emerging Phase 1 clinical data, is not expected to require ritonavir boosting. Evaluation of ALG‑097558 in the hamster SARS-CoV-2 infection model has shown that, when dosed prior to infection or up to 24 hours post-infection, the compound caused a significant reduction in the levels of infectious virus in the lungs. ALG‑097558 also appeared to better maintain its antiviral activity against certain resistant mutants compared to other PIs in development based on publicly available data. The safety and PK properties of ALG-097558 are currently being assessed in an ongoing Phase 1 study in HVs. To date, single doses up to 2000 mg have been well tolerated with dose related increase in PK. Additionally, in the on-going multiple ascending dose cohort, it is well tolerated at the 350 mg BID dose for 7 days with additional multiple dose cohorts planned to be conducted in the first and second quarters of 2024. We expect to share topline data from this study at a scientific conference in the second quarter of 2024.

Preclinical activities for our coronavirus program were partially funded through a grant from the National Institutes of Health (NIH) and the National Institute of Allergy and Infectious Diseases (NIAID) Antiviral Drug Discovery (AViDD) Centers for Pathogens of Pandemic Concern program through the Metropolitan AntiViral Drug Accelerator (MAVDA) consortium. Specific clinical and nonclinical studies for the ALG-097558 program and the follow up compound, are now also being funded with federal funds from the NIAID, NIH, Department of Health and Human Services, under Contract No. 75N93023C00052. We plan to conduct the clinical pharmacology studies in the second half of 2024 through the end of 2025 as part of this NIAID contract. We expect to receive approximately $11.0 million in funds across these two NIH awards and contracts to support these activities. We are also presently seeking additional external funding (e.g., from governmental agencies) to support future studies (e.g., Phase 2) as we advance ALG-097558 for the treatment of COVID-19 and future coronavirus pandemics.

In July 2021, we completed a follow-on offering and issued 4,400,000 shares of our common stock at a price to the public of $19.00 per share for net proceeds of $77.7 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

In October 2023, we completed a private investment in public equity (PIPE) offering and entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which we agreed to issue 31,429,266 shares of our common stock, par value $0.001 per share, pre-funded warrants to purchase an aggregate of 81,054,686 shares of our common stock (the “2023 Pre-Funded Warrants”), and common warrants to purchase an aggregate of 56,241,973 shares of our common stock (the “Common Warrants,” and together with the 2023 Pre-Funded Warrants, the "Warrants"). Each Warrant is exercisable for one share of common stock. The Company received gross proceeds of approximately $92.1 million, and after deducting the placement agent fees and expenses and offering costs, net proceeds were approximately $86.2 million.

We have incurred net losses and negative cash flows from operations in each year since our formation in February 2018. Our net losses were $87.7 million and $96.0 million for the years ended December 31, 2023 and 2022, respectively. We have had no revenue from product sales. As of December 31, 2023, we had an accumulated deficit of $486.8 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. Our net operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of our clinical trials and nonclinical studies and our other research and development expenses. We have no internal manufacturing capabilities or sales force and outsource a substantial portion of our clinical trial work to third parties.

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

We track direct external research and development expenses on a program-specific basis (CHB, coronaviruses, MASH and early-stage programs). The following table summarizes these research and development costs, in thousands:

	Year ended December 31,
	2023	2022
Direct research and development expenses by development program:
Metabolic dysfunction-associated steatohepatitis program	$7,899	$3,489
Chronic Hepatitis B program	7,345	20,681
Coronaviruses program	8,421	5,651
Other early-stage programs	9,213	11,324
Total direct research and development expenses	$32,879	$41,145
Total indirect research and development expenses	40,161	43,932
Total research and development expense	$73,040	$85,077

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

Interest and other income, net

Interest and other income, net comprises interest income, net and other income (expense), net. Interest income, net primarily consists of interest earned on our cash, cash equivalents, and investments. Other income (expense), net consists primarily of foreign currency exchange gains and losses.

Provision for income taxes

Since our inception in 2018, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2023, we had federal net operating loss (NOL) carryforwards of $3.7 million available to reduce taxable income and these NOLs can be carried forward indefinitely. We have state NOL carryforwards of $12.7 million as of December 31, 2023, available to reduce future state taxable income, which expire at various dates beginning in 2038. As of December 31, 2023, we also had federal and state research and development tax credit carryforwards of $0.2 million and $0.2 million, respectively. The federal research and development tax credit carryforwards begin to expire in 2043, while the state research and development tax credit carryforwards can be carried forward indefinitely. The Company had $6.0 million of Australian NOL carryforwards and $0.7 million of Australian research and development tax credit carryforwards available. The Australian NOL and research and development tax credits have no expiration date.

Under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period), our ability to use our pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We performed a Code Section 382 analysis in 2023 and determined there was an ownership change that resulted in Section 382 limitations. As of the ownership change, $288.6 million and $407.1 million of federal and state net operating losses, respectively, and $9.7 million and $4.8 million of research and development credit carryforwards were written off.

We may experience additional ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. In the future, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards or other tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us and could adversely affect our business, results of operations, and cash flows. In addition, under current tax law, federal NOL carryforwards generated in periods after December 31, 2017, may be carried forward indefinitely but, may only be used to offset 80% of our taxable income.

Results of operations

Comparison of the years ended December 31, 2023 and 2022

The following table summarizes our operating expenses for the years ended December 31, 2023 and 2022:

	Twelve Months Ended
	December 31,		Change
	2023	2022	($)%

Revenue from collaborations	$9,338	$13,907	$(4,569)	-33%
Revenue from customers	6,191	—	$6,191	100%
Operating expenses:
Research and development	73,040	85,077	(12,037)	-14%
General and administrative	30,616	26,410	4,206	16%
Total operating expenses	103,656	111,487	(7,831)	-7%
Loss from operations	(88,127)	(97,580)	9,453	-10%
Interest and other income, net:
Interest income, net	4,297	1,521	$2,776	183%
Other income (expense), net	(3,054)	119	$(3,173)	-2669%
Total interest and other income, net	1,243	1,640	(397)	-24%
Loss before provision for income taxes	(86,884)	(95,940)	$9,056	-9%
Income tax expense	(795)	(106)	$(689)	650%
Net Loss	(87,679)	(96,046)	$8,367	-9%

Revenue from collaborations

Revenue from collaborations was $9.3 million for the year ended December 31, 2023, compared to $13.9 million for the year ended December 31, 2022, a decrease of $4.6 million. This is due to the completion of the

Original Agreement with Merck in the first quarter of 2023, leaving the Amended collaboration agreement with Merck to continue in the year ended December 2023.

Revenue from customers

Revenue from customers was $6.2 million for the year ended December 31, 2023 , primarily due to the agreement with Amoytop signed in 2023. Refer to footnote 12, Revenue from Contracts with Customers for further information. There was no revenue recognized from customers in the year ended December 31, 2022.

Research and development expenses

Research and development expenses were $73.0 million for the year ended December 31, 2023, compared to $85.1 million for the year ended December 31, 2022, a decrease of $12.0 million. This is due to a decrease of $9.5 million in third-party expenses mainly related to our discontinued STOPs and ASO programs in 2022, partially offset by increases in our ongoing activities and related expenditures associated with our CAM clinical trial activities and MASH program, as well as the milestone payment to Katholieke Universiteit Leuven (KU Leuven) under its collaboration agreement related to the coronaviruses and the dosing of the first patient in a Phase 1 clinical trial. There was also a decrease of $0.5 million in depreciation, and a decrease of $2.9 million in employee-related costs, of which $0.9 million related to stock-based compensation. This was partially offset by an increase of $0.9 million in facility expenses.

General and administrative expenses

General and administrative expenses were $30.6 million for the year ended December 31, 2023, compared to $26.4 million for the year ended December 31, 2022, an increase of $4.2 million. This is due to an increase of $6.5 million of third-party expenses primarily due to higher legal and patent attorney costs, partially offset by a decrease of $0.5 million of employee-related costs, of which $0.8 million related to stock-based compensation (partially offset by other immaterial items), a decrease of $0.2 million in depreciation and recruiting costs, and a decrease of $1.5 million in facility expenses.

Interest income, net

Interest income, net increased to $4.3 million for the year ended December 31, 2023 from $1.5 million for the year ended December 31, 2022, an increase of approximately $2.8 million, primarily due to an increase in market interest rates.

Other income (expense), net

Other income (expense), net was an expense, net of $3.1 million for the year ended December 31, 2023 compared to income, net of $0.1 million for the year ended December 31, 2022, a difference of $3.2 million. The difference was due primarily to fair value of Common Warrants and issuance costs recognized associated with the Securities Purchase Agreement.

Liquidity and capital resources

Liquidity

We have incurred net losses since inception. We have not generated any revenue from product sales and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any drug candidates for at least several years, if ever.

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

In October 2023, we completed a PIPE offering and issued 31,429,266 shares of common stock, pre-funded warrants to purchase an aggregate of 81,054,686 shares of Common Stock, and common warrants to purchase an aggregate of 56,241,973 shares of Common Stock. The Company received gross proceeds of approximately $92.1 million, and after deducting the placement agent fees and expenses and offering costs, net proceeds were approximately $86.2 million.

As of December 31, 2023, we had cash, cash equivalents and investments of $135.7 million.

Capital resources

Our primary use of cash is to fund operating expenses, which consist primarily of research and development costs related to our drug candidates and our discovery programs, and to a lesser extent, general and administrative expenditures. We expect our expenses to increase substantially in connection with our ongoing clinical development activities related to our MASH drug candidate ALG-055009, which we have initiated clinical trials, as well as our research and development of our other drug candidates within our coronavirus and CHB programs.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended
	December 31,
	2023	2022
Net cash used in operating activities	$(78,997)	$(79,389)
Net cash provided by (used in) investing activities	44,981	(26,293)
Net cash provided by financing activities	88,328	164
Net increase (decrease) in cash, cash equivalents, and restricted cash	$54,312	$(105,518)

Operating activities

During Fiscal 2023, operating activities used $79.0 million of cash, primarily resulting from our net loss of $87.7 million and cash used as a result of changes in our operating assets and liabilities of $9.5 million, partially offset by non-cash charges of $18.2 million. Net cash used as a result of changes in our operating assets and liabilities of $9.5 million consisted of a increase in accrued liabilities of $0.9 million, an increase of $0.5 million in deferred revenue from customers, and a decrease in other current assets of $2.3 million, offset by a decrease of $2.4 million in operating lease liabilities, a decrease of $2.2 million in accounts payable, and a decrease of $8.7 million in deferred revenue from collaborations.

The decrease in deferred revenue from collaborations was a result of our recognition of revenue from collaborations due to progress towards the completion of the projects. The increase in our deferred revenue from customers was a result of our agreement with Amoytop (refer to Note 12 Revenue from Contracts with Customers, for details). Operating lease liabilities decreased due to contractual lease payments, and the increase in accrued liabilities was due primarily due to our ongoing activities and related expenditures associated with our CAM clinical trial activities and MASH program.

During Fiscal 2022, operating activities used $79.4 million of cash, primarily resulting from our net loss of $96.0 million and cash used as a result of changes in our operating assets and liabilities of $1.6 million, partially offset by non-cash charges of $18.2 million. Net cash used as a result of changes in our operating assets and liabilities of $1.6 million consisted of a decrease in accrued liabilities of $9.1 million, an increase of $0.3 million in right of use assets, a decrease of $1.8 million in operating lease liabilities, and a decrease of $0.1 million in other liabilities, partially offset by a decrease in other current assets of $5.6 million, an increase of $1.7 million in accounts payable, and an increase of $2.5 million in deferred revenue from collaborations.

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

Investing activities

During Fiscal 2023, investing activities provided $45.0 million of cash, consisting primarily of investment maturities.

During Fiscal 2022, investing activities used $26.3 million of cash, consisting primarily of $104.3 million of investment purchases, and $0.9 million of purchases of property and equipment, partially offset by $78.9 million of investment maturities.

Financing activities

During Fiscal 2023, net cash provided by financing activities was $88.3 million, consisting primarily of $87.9 million from the issuance of common stock, common warrants and pre-funded warrants in the PIPE, the issuance of shares through our employee stock purchase plan, partially offset by payments of our finance leases.

During Fiscal 2022, net cash provided by financing activities was $0.2 million, consisting primarily of $0.2 million from the issuance of common stock from the exercise of employee stock options and the issuance of shares through our employee stock purchase plan, partially offset by payments of our finance leases.

Contractual obligations and commitments

Our principal commitments consist of obligations under our operating leases for office space in South San Francisco, California, and Belgium, and finance lease commitments representing obligations related to vehicle leases for employees and a lease for lab equipment. All of our finance leases are for assets in Belgium. We do not have any material purchase commitments for contracts with fixed or minimum service requirements. We also enter into contracts in the normal course of business with various vendors that generally provide for contract termination following a certain notice period. The Company enters into contracts in the normal course of business that includes arrangements with clinical research organizations, vendors for preclinical research and vendors for manufacturing. These agreements generally allow for cancellation with notice. As of December 31, 2023, the Company had no material non-cancellable purchase commitments.

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

Stock-based compensation

We measure stock options and other stock-based awards granted to employees, directors and other service providers based on their fair value on the date of grant and recognize compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. We recognize the impact of forfeitures on stock-based compensation expense as forfeitures occur. We apply the straight-line method of expense recognition to all awards with only service-based vesting conditions. During the years ended December 31, 2023 and 2022, we did not grant any stock-based awards with performance-based vesting conditions. We recognize compensation expense related to such awards when it is determined that satisfying the performance conditions is probable using the accelerated attribution method over the requisite service period.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash, cash equivalents and investments of $135.7 million as of December 31, 2023, consist of bank deposits, money market funds, certificates of deposit and US Treasury available-for-sale securities. We are exposed to market risk related to changes in interest rates applicable to our investment portfolio of cash equivalents and short-term and long-term investments. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Should U.S. interest rates decline, interest income would be reduced in future periods for short- and long-term investments which mature and the proceeds of which are reinvested in similar instruments at lower interest rates. Additionally, the fair value of our short-term and long-term investments is subject to change as a result of potential changes in market interest rates. As of December 31, 2023, we estimate that a hypothetical 100 basis point adverse movement would not result in a material impact on our financial position or results of operations or cash flows.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aligos Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Aligos Therapeutics, Inc. (the Company) as of December 31, 2023 and 2022, the related Consolidated Statements of Operations and Comprehensive Loss, Changes in Stockholders’ Equity and Cash Flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

San Mateo, California

March 12, 2024

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$135,704	$81,347
Restricted cash	70	115
Short-term investments	-	44,480
Other current assets	5,310	7,603
Total current assets	141,084	133,545
Operating lease right-of-use assets	6,559	7,698
Property and equipment, net	3,259	4,816
Other assets	625	634
Total assets	$151,527	$146,693

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,517	$4,737
Accrued liabilities	16,842	16,039
Operating lease liabilities, current	3,229	3,035
Finance lease liabilities, current	10	108
Deferred revenue from customers, current	1,224	467
Deferred revenue from collaborations, current	84	8,743
Total current liabilities	23,906	33,129
Operating lease liabilities, net of current portion	7,668	9,201
Finance lease liabilities, net of current portion	231	230
Deferred revenue from customers, net of current portion	-	233
Warrant liability	27,596	-
Long term liability	46	-
Total liabilities	59,447	42,793
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2023 and December 31, 2022, respectively; no shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively.	-	-
Common stock, $0.0001 par value; 320,000,000 shares authorized as of December 31, 2023 and December 31, 2022, respectively; 75,096,906 and 42,922,980 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively.	7	4
Additional paid-in capital	578,325	502,613
Accumulated deficit	(486,797)	(399,118)
Accumulated other comprehensive income	545	401
Total stockholders’ equity	92,080	103,900
Total liabilities and stockholders’ equity	$151,527	$146,693

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Revenue from collaborations	$9,338	$13,907
Revenue from customers	6,191	—
Operating expenses:
Research and development	73,040	85,077
General and administrative	30,616	26,410
Total operating expenses	103,656	111,487
Loss from operations	(88,127)	(97,580)
Interest and other income, net	1,243	1,640
Loss before income tax expense	(86,884)	(95,940)
Income tax expense	(795)	(106)
Net loss	(87,679)	(96,046)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	96	(57)
Gains on pension plans	48	6
Other comprehensive income (loss)	144	(51)
Comprehensive loss	$(87,535)	$(96,097)
Net loss per share, basic and diluted	$(1.36)	$(2.25)
Weighted average shares of common stock, basic and diluted	64,260,588	42,695,227

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per share data)

	Year Ended December 31, 2023
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance as of December 31, 2021	42,690,229	$4	$487,347	$(303,072)	$452	$184,731
Issuance of common stock upon exercise of stock options	12,896	-	20	-	-	20
Issuance of common stock related to ESPP purchase	219,855	-	205	-	-	205
Stock-based compensation expense related to employee stock awards	-	-	13,540	-	-	13,540
Stock-based compensation expense related to employee stock purchases	-	-	1,292	-	-	1,292
Vesting of early exercised common stock options	-	-	209	-	-	209
Other comprehensive loss	-	-	-	-	(51)	(51)
Net loss	-	-	-	(96,046)	-	(96,046)
Balance as of December 31, 2022	42,922,980	$4	$502,613	$(399,118)	$401	$103,900

Issuance of common stock upon exercise of stock options	17,109	-	23	-	-	23
Issuance of common stock related to ESPP purchase	727,551	-	551	-	-	551
Issuance of common stock in connection with PIPE offering, net of offering costs	31,429,266	3	18,641	-	-	18,644
Issuance of pre-funded warrants in connection with PIPE offering, net of offering costs	-	-	48,079	-	-	48,079
Costs related to the PIPE offering	-	-	(4,300)	-	-	(4,300)
Stock-based compensation expense related to employee stock awards	-	-	11,799	-	-	11,799
Stock-based compensation expense related to employee stock purchases	-	-	853	-	-	853
Vesting of early exercised common stock options	-	-	66	-	-	66
Other comprehensive income	-	-	-	-	144	144
Net loss	-	-	-	(87,679)	-	(87,679)
Balance as of December 31, 2023	75,096,906	7	578,325	(486,797)	545	92,080

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(87,679)	$(96,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments	(424)	(159)
Amortization of right of use assets	1,510	1,369
Impairment of right of use assets	724	-
Change in fair value of warrant liability	2,169	-
Loss on disposal of assets	17	-
Depreciation expense	1,559	2,306
Stock-based compensation including ESPP	12,652	14,693
Changes in operating assets and liabilities:
Other assets	2,297	5,594
Right of use assets	-	(278)
Accounts payable	(2,219)	1,722
Accrued liabilities	918	(9,140)
Operating lease liabilities	(2,432)	(1,819)
Other liabilities	46	(133)
Deferred revenue from collaborations	(8,659)	2,502
Deferred revenue from customers	524	-
Net cash and cash equivalents used in operating activities	(78,997)	(79,389)
Cash flows from investing activities:
Activities in available-for-sale investments:
Maturities of short-term investments	45,011	78,915
Purchase of short-term investments	(11)	(104,265)
Purchases of property and equipment	(19)	(943)
Net cash and cash equivalents provided by (used in) investing activities	44,981	(26,293)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with PIPE Offering, net of costs	17,443	-
Proceeds from issuance of pre-funded warrants in connection with PIPE Offering, net of costs	44,980	-
Proceeds from issuance of common warrants in connection with PIPE Offering, net of costs	25,427	-
Payments on finance lease	(96)	(61)
Proceeds from the ESPP purchase	551	205
Proceeds from the exercise of common stock option	23	20
Net cash and cash equivalents provided by financing activities	88,328	164
Net increase (decrease) in cash, cash equivalents, and restricted cash	54,312	(105,518)
Cash, cash equivalents, and restricted cash, beginning of period	81,462	186,980
Cash, cash equivalents, and restricted cash, end of period	$135,774	$81,462

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Continued)

(In thousands)

	Twelve Months Ended December 31,
	2023	2022
Reconciliation to amounts on the Consolidated Balance Sheets:
Cash and cash equivalents	$135,704	$81,347
Restricted cash	70	115
Total cash, cash equivalents, and restricted cash	$135,774	$81,462

Supplemental disclosures of noncash financing and investing activities:
Receivable due from arrangement	$-	$700
Mark to market adjustment for available-for-sale investments	$96	$(57)
Acquisition of right of use asset through operating lease obligation	$1,094	$-
Vesting of early exercised options	$66	$209
Change in pension obligation	$48	$6

The accompanying notes are an integral part of these consolidated financial statements.

Aligos Therapeutics, Inc.

Notes to consolidated financial statements

Unless otherwise indicated, financial information except share and per share data, including dollar values stated in the text of the notes to financial statements, is expressed in thousands of dollars.

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

Aligos is a clinical-stage biopharmaceutical company focused on developing novel therapeutics to address unmet medical needs in liver diseases and viral infections, including in the areas of metabolic dysfunction associated steatohepatitis (MASH), chronic hepatitis B (CHB), and coronavirus (e.g., SARS-CoV-2 and related infections).

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

Liquidity

The Company has incurred losses and negative cash flows from operations since its inception. As of December 31, 2023 and 2022, the Company had an accumulated deficit of approximately $486.8 million and $399.1 million, respectively. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of expanded research and development activities.

As of December 31, 2023, the Company has cash, cash equivalent and investments of approximately $135.7 million, which is available to fund future operations. The Company expects to continue to spend substantial amounts to continue the nonclinical and clinical development of its current and future programs. If the Company is able to gain marketing approval for drug candidates that are being developed, it will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of the Company’s planned and anticipated clinical trials is highly uncertain, the Company cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate the Company may develop.

The Company expects to finance its cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Based on the Company’s research and development plans, it is expected that the Company’s existing cash, cash equivalents and investments, will enable the Company to fund its operations for at least 12 months following the date the consolidated financial statements are issued. However, the Company’s operating plan may change as a result of many factors currently unknown, and the Company may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty the Company’s future expenses given the dynamic nature of its business, and the macro-economic environment generally.

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

Moreover, it is particularly difficult to estimate with certainty the Company’s future expenses given the dynamic nature of its business, and the macro-economic environment generally.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP generally requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to assets and liabilities, at the dates of the consolidated financial statements and the reported amounts of expenses during the reporting period. Areas where management uses subjective judgments include, but are not limited to, right-of-use assets, lease obligations, impairment of long-lived assets, stock-based compensation, accrued research and development costs, revenue from collaborations, revenue from contracts with customers, deferred revenue, common stock warrants liability, income taxes and pension liabilities in the accompanying consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Foreign currency

The Company’s foreign subsidiaries use the U.S. dollar as their functional currency, and they initially measure the foreign currency denominated assets and liabilities at the transaction date. Monetary assets and liabilities are then re-measured at exchange rates in effect at the end of each period, and non-monetary assets and liabilities are converted at historical rates. A re-measurement loss was recognized during the year ended December 31, 2023 of $45.7 thousand, and a re-measurement loss was recognized during the year ended December 31, 2022 of $42.0 thousand, and are reflected within interest and other income, net on the Consolidated Statements of Operations and Comprehensive Loss.

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

The Company has $2.9 million and $0.3 million of fixed assets in Aligos-US and Aligos-Belgium, respectively, as of December 31, 2023 and $4.1 million and $0.7 million of fixed assets in Aligos-US and Aligos‑Belgium, respectively as of December 31, 2022.

Cash equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents.

Restricted cash

As of December 31, 2023 and 2022, the restricted cash balance was $0.1 million and $0.1 million, respectively, and was used primarily to secure letters of credit in relation to the Company’s operating leases and deposits on rental assets (Note 6), as well as employee withholdings for the employee stock purchase plan.

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

For both held-to-maturity and available-for-sale investments, the Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. If the Company believes an impairment of a security position is other than temporary, based on available quantitative and qualitative information as of the report date, the loss will be recognized as other income (expense), net, in the Company’s Consolidated Statements of Operations and Comprehensive Loss and a new cost basis in the investment is established. No impairment charges were recorded during the years ended December 31, 2023 and 2022.

As of December 31, 2023 there were no investments on the Consolidated Balance Sheets. As of December 31, 2022, investments consisted of Certificates of Deposit and U.S. Treasury securities, with original maturities of up to 1.50 years.

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

U.S. GAAP does not contain authoritative accounting standards for grants or contracts provided by governmental entities to a for-profit entity. Absent authoritative accounting standards, interpretative guidance issued and commonly applied by financial statement preparers allows for the selection of accounting policies amongst acceptable alternatives. The Company determined it most appropriate to account for grants by analogy to International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance. Under this model, reimbursements the Company receives from the U.S. government for qualifying expenditures under the NIH grant will be recognized in earnings as a reduction to research and development expense when there is reasonable assurance that the Company will receive the grant. IAS 20 does not define “reasonable assurance”; however, the Company analogized this to “probable” as defined in FASB ASC 450-20-20 under U.S. GAAP, which is the definition the Company has applied. The grants and contracts will be recognized in earnings as a reduction of the related research and development (R&D) expenses. During the year ended December 31, 2023, $1.6 million was recognized as a reduction to R&D expenses. There was none recognized in the year ended December 2022.

Common warrants liability

The Company accounts for certain warrants as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The Company determined that its outstanding warrants are freestanding derivative instruments. The warrants are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of interest and other income, net in the Consolidated Statements of Operations and Comprehensive Loss. The fair value of the warrants issued by the Company has been estimated and is revalued at the end of each reporting period using a probability weighted Black-Scholes option pricing model.

Leases

The Company determines at the inception of the lease if an arrangement is a lease. Operating leases are included in operating lease right-of-use (ROU) assets and operating lease liabilities in the Consolidated Balance Sheets. Finance leases are included in property and equipment and finance lease liabilities in the Consolidated Balance Sheets.

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

Impairment of Right of Use Assets

In accordance with ASC 360, Property, Plant and Equipment, management reviews the Company’s right of use assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability, as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. During the year ended December 31, 2023, the Company vacated certain leased office space and as a result, the Company recorded an impairment charge against right of use assets of $0.7 million, recorded in the Consolidated Statements of Operations and Comprehensive Loss as general and administrative (G&A) expenses. No impairments were recorded in the year ended December 31, 2022.

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

Impairment of long-lived assets

The Company regularly reviews the carrying amount of its property, equipment and intangible assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. No impairment charges were recorded during the years ended December 31, 2023 or 2022.

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

When the Company enters into collaboration arrangements, the Company assesses whether the arrangement falls within the scope of ASC 808, Collaborative Arrangements (ASC 808) based on whether the arrangement involves joint operating activities and whether both parties would be active participants and would be exposed to significant risks and rewards of the arrangement. To the extent that the arrangement falls within the scope of ASC 808, the Company assesses whether the payments between the parties fall within the scope of other accounting literature such as ASC 606, Revenue from Contracts with Customers (ASC 606). The upfront payments received during the years ended December 31, 2023 and 2022 were recorded on the Consolidated Balance Sheets as Deferred Revenue from Collaborations.

Revenue from contracts with customers

The Company enters into revenue arrangements with certain partners. Consideration under these contracts may include an upfront payment, development, regulatory, sales and other milestone payments. Contractual payments received for research and development activities performed are recognized on a gross basis in Revenue from Customers.

The Company may also perform research and development activities under the revenue agreements where the Company may be granted licenses from its partners. Contractual payments to the other party in revenue agreements and costs incurred by the Company are recognized on a gross basis in research and development expenses. Royalties and license payments are recorded as due.

When the Company enters into revenue arrangements, the Company assesses whether the arrangement first falls within the scope of ASC 808, Collaborative Arrangements (ASC 808) based on whether the arrangement involves joint operating activities and whether both parties would be active participants and would be exposed to significant risks and rewards of the arrangement. If the arrangement does not fall into this literature, the Company then looks to ASC 606, Revenue from Contracts with Customers (ASC 606) to see whether the partner is considered a customer. The upfront payments received during the years ended December 31, 2023 and 2022 were recorded on the Consolidated Balance Sheets as Deferred Revenue from Customers.

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

See Note 9 for the assumptions used by the Company in determining the grant date fair value of stock-based awards granted, as well as a summary of the stock-based award activity under the Company’s stock-based compensation plan for years ended December 31, 2023 and 2022.

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

Net loss per share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. The weighted-average number of shares of common stock outstanding includes the shares subject to the pre-funded warrants as per ASC 260, shares issuable for little or no cash consideration upon the satisfaction of certain conditions, shall be considered outstanding common shares.

Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options, common stock subject to repurchase related to early exercise of stock options, unvested restricted stock subject to repurchase, common stock warrants and convertible notes are considered to be potentially dilutive securities.

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

Recently issued accounting standards

In June 2016, the FASB issued ASU No. 2016-13. Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. Currently, U.S. GAAP delays recognition of the full amount of credit losses until the loss is probable of occurring. Under this ASU, the income statement will reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses will be based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses (ASU 2018-19), which clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses (ASU 2019-04), which clarifies the new expected credit loss methodology for loans, receivables and other financial assets, including recoveries and accrued interest on receivables. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses (ASU 2019-11), which clarifies guidance around how to report expected recoveries. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this standard in fiscal year 2023 and there was not a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). The guidance removes specific exceptions to the general principles in ASC 740, improves application of income tax-related guidance and reduces complexity related to the accounting for income taxes. The standard is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company adopted this standard in fiscal year 2021 and there is not a material impact on its consolidated financial statements.

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

3. Property and equipment

The components of property and equipment were as follows as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Leasehold improvements	$6,101	$6,087
Lab equipment	5,830	6,179
Computer equipment	1,051	1,052
Furniture and office equipment	732	739
Vehicles	296	305
Asset under construction	4	22
Total, at cost	14,014	14,384
Accumulated depreciation	(10,755)	(9,568)
Total, net	$3,259	$4,816

During the years ended December 31, 2023 and 2022, depreciation expense was $1.6 million and $2.3 million, respectively. Finance leases for vehicles and lab equipment are also included in property and equipment on the Consolidated Balance Sheets (Note 6).

4. Investments

As of December 31, 2022, amortized cost, gross unrealized gains and losses, and estimated fair values of total fixed-maturity securities were as follows:

December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. Treasury bonds	$44,576	$-	$(96)	$44,480

The Company had no available for sale securities as of December 31, 2023.

Changes in fair value are related to changes in market interest rates. The Company expects to collect all contractual principal and interest payments.

The Company recorded interest income of $4.3 million and $1.5 million, respectively, during the years ended December 31, 2023 and 2022, as a component of interest and other income, net on the Company’s Consolidated Statement of Operations and Comprehensive Loss.

5. Accrued liabilities

Accrued liabilities consisted of the following as of December 31:

	December 31,	December 31,
	2023	2022
Accrued compensation	$6,673	$6,297
Accrued payables	7,144	8,203
Liability for early exercised stock options	-	66
Other	3,025	1,473
Total	$16,842	$16,039

As of December 31, 2023, there remains a $0.3 million accrual, included within Accrued Compensation for employee severance, none of which is expected to remain by the end of 2024.

6. Leases

The Company has operating and finance leases for corporate offices, research and development facilities, and certain vehicles and lab equipment. These leases have remaining lease terms of three to five years, some of which include options to extend the leases for five to eight years. The Company has determined that it is not reasonably certain to exercise the options under any leases. The lease of research and development facilities includes costs for utilities and common area maintenance which have been included in the calculation of lease payments. Differences between lease payments as measured at lease inception and variations in monthly payments will be recognized as operating expenses in the period in which the obligation is incurred. The Company entered into a 5-year lease in the fourth quarter of 2021. The lease is for approximately 12,000 square feet of office space in South San Francisco, with a renewal option for an additional 5-years, which we are not certain to renew at this time. The rental payments under the lease agreement are approximately $2.7 million over the lease term. During the year ended December 31, 2023, the Company vacated certain leased office space and as a result, the Company took an impairment charge against right of use assets of $0.7 million, recorded in the Consolidated Statements of Operations and Comprehensive Loss. No impairments were made in the year ended December 31, 2022.

Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the Company recognizes lease expense for these leases on a straight-line basis over the lease terms. Leases with terms greater than 12 months are included in operating lease ROU assets and operating lease liabilities in the Company’s Consolidated Balance Sheets as of December 31, 2023 and 2022. Lease expense is recognized on a straight-line basis over the lease term.

Maturities of lease liabilities as of December 31, 2023, were as follows:

	Operating Lease	Finance Lease
Year ending December 31:
2024	$3,562	$63
2025	3,680	65
2026	3,801	44
2027	1,443	-
2028	161	-
Thereafter	-	-
	12,647	172
Less: imputed interest	(1,750)	69
Present value of lease liabilities	10,897	241
Less: current portion	(3,229)	(10)
Lease liabilities, net of current portion	$7,668	$231

The components of lease expense were as follows for the years ended December 31, 2023 and 2022:

	2023	2022
Operating lease cost	$2,321	$2,504
Finance lease cost:
Amortization of right-of-use assets	$84	$108
Interest on lease liabilities	11	13
Total finance lease cost	$95	$121

The Company made payments of $3.6 million and $3.4 million during the years ended December 31, 2023 and 2022, respectively, which are included as cash flow from operations on the Consolidated Statements of Cash Flows.

As of December 31, 2023 and 2022, $0.7 million and $0.7 million of finance lease ROU assets, respectively, were presented as part of property and equipment on the Consolidated Balance Sheets with accumulated amortization of $0.4 million and $0.3 million, respectively.

Additional information related to the Company’s leases was as follows as of December 31:

	December 31,	December 31,
	2023	2022
Operating Lease:
Weighted-average remaining lease term (years)	3.38	4.21
Weighted-average discount rate	7.94%	9.04%
Finance Lease:
Weighted-average remaining lease term (years)	2.67	3.26
Weighted-average discount rate	5.57%	5.15%

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

Preferred stock

As of December 31, 2023 and 2022, there were 10,000,000 shares of preferred stock authorized and no preferred stock issued.

8. Common Warrants and Pre Funded Warrants

In October 2023, the Company entered into the Securities Purchase Agreement with certain institutional and accredited investors, pursuant to which the Company agreed to offer, issue and sell to these investors, in a private placement, 31,429,266 shares of common stock, par value $0.0001 per share (the "Common Stock"), 2023 Pre-Funded Warrants to purchase an aggregate of 81,054,686 shares of Common Stock,, and Common Warrants to purchase an aggregate of 56,241,973 shares of Common Stock. Each Pre-Funded Warrant has an exercise price of $0.0001 per share of common stock, was immediately exercisable and is exercisable until exercised in full. Each accompanying Common Warrant has an exercise price of $0.7568 per share of common stock, is immediately exercisable and will expire on October 25, 2030. The closing of the offering occurred on October 25, 2023. The Company received gross proceeds of approximately $92.1 million, and after deducting the placement agent fees and expenses and offering costs, net proceeds were approximately $86.2 million.

The Company measured the fair value of the Common Stock and the Pre-Funded Warrants based on the $0.7568 per share purchase price stated in the Securities Purchase Agreement. The Company measured the fair value of the 2023 Common Warrants using the Black-Scholes option pricing model.

The Company used the with-and-without method to allocate the net proceeds received from the sale of the Common Stock, the Pre-Funded Warrants, and the Common Warrants on the Consolidated Balance Sheets as follows:

As of October 25, 2023

Common Stock	$18,641
Pre-Funded Warrants	$48,079
Common Warrants	$25,427
Total	$92,147

The following table summarizes information about shares issuable under the Pre-Funded Warrants outstanding at December 31, 2023:

Pre-funded warrant shares outstanding

Outstanding at January 1, 2023	-
Issued	81,054,686
Outstanding at December 31, 2023	81,054,686
Exercisable at December 31, 2023	81,054,686

The following table sets forth a summary of the activities of the Company’s warrant liability, which represents a recurring measurement that is classified with Level 3 of the fair value hierarchy wherein the fair value is estimated using significant unobservable inputs:

Common warrant liability

Beginning liability as of January 1, 2023	-
Common warrants issued	25,427
Change in fair value of liability as of December 31, 2023	2,169
Ending liability as of December 31, 2023	27,596

The fair value of the common warrants was measured using the Black Scholes option pricing model and will be remeasured each reporting period, and the change in fair value will be recorded in earnings. The assumptions that the Company used to determine the fair value at issuance and the reporting date of the common warrants granted to participants were as follows:

2023

Expected term (in years)	6.83 - 7.00
Risk-free interest rate	3.88% - 4.98%
Dividend yield	-
Volatility	81.09% - 82.80%

The following table summarizes information about shares issuable under the Common Warrants outstanding at December 31, 2023:

Common warrant shares outstanding

Outstanding at January 1, 2023	-
Issued	56,241,973
Outstanding at December 31, 2023	56,241,973
Exercisable at December 31, 2023	56,241,973

9. Stock-based compensation

2018 Equity incentive plan

The Company’s 2018 Equity Incentive Plan (the 2018 Plan) allows the Company to issue restricted stock awards and restricted stock units, and to grant incentive stock options or non-qualified stock options. Incentive stock options may be granted only to the Company’s employees including officers and members of the Board who are also employees. Restricted stock awards, restricted stock units and non-qualified stock options may be granted to employees, members of the Board, outside advisors, and consultants of the Company (the Participants). The Company is authorized to issue awards for 4,913,665 shares of Common Stock under the 2018 Plan. The Company has granted awards of common stock in the form of 4,279,693 shares as of December 31, 2023 with none remaining available for future grant. Following the Company’s IPO in October 2020, all remaining shares from the 2018 Plan will be available for issuance under the 2020 Plan (as defined below).

2020 Incentive award plan

The Company adopted the 2020 Incentive Award Plan (the 2020 Plan) effective October 15, 2020. The 2020 Plan provides for a variety of stock-based compensation awards, including stock options, stock appreciation rights, or SARs, restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards, dividend equivalents, or other stock or cash based awards. The Company has granted 11,173,830 shares subject to awards as of December 31, 2023 with 1,992,349 remaining available for future grant.

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

2020 Employee stock purchase plan

The Company adopted the 2020 Employee Stock Purchase Plan (the 2020 ESPP) effective on October 15, 2020. The 2020 ESPP enables eligible employees of the Company to purchase shares of common stock at a discount to fair market value. The Company has initially reserved for issuance 368,901 shares of common stock pursuant to the 2020 ESPP. As of December 31, 2023, 993,016 grants of awards under this plan have been made.

During the year ended December 31, 2023 and 2022, the Company's 2020 ESPP compensation expense was $0.9 million and $1.3 million, respectively. The assumptions that the Company used to determine the grant-date fair value of shares granted to participants were as follows, disclosed on a grant date basis:

	2023	2022

Expected term (in years)	0.5 - 2.0 years	0.5 - 2.0 years
Risk-free interest rate	2.07% - 5.38%	1.54% - 4.62%
Dividend yield	-	-
Volatility	50.36% - 64.26%	57.21% - 73.67%
Weighted-average estimated fair value of purchase rights	$0.16 - $2.43	$0.28 - $2.46

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

During the years ended December 31, 2023 and December 31, 2022, the Company’s stock option compensation expense was approximately $11.8 million and $13.5 million, respectively, and there was no recognized tax benefit in either year. As of December 31, 2023, the unamortized expense balance was $9.4 million, to be amortized over a weighted-average period of 1.37 years.

The assumptions that the Company used to determine the grant-date fair value of stock options granted to Participants were as follows, presented on a weighted-average basis:

	2023	2022

Expected term (in years)	6.00	5.95
Risk-free interest rate	3.83%	2.20%
Dividend yield	-	-
Volatility	76.65%	80.41%

Stock option activity during the year ended December 31, 2023 and 2022 was as follows:

	Shares subject to options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)

Outstanding as of December 31, 2021	5,692,514	$12.07	8.63	$16,763
Granted	5,090,824	$2.58
Exercised	(12,896)	$1.57		19
Forfeited or Expired	(930,315)	$8.72
Outstanding as of December 31, 2022	9,840,127	$7.49	8.28	$—
Granted	2,251,160	$1.19
Exercised	(17,109)	$1.34		$—
Forfeited or Expired	(1,697,340)	$6.00
Outstanding as of December 31, 2023	10,376,838	$6.38	6.90	$—
Options vested and expected to vest as of December 31, 2023	10,376,838	$6.38	6.90	$—
Options vested and exercisable as of December 31, 2023	6,049,770	$8.08	5.77	$—

The weighted-average grant date fair value of stock options granted was $0.82 per share during the year ended December 31, 2023. The weighted-average grant date fair value of stock options granted was $1.80 per share during the year ended December 31, 2022.

During the years ended December 31, 2023 and 2022 the Company did not issue shares for unvested stock options. As of December 31, 2022, there were 28,711 shares of Common Stock, respectively, held by employees subject to repurchase at an aggregate price of $0.1 million, respectively. A corresponding liability was recorded and included in accrued expenses on the Consolidated Balance Sheets as of December 31, 2022. As of December 31, 2023, there were no shares of Common Stock held by employees subject to repurchase.

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

During the years ended December 31, 2023 and 2022, the Company recorded a total stock-based compensation expense of $31.0 thousand and $0.1 million, respectively, related to the restricted stock awards. As of December 31, 2023, there was $0.1 million unrecognized stock-based compensation costs related to outstanding unvested restricted stock awards that are expected to vest over 1.14 years. As of December 31, 2022, there was no unrecognized stock-based compensation costs related to outstanding unvested restricted stock awards that are expected to vest.

The following table summarizes the Company’s restricted common stock activity for years ended December 31, 2023 and 2022:

	Number of Awards	Weighted- Average Grant Date Fair Value	Aggregate Fair Value (in thousands)

Issued and unvested as of December 31, 2021	89,054	$1.30	$117
Restricted stock awards granted	-	-	-
Restricted stock awards vested	(89,054)	1.30	(117)
Issued and unvested as of December 31, 2022	-	-	-
Restricted stock awards granted	134,120	0.84	113
Restricted stock awards vested	—	-	-
Issued and unvested as of December 31, 2023	134,120	$0.84	$113

Stock-based compensation expense was allocated as follows for the years ended December 31, 2023 and December 31, 2022:

	Year Ended
	December 31,
	2023	2022
Research and development	$6,843	$8,006
General and administrative	5,809	6,687
Total	$12,652	$14,693

10. Fair value measurements

The following tables present the fair value of the Company’s financial instruments that are measured or disclosed at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$135,704	$-	$-
Liabilities:
Warrant liability			(27,596)
	$135,704	$-	$(27,596)

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$81,347	$-	$-
U.S. Treasury bonds	44,480	-	-
	$125,827	$-	$-

11. License and collaboration agreements

Agreements with Merck

In December 2020, the Company and Merck Sharp & Dohme Corp. (Merck), a subsidiary of Merck & Co., Inc., entered into an exclusive License and Research Collaboration Agreement (Original Agreement) under which Merck and the Company agreed to apply the Company’s oligonucleotide platform technology to discover, research, optimize and develop oligonucleotides directed against a MASH target and up to one additional liver-targeted cardiometabolic and/or fibrosis target. Under the terms of the Original Agreement, the Company received an upfront payment of $12 million from Merck. With respect to the collaboration target, the Company is eligible to receive up to $458.0 million in development and commercialization milestones as well as tiered royalties on net sales of licensed products. These potential payments consist of (i) potential development milestones (such as for the first dosing of an animal specimen in a Good Laboratory Practice toxicology study, and initiation of Phase 1, 2 and 3 clinical trials), (ii) regulatory milestones (such as for marketing authorizations for a product in certain countries) and (iii) sales-based milestones. The Company is primarily responsible for designing, preparing and evaluating the oligonucleotide molecules and delivering optimized lead molecules, and Merck is responsible for subsequent research, clinical development and commercialization efforts.

In January 2022, the Company and Merck entered into an amendment to the exclusive License and Research Collaboration Agreement (the First Amendment, together with the Original Agreement, the Expanded Arrangement). As a result of the First Amendment, our collaboration with Merck was expanded to include our grant of rights to Merck of an early-stage program with respect to a second undisclosed MASH target, on which the Company had previously been working independently. In addition, under this Expanded Arrangement, Merck has the ability to add an additional third target of interest in the cardiometabolic/fibrosis space to the collaboration. This right to add an additional third target expired in January 2023. Under the Expanded Arrangement, the Company received an upfront payment of $15 million from Merck for our grant of rights to the program directed at a second undisclosed MASH target. Moreover, the Company may receive an additional payment of $15 million from Merck if Merck elects to designate a third target for collaboration. With respect to the second target in the collaboration, the Company is eligible to receive up to approximately $460.0 million in development and commercialization milestones as well as tiered royalties on net sales. These potential payments consist of (i) potential development milestones (such as for the first dosing of an animal specimen in a Good Laboratory Practice toxicology study, and initiation of Phase 1, 2 and 3 clinical trials), (ii) regulatory milestones (such as for marketing authorizations for a product in certain countries) and (iii) sales-based milestones.

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

The Company has agreed to pay Emory up to an aggregate of $125.0 million upon the achievement of specified development, regulatory, and commercial milestones, and all ongoing patent costs. During the twelve months ended December 31, 2023 and 2022, the Company had no expenses related to milestone payments. The Company also agreed to pay Emory tiered single-digit royalties on worldwide annual net sales of licensed products, on a quarterly basis and calculated on a product-by-product basis. With respect to licensed products containing any of a specified subset of the licensed compounds, such royalties range from a mid-single digit to a high-single digit percentage rate. With respect to licensed products which do not contain such compounds, the royalties span a range of percentage rates within the mid-single digits if a Phase 1 clinical trial is initiated for the product within three years of the effective date of the Emory License Agreement, and range from a low-single digit to a mid-single digit rate if a Phase 1 clinical trial is initiated more than three years after the effective date. During the twelve months ended December 31, 2023 and 2022, the Company made no payments associated with royalties but did recognize general expenses of $0.4 million and $0.2 million, respectively.

Agreement with Luxna Biotech Co., Ltd. (Luxna)

On December 19, 2018, the Company entered into a license agreement with Luxna, pursuant to which Luxna granted the Company an exclusive, worldwide, sublicensable license under certain of Luxna’s intellectual property rights to research, develop make, have made and commercialize for all therapeutic and prophylactic uses, (i) products containing oligonucleotides targeting the hepatitis B virus genome, (ii) products containing certain oligonucleotides targeting up to three genes which contribute to MASH, which the Company may select at any time during the first eight years of the term, to the extent not licensed to a third party, and (iii) products containing oligonucleotides targeting up to three genes which contribute to hepatocellular carcinoma, which the Company may select at any time during the first three years of the term, which expired in December 2021. As consideration for this agreement, the Company paid an upfront license fee of $0.6 million.

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

The Company is obligated to make payments to Luxna, in aggregate, totaling up to but no more than $55.5 million upon the achievement of specified development, regulatory, and commercial milestones. During the twelve months ended December 31, 2023 and 2022, the Company recognized no expenses related to milestone payments. The Company is also required to pay Luxna a low-single digit royalty percentage on net sale of applicable products, if any. During the twelve months ended December 31, 2023 and 2022, the Company made no payments associated with royalties.

Agreement with Katholieke Universiteit Leuven (KU Leuven)

On June 25, 2020, the Company entered into a Research, Licensing and Commercialization Agreement (KU Leuven Agreement) with KU Leuven, under which the Company is collaborating with KU Leuven’s Rega Institute for Medical Research, as well as its CD3, to research and develop potential protease inhibitors for the treatment, diagnosis or prevention of coronaviruses, including of SARS-CoV-2. Unless terminated earlier by either party in accordance with provisions in the agreement, the collaboration period will terminate at the earlier of completion of all collaboration activities or 2.5 years. In connection with the KU Leuven Agreement, KU Leuven and the Company granted each other exclusive cross-licenses to use certain know-how and existing patents of the other party as well as certain joint know-how and joint patents to carry out research and development collaboration activities during the collaboration period. As of December 2022, the original collaboration period has expired. An amendment to the agreement was agreed in July 2023 to include a new collaboration plan. KU Leuven granted to the Company an exclusive (including as to KU Leuven), worldwide license under certain of KU Leuven’s know-how and existing patents, and certain joint patents and joint know-how, to manufacture and commercialize the licensed products for the treatment, diagnosis or detection of viral infections in humans. KU Leuven reserved the right to use all KU Leuven knowhow, existing KU Leuven patents, joint patents and joint know-how for academic and non-commercial research and teaching purposes. As consideration for this license, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to but no more than $30.0 million upon the achievement of certain commercial sales milestones. For each licensed product developed through KU Leuven and the Company’s collaborative effort, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to $32.0 million upon the achievement of certain development and regulatory milestones. The Company is also required to pay KU Leuven a low-to-mid-single digit royalty percentage, subject to certain adjustments, on net sales of applicable products, if any. The Company is also required to pay a share of upfront transaction consideration received to KU Leuven should the program be partnered with an external party. Unless terminated earlier by either party, the agreement shall continue until the expiration of the last to expire royalty term, which is the later of the expiration or termination of the last valid patent claim covering the manufacture, use, sale or importation of the licensed product in a particular country or 10 years after the first commercial sale of a licensed product. During the year ended December 31, 2023, we recognized and paid $2.0 million related to milestone payments due to the first dosing of the first patient in a Phase 1 clinical trial. No milestone payments were made in the year ended December 31, 2022.

During the twelve months ended December 31, 2023 and 2022, the Company recognized $9.3 million and $13.9 million in revenue from collaborative arrangements related to upfront payments. During the twelve months ended December 31, 2023 and 2022, the Company recognized no revenue from collaborative arrangements related to milestone payments. The unrecognized portion of the upfront payments received during the twelve months ended December 31, 2023 and 2022 is recorded on the Consolidated Balance Sheets as “Deferred revenue from collaborations”.

Changes in deferred revenue balances arose as a result of the Company recognizing the following revenue from collaborative arrangements during the periods below (in thousands):

	As of December 31,
	2023	2022

Deferred revenue from collaborations as of January 1	$8,743	$7,641
Consideration received in the period	$679	$15,009
Revenue from collaborations recognized in the period	$(9,338)	$(13,907)
Deferred revenue from collaborations as of December 31	$84	$8,743

12. Revenue from contracts with customers

Agreement with ADCT

The Company determined that the ADC Therapeutics (ADCT) agreement falls within the scope of ASC 606. The agreement did not fall under the ASC 808 guidance due to ADCT and the Company not being joint active participants, nor both parties having significant risks and rewards. Management of the Company determined that there was one performance obligation for the agreements given the deliverables are not distinct. The Company evaluated the performance obligation and determined the performance obligations are satisfied over time. Given the nature of the arrangement, the Company believes that the satisfaction of its performance obligations is best measured by the progress of its efforts. As such, the Company has used an input method based on costs incurred to recognize revenue associated with the upfront payments, and the Company recognizes revenue over time based on the costs incurred. The effect of any updates to the estimated overall costs are recorded as a change in estimate. In addition, variable consideration (e.g., milestone payments) were evaluated based on the Company’s analysis that the possibility of achieving any of the milestone payments is remote, and therefore determined to be constrained and excluded from the transaction price. Similarly, the Company accounts for the future royalties under the sales-based royalty exception in ASC 606-10-55-65 through 55-65B therefore they are not considered in the transaction price and expected to be recognized when future sales occur since that is expected to occur after the performance obligation has been fully satisfied.

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

The Company determined that the Amoytop agreement falls within the scope of ASC 606. The agreement did not fall under the ASC 808 guidance due to Amoytop and the Company not being joint active participants, and both parties not having significant risks and rewards. Management of the Company determined that there were three performance obligations for the agreement given the deliverables are distinct. The Company evaluated the standalone selling price for each obligation based on available data for similar arrangements. The Company evaluated the performance obligations and determined the provision of R&D services for the collaboration compound performance obligation will be satisfied over time, the research license including data and know-how has been satisfied, and the provision of materials will be satisfied upon delivery. Given the nature of the arrangement, the Company believes that the satisfaction of its performance obligations is best measured by the progress of its efforts as it relates to the performance of the R&D services. As such, the Company has used an input method based on costs incurred to recognize revenue associated with the upfront payments, and the Company recognizes revenue over time based on the costs incurred. The effect of any updates to the estimated overall costs are recorded as a change in estimate. In addition, variable consideration (e.g., milestone payments) were evaluated based on the Company’s analysis that the possibility of achieving any of the milestone payments is remote, and therefore determined to be constrained and excluded from the transaction price. Similarly, the Company accounts for the future royalties under the sales-based royalty exception in ASC 606-10-55-65 through 55-65B therefore they are not considered in the transaction price and expected to be recognized when future sales occur since that is expected to occur after the performance obligation has been fully satisfied.

During the twelve months ended December 31, 2023, the Company recognized $6.2 million in revenue from customers related to upfront payments. There was no revenue recognized from customers in the twelve months ended December 31, 2022. During the twelve months ended December 31, 2023 and 2022, the Company recognized no revenue from customers related to milestone payments. The unrecognized portion of the upfront payments received during the twelve months ended December 31, 2023 and 2022 is recorded on the Consolidated Balance Sheets as “Deferred revenue from customers”.

Changes in deferred revenue balances arose as a result of the Company recognizing the following revenue from customers during the periods below (in thousands):

	As of December 31,
	2023	2022

Deferred revenue from customers as of January 1	$700	$—
Consideration received in the period	$6,715	$700
Revenue from customers recognized in the period	$(6,191)	$—
Deferred revenue from customers as of December 31	$1,224	$700

13. Income taxes

The components of the current provision for income taxes were as follows for the years ended December 31, 2023 and 2022:

	2023	2022

Current:
State	$-	$-
Federal	-	-
Foreign	795	106
Total current provision for income taxes	$795	$106

Deferred:
State	$-	$-
Federal	-	-
Foreign	-	-
Total deferred provision for income taxes	$-	$-

The Company did not have any deferred provision for income taxes for the years ended December 31, 2023 and 2022.

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2023 and 2022:

	2023	2022

Income tax computed at federal statutory rate	21.00%	21.00%
State taxes, net of federal benefit	6.71%	6.95%
R&D credit carryovers	6.35%	1.25%
Change in valuation allowance	86.68%	-26.32%
Stock based compensation	-2.30%	-1.08%
Permanent differences	-0.63%	-1.91%
Section 382 limitation	-117.98%	0.00%
Foreign tax	-0.76%	0.00%
Effective income tax rate	-0.93%	-0.11%

The components of the deferred tax assets and liabilities were as follows at December 31:

	2023	2022

Deferred tax assets:
Net operating loss carryforward	$3,491	$82,775
Operating lease liabilities	3,280	4,057
Tax credits	941	8,025
Other accruals and reserves	1,622	1,398
Stock-based compensation	2,714	2,055
Deferred revenue	24	27
Capitalized Sec 174 costs	23,962	14,138
Other	577	253
	36,611	112,728
Valuation allowance	(34,235)	(109,560)
Net deferred tax assets	$2,376	$3,168

Deferred tax liabilities:
Right of use assets	(2,078)	(2,803)
Stock-based compensation	-	-
Property and equipment	(298)	(365)
Total deferred tax liabilities	$(2,376)	$(3,168)

Total deferred income taxes	$-	$-

Management believes that, based on a number of factors, including the Company’s historical operating performance and accumulated deficit, it is more likely than not that the deferred tax assets will not be utilized, such that a full valuation allowance has been recorded against the Company’s deferred tax assets. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized on a jurisdiction by jurisdiction basis. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The valuation allowance decreased by $75.3 million during the year ended December 31, 2023, and increased by $25.3 million during the year ended December 31, 2022.

As of December 31, 2023, the Company had $3.7 million of federal and $12.7 million of state net operating loss (NOL) carryforwards available to offset future taxable income. The Company’s federal NOL carryforwards can be carried forward indefinitely while state NOL carryforwards, if not utilized, will begin expiring in 2043. As of December 31, 2023, the Company had research and development credit carryforwards of $0.2 million and $0.2 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. If not utilized, the federal credit carryforwards will begin expiring in 2043. The California credit carryforwards have no expiration date. The Company had $6.0 million of Australian NOL carryforwards and $0.7 million of Australian research and development tax credit carryforwards available. The Australian NOL and research and development tax credits have no expiration date.

Under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period), the Company’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. The Company performed a Code Section 382 analysis in 2023 and determined there was an ownership change that resulted in Section 382 limitations. As of the ownership change, $288.6 million and $407.1 million of federal and state net operating losses, respectively, and $9.7 million and $4.8 million of research and development credit carryforwards were written off

We may experience additional ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. In the future, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards or other tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us and could adversely affect our business, results of operations, and cash flows. In addition, under current tax law, federal NOL carryforwards generated in periods after December 31, 2017, may be carried forward indefinitely but, may only be used to offset 80% of our taxable income.

The Company adopted the provisions of FASB Accounting Standards Codification (ASC) 740-10, Accounting for Uncertainty in Income Taxes, upon the date of incorporation. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. During the years ended December 31, 2023 and 2022, the Company had not recognized any tax-related penalties or interest. No liability related to uncertain tax positions is recorded on the financial statements related to uncertain tax positions.

	2023	2022

Balance, beginning of the period	$3,100	$2,441
(Decrease) Increase related to prior year positions	(3,100)	687
Increase (Decrease) related to current year positions	99	(28)
Balance, end of the period	$99	$3,100

The Company does not expect that its uncertain tax positions will materially change in the next twelve months. The reversal of the uncertain tax benefits would not impact the Company's effective tax rate as the Company continues to maintain a full valuation allowance against its deferred tax assets.

The Company files income tax returns in the United States, including California and Texas, Australia, Belgium, and China. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. All income tax returns will remain open for examination by the federal, state and foreign authorities for three or four years, from the date of utilization of any NOLs or credits.

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

14. Commitments and contingencies

From time to time, the Company may have certain contingent liabilities, including legal matters that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Contingent liabilities requiring accrual were appropriately accrued as of December 31, 2023 and December 31, 2022. The Company enters into contracts in the normal course of business that includes arrangements with clinical research organizations, vendors for preclinical research and vendors for manufacturing. These agreements generally allow for cancellation with notice. As of December 31, 2023, the Company had no material non-cancellable purchase commitments.

On March 26, 2022, the Company received notice of a complaint (the Complaint) filed by Janssen Biopharma, LLC (Janssen), which generally concerned an alleged breach by certain of our employees of their obligations to Janssen as prior employees of Janssen by purporting to assign to Aligos various inventions allegedly owned by Janssen. The Complaint was filed on March 9, 2022 in the Superior Court of the State of California, County of San Mateo, against the Company, Lawrence M. Blatt, Chairman, Chief Executive Officer and Director of the Company, and Leonid Beigelman, the former President and a former Director of the Company. The Complaint alleged breach of contract by Lawrence M. Blatt and Leonid Beigelman and tortious interference with contract by the Company and sought declaratory judgment of ownership of certain intellectual property by the Company, among other claims. The Complaint stated that Janssen was seeking injunctive relief, assignment of certain intellectual property from the Company to Janssen and monetary damages.

On August 4, 2022, the Company filed counterclaims against Janssen alleging Janssen had engaged in unfair competition and promissory fraud, and on August 22, 2022, the Company filed its response to the Complaint.

On October 16, 2023, the Company entered into a settlement agreement with Janssen that provided for the resolution of the action brought by Janssen alleging breach of contract by Lawrence M. Blatt, and Leonid Beigelman, and tortious interference with contract by the Company and seeking declaratory judgment of ownership of certain intellectual property by the Company, among other claims. Pursuant to the settlement agreement, Janssen agreed to dismiss the action and released the Company, Dr. Blatt and Dr. Beigelman from the claims alleged. In addition, pursuant to the Settlement Agreement, the Company agreed to dismiss the counterclaims against Janssen alleging unfair competition and promissory fraud and released Janssen from the alleged counterclaims.

15. Benefit plans

Defined contribution plans

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company made matching contributions of $0.8 million and $0.9 million to the plan during the years ended December 31, 2023 and 2022, respectively.

Defined benefit plans—regular pension plan

ASC Topic 715, Compensation—Retirement Benefits, requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s under-funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit post retirement plan in the year in which the changes occur. Accordingly, the Company is required to report changes in its funded status on its Consolidated Statement of Changes in Stockholders’ Equity and Consolidated Statement of Operations and Comprehensive Loss.

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

The net periodic benefit cost of the Pension Plan was $0.2 million and $0.3 million, and is recognized in accrued liabilities on the Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively. As of December 31, 2023, the projected benefit obligation was $1.2 million, the plan assets were $1.2 million and the net pension liability was $0.1 million. As of December 31, 2022, the projected benefit obligation was $1.1 million, the plan assets were $1.0 million, and the net pension liability was $0.1 million. The Company has recorded the unfunded amount as a liability in its Consolidated Balance Sheets at December 31, 2023 and 2022, under the accrued liabilities caption. The unrealized actuarial gain and loss on pension benefits, net of tax, at December 31, 2023 and 2022 was $40.0 thousand and $101.0 thousand, respectively. These amounts were reflected in other comprehensive loss under the caption gain (loss) on pension plans. The Company expects to make contributions to the Pension Plan of approximately $0.1 million during 2024. The Company estimates future benefit payments from 2025 to 2028 to be $0.3 million, and from 2029 thereafter to be $0.8 million.

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

The net periodic benefit cost of the Top Hat Plan was $0.2 million and $0.2 million, and is recognized in accrued liabilities on the Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively. As of December 31, 2023, the projected benefit obligation was $2.0 million, the plan assets were $1.8 million and the net pension liability was $0.2 million. As of December 31, 2022, the projected benefit obligation was $1.7 million, the plan assets were $1.5 million, and the net pension liability was $0.2 million. The Company has recorded the unfunded amount as a liability in its Consolidated Balance Sheets at December 31, 2023 and 2022, under the accrued liabilities caption. The unrealized actuarial gain and loss on pension benefits, net of tax, at December 31, 2023 and 2022 was $3.0 thousand and $60.0 thousand, respectively. These amounts were reflected in other comprehensive loss under the caption gain (loss) on pension plans. The Company expects to make contributions to the Pension Plan of approximately $0.2 million during 2024. The Company estimates future benefit payments from 2025 to 2028 to be $0.5 million, and from 2029 thereafter to be $1.1 million.

16. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company:

	Year Ended
	December 31,
	2023	2022
Net loss	$(87,679)	$(96,046)
Weighted average common stock outstanding, basic and diluted	64,260,588	42,695,227
Net loss per share - basic and diluted	$(1.36)	$(2.25)

The Company’s potentially dilutive securities, which include options to purchase common stock, unvested restricted stock and warrants to purchase common stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of Common Stock outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential shares of Common Stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended
	December 31,
	2023	2022
Options to purchase common stock	10,376,838	9,840,127
Unvested restricted stock	134,120	-
Warrants to purchase common stock	56,241,973	-
	66,752,931	9,840,127

17. Subsequent events

Option Exchange

In January 2024, the Company commenced a stock option exchange program (the "Exchange Offer") pursuant to which eligible employees were provided the opportunity to exchange eligible stock options for a number of new replacement option grants at the exchange ratio of 1 replacement option for every 1.4 eligible options tendered for those priced between $2.10 to $11.85, and 1 replacement option for every 3.4 eligible options tendered for those priced over $11.86. The Exchange Offer was concluded in February 2024.

In connection with the Exchange Offer, the Company canceled 3,880,332 eligible options and granted 1,906,153 replacement options. The exchange of these options was accounted for as a modification of share-based compensation awards. Accordingly, the Company will recognize the unamortized compensation cost related to the canceled options as well as the incremental compensation cost associated with the replacement options over their one year vesting term.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10‑K. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 5.02 - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.” of Form 8-K.

On March 11, 2024, the Board of Directors appointed Lawrence M. Blatt, Ph.D., age 62, as President of the Company, effective immediately. Dr. Blatt retains his position and responsibilities as Chief Executive Officer and Director of the Company.

Dr. Blatt has served as our Chief Executive Officer and a member of our Board of Directors since February 2018. Prior to co-founding the Company, Dr. Blatt served as the Global Head of Infectious Diseases and Vaccines at Janssen Pharmaceutical Companies of Johnson & Johnson, a pharmaceutical company, from November 2014 to February 2018. Dr. Blatt co-founded Alias BioPharma, Inc., a biotechnology company, and served as its Chief Executive Officer, President and Director from January 2009 until its acquisition by Janssen Pharmaceutical Companies of Johnson & Johnson in November 2014. Prior to Alias, he served as Chief Scientific Officer at lnterMune, Inc., a biotechnology company, from 2002 to 2008. Dr. Blatt previously served on the board of directors of ReViral Ltd. and Alveo Technologies, Inc., which he co-founded in 2014, and Meissa Vaccines, Inc. Dr. Blatt received a B.S. in Microbiology from Indiana University Bloomington, an M.B.A. from California State University, Northridge, and a Ph.D. in Public Health Administration from the University of La Verne.

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

The remaining information required by this item, including information about our Directors, Executive Officers and Audit Committee, is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

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

Item 16. Form 10-K Summary.

None.

Exhibit Index

		Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	8-K	10/20/2020	3.1
3.2	Amended and Restated Bylaws.	8-K	10/20/2020	3.2
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Common Stock Certificate.	S-1/A	10/9/2020	4.2
4.3	Description of Securities.	10-K	3/23/2021	4.3
4.4	Form of Pre-Funded Warrant	8-K	10/25/2023	4.1
4.5	Form of Common Warrant	8-K	10/25/2023	4.2
10.1(a)†	Aligos Therapeutics/Emory University License Agreement by and between Aligos Therapeutics, Inc. and Emory University, dated June 26, 2018.	S-1	9/25/2020	10.1(a)
10.1(b)†	First Amendment to License Agreement by and between Aligos Therapeutics, Inc. and Emory University, dated June 18, 2020.	S-1	9/25/2020	10.1(b)
10.2(a)†	License Agreement by and between Aligos Therapeutics, Inc. and Luxna Biotech Co., Ltd., dated December 19, 2018.	S-1	9/25/2020	10.2(a)
10.2(b)†	Amendment to License Agreement by and between Aligos Therapeutics, Inc. and Luxna Biotech Co., Ltd., dated April 8, 2020.	S-1	9/25/2020	10.2(b)
10.3	Lease between Aligos Therapeutics, Inc. and Britannia Biotech Gateway Limited Partnership, dated June 21, 2018.	S-1	9/25/2020	10.3
10.4	Amended and Restated Investors’ Rights Agreement dated October 9, 2020.	S-1/A	10/9/2020	10.4
10.5(a)#	2018 Equity Incentive Plan, as amended.	S-1	9/25/2020	10.5(a)
10.5(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under 2018 Equity Incentive Plan, as amended.	S-1	9/25/2020	10.5(b)
10.5(c)#	Form of Early Exercise Stock Option Grant Notice and Stock Option Agreement under 2018 Equity Incentive Plan, as amended.	S-1	9/25/2020	10.5(c)
10.5(d)#	Form of International Stock Option Grant Notice and Stock Option Agreement under 2018 Equity Incentive Plan, as amended.	S-1	9/25/2020	10.5(d)
10.6(a)#	2020 Incentive Award Plan.	S-1/A	10/9/2020	10.6(a)
10.6(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2020 Incentive Award Plan.	S-1/A	10/9/2020	10.6(b)
10.6(c)#	Form of Restricted Stock Award Agreement under the 2020 Incentive Award Plan.	S-1/A	10/9/2020	10.6(c)
10.6(d)#	Form of Restricted Stock Unit Award Grant Notice under the 2020 Incentive Award Plan.	S-1/A	10/9/2020	10.6(d)
10.7#	2020 Employee Stock Purchase Plan.	S-1/A	10/9/2020	10.7
10.8#	Form of Indemnification Agreement for directors and officers.	S-1/A	10/9/2020	10.12
10.9#	Amended and Restated Employment Agreement, effective as of February 10, 2021, by and between the Company and Leonid Beigelman, Ph.D.	10-Q	5/10/2021	10.1
10.10#	Amended and Restated Employment Agreement, effective as of February 10, 2021, by and between the Company and Lawrence M. Blatt, Ph.D.	10-Q	5/10/2021	10.2

10.11#	Employment Agreement by and between Aligos Therapeutics, Inc. and Julian Symons, D.Phil., effective as of May 14, 2019.	10-Q	5/10/2021	10.3
10.12#	Form of Change in Control and Severance Agreement.	10-Q	5/10/2021	10.4
10.13#	Lease Agreement between 601 & 651 GATEWAY CENTER LP and ALIGOS THERAPEUTICS, INC., dated December 9, 2021	10-K	3/10/2022	10.16
10.14#	Non-Employee Director Compensation Program	10-Q	5/4/2023	4.3
10.15#	Form of Securities Purchase Agreement, dated October 23, 2023, by and among the Company and the Purchasers.	8-K	10/25/2023	10.1
10.16#	Amended and Restated Employment Agreement, effective as of December 1, 2020, by and between the Company and Matthew McClure				X
10.17#	Amended and Restated Employment Agreement, effective as of December 1, 2020, by and between the Company and Lesley Calhoun				X
10.18#	Separation and release agreement with Leonid Beigelman				X
21.1	Subsidiaries of Registrant.	10-K	3/9/2023	21.1
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included on signature page to this Form 10-K).				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	Policy relating to Recovery of Erroneously Awarded Compensation				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 has been formatted in Inline XBRL.				X

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

Aligos Therapeutics, Inc.

Date: March 12, 2024	By:	/s/ Lawrence M. Blatt
Lawrence M. Blatt, Ph.D.
President, Chairman, and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Lawrence M. Blatt, Ph.D. and Lesley Ann Calhoun, and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lawrence M. Blatt	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2024
Lawrence M. Blatt, Ph.D.

/s/ Lesley Ann Calhoun	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2024
Lesley Ann Calhoun

/s/ K. Peter Hirth	Director	March 12, 2024
K. Peter Hirth, Ph.D.

/s/ Jack B. Nielsen	Director	March 12, 2024
Jack B. Nielsen

/s/ Carole Nuechterlein	Director	March 12, 2024
Carole Nuechterlein

/s/ James Scopa	Director	March 12, 2024
James Scopa

/s/ Bridget Martell	Director	March 12, 2024
Bridget Martell, M.D.