Form 10-Q
period 2024-03-31
Aligos Therapeutics, Inc.
filed 2024-05-07
CIK 1799448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, the registrant had 78,109,927 shares of common stock, $0.0001 par value per share, outstanding, comprised of 75,017,589 shares of voting common stock, $0.0001 par value per share and 3,092,338 shares of non-voting common stock, $0.0001 par value per share.

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

In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
the scope, progress, results and costs of developing our drug candidates or any other future drug candidates, and conducting nonclinical studies and clinical trials, including our ALG-055009, ALG‑000184, and ALG‑097558 clinical trials;
•
the scope, progress, results and costs related to the research and development of our pipeline;
•
the timing of, and costs involved in, obtaining and maintaining regulatory approval for any of our current or future drug candidates, and any related restrictions or limitations;
•
our expectations regarding the potential market size and size of the potential patient populations for ALG‑055009, ALG‑000184, and ALG‑097558 , our other drug candidates and any future drug candidates, if approved for commercial use;
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

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website, Securities and Exchange Commission (the SEC), filings, webcasts, press releases and conference calls. We use these mediums, including our website, to communicate with the public about our company, our business and other issues. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALIGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$24,151	$135,704
Restricted cash	216	70
Short-term investments	88,588	-
Other current assets	5,109	5,310
Total current assets	118,064	141,084
Operating lease right-of-use assets	6,167	6,559
Property and equipment, net	3,046	3,259
Other assets	625	625
Total assets	$127,902	$151,527

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,842	$2,517
Accrued liabilities	12,043	16,842
Operating lease liabilities, current	3,269	3,229
Finance lease liabilities, current	5	10
Deferred revenue from customers, current	721	1,224
Deferred revenue from collaborations, current	-	84
Total current liabilities	18,880	23,906
Operating lease liabilities, net of current portion	6,994	7,668
Finance lease liabilities, net of current portion	217	231
Warrant liability	41,969	27,596
Long term liability	46	46
Total liabilities	68,106	59,447
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively; no shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	-	-
Common stock, $0.0001 par value; 320,000,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively; 75,668,521 and 42,922,980 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	7	7
Additional paid-in capital	580,973	578,325
Accumulated deficit	(521,660)	(486,797)
Accumulated other comprehensive income	476	545
Total stockholders’ equity	59,796	92,080
Total liabilities and stockholders’ equity	$127,902	$151,527

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue from collaborations	$292	$2,583
Revenue from customers	694	140
Operating expenses:
Research and development	16,366	18,135
General and administrative	6,666	8,506
Total operating expenses	23,032	26,641
Loss from operations	(22,046)	(23,918)
Interest and other income (expense), net	(12,793)	1,002
Loss before income tax expense	(34,839)	(22,916)
Income tax expense	(24)	(39)
Net loss	(34,863)	(22,955)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(69)	98
Other comprehensive income (loss)	(69)	98
Comprehensive loss	$(34,932)	$(22,857)
Net loss per share, basic and diluted	$(0.22)	$(0.53)
Weighted average shares of common stock, basic and diluted	156,154,156	42,910,065

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (loss)	Equity

Balance as of December 31, 2023	75,096,906	$7	$578,325	$(486,797)	$545	$92,080
Issuance of common stock from RSU vesting	2,490	-	-	-	-	-
Issuance of common stock upon exercise of pre-funded warrants	569,125	-	-	-	-	-
Stock-based compensation expense related to employee stock awards	-	-	2,500	-	-	2,500
Stock-based compensation expense related to employee stock purchases	-	-	148	-	-	148
Other comprehensive loss	-	-	-	-	(69)	(69)
Net loss	-	-	-	(34,863)	-	(34,863)
Balance as of March 31, 2024	75,668,521	$7	$580,973	$(521,660)	$476	$59,796

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance as of December 31, 2022	42,922,980	$4	$502,613	$(399,118)	$401	$103,900
Issuance of common stock upon exercise of stock options	17,109	-	23	-	-	23
Stock-based compensation expense related to employee stock awards	-	-	3,503	-	-	3,503
Stock-based compensation expense related to employee stock purchases	-	-	161	-	-	161
Vesting of early exercised common stock options	-	-	20	-	-	20
Other comprehensive income	-	-	-	-	98	98
Net loss	-	-	-	(22,955)	-	(22,955)
Balance as of March 31, 2023	42,940,089	$4	$506,320	$(422,073)	$499	$84,750

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(34,863)	$(22,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments	(84)	(267)
Amortization of right of use assets	392	390
Change in fair value of warrant liability	14,373	-
Depreciation expense	282	454
Stock-based compensation including ESPP	2,648	3,664
Changes in operating assets and liabilities:
Other assets	204	2,086
Accounts payable	325	(1,915)
Accrued liabilities	(4,800)	(937)
Operating lease liabilities	(636)	(584)
Deferred revenue from collaborations	(84)	(2,323)
Deferred revenue from customers	(503)	-
Net cash and cash equivalents used in operating activities	(22,746)	(22,387)
Cash flows from investing activities:
Activities in available-for-sale investments:
Maturities of short-term investments	-	20,000
Purchase of short-term investments	(88,573)	-
Purchases of property and equipment	(69)	(7)
Net cash and cash equivalents (used in) provided by investing activities	(88,642)	19,993
Cash flows from financing activities:
Payments on finance lease	(19)	(24)
Proceeds from the exercise of common stock option	-	23
Net cash and cash equivalents used in financing activities	(19)	(1)
Net decrease in cash, cash equivalents, and restricted cash	(111,407)	(2,395)
Cash, cash equivalents, and restricted cash, beginning of period	135,774	81,463
Cash, cash equivalents, and restricted cash, end of period	$24,367	$79,068

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Reconciliation to amounts on the Consolidated Balance Sheets:
Cash and cash equivalents	$24,151	$78,671
Restricted cash	216	397
Total cash, cash equivalents, and restricted cash	$24,367	$79,068

Supplemental disclosures of noncash financing and investing activities:
Mark to market adjustment for available-for-sale investments	$(69)	$98
Vesting of early exercised options	$-	$20

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

Aligos is a clinical-stage biopharmaceutical company developing novel therapeutics to address unmet medical needs in viral and liver diseases, including for metabolic dysfunction associated steatohepatitis (MASH), chronic hepatitis B (CHB) and coronaviruses.

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

Liquidity

The Company has incurred losses and negative cash flows from operations since its inception. As of March 31, 2024 and December 31, 2023, the Company had an accumulated deficit of $521.7 million and $486.8 million, respectively. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of expanded research and development activities.

As of March 31, 2024, the Company has unrestricted cash, cash equivalents and investments of approximately $112.7 million which is available to fund future operations. The Company expects to continue to spend substantial amounts to continue the nonclinical and clinical development of its current and future programs. If the Company is able to gain marketing approval for drug candidates that are being developed, it will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of the Company’s planned and anticipated clinical trials is highly uncertain, the Company cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate the Company may develop.

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

2.
Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (the SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (ASC), and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB).

The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited consolidated financial statements as of that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to requirements for interim financial statements. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2024.

Unaudited interim financial information

The accompanying consolidated balance sheet as of March 31, 2024, the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, the consolidated statements of stockholders’ equity for the three months ended March 31, 2024 and 2023, and the consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 are unaudited. The unaudited consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of March 31, 2024 and the consolidated results of its operations and cash flows for the three months ended March 31, 2024 and 2023. The consolidated financial data and other information disclosed in these notes related to the three months ended March 31, 2024 and 2023 are unaudited. The consolidated results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

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

In 2023, the Company was awarded a contract of $8.5 million by the National Institute of Allergies and Infectious Diseases (NIAID) for research to target coronaviruses. In March 2024, the Company entered into an amendment to the above contract and was awarded an additional $1.3 million, making the total contract value $9.8 million. The contract ends in early 2026.

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

No other material changes have been made to the Company’s significant accounting policies disclosed in Note 2, Summary of significant accounting policies, in its Annual Report on Form 10-K, filed on March 12, 2024, for the year ended December 31, 2023.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)(ASU 2023-07). The guidance improves reportable segment disclosures requirements, primarily through enhanced disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the potential impact of this standard on its consolidated financial statements.

The Company has considered all recent accounting pronouncements issued, but not yet effective, and does not expect any to have a material effect on the Company’s condensed consolidated financial statements other than those discussed in its Annual Report on Form 10-K, filed on March 12, 2024, for the year ended December 31, 2023.

3.
Property and equipment

The components of property and equipment as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024	December 31, 2023
Leasehold improvements	$6,101	$6,101
Lab equipment	6,264	5,830
Computer equipment	1,051	1,051
Furniture and office equipment	739	732
Vehicles and equipment	296	296
Asset under construction	4	4
Total, at cost	14,455	14,014
Accumulated depreciation	(11,409)	(10,755)
Total, net	$3,046	$3,259

Depreciation expense was $0.3 million and $0.5 million, respectively, for the three months ended March 31, 2024 and 2023. Finance leases are also included in property and equipment as vehicles and lab equipment on the condensed consolidated balance sheets.

4.
Investments

As of March 31, 2024, amortized cost, gross unrealized gains and losses, and estimated fair values of total fixed-maturity securities were as follows (in thousands):

March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. Treasury bonds	$88,657	$-	$(69)	$88,588

As of December 31, 2023, the Company did not hold any available for sale securities.

Changes in fair value are related to changes in market interest rates. The Company expects to collect all contractual principal and interest payments.

The following is a summary of maturities of securities available-for-sale as of March 31, 2024 (in thousands):

	Available-for-sale
	Amortized Cost	Estimated Fair Value
Amounts maturing in:
One year or less	$88,657	$88,588
Total investments	$88,657	$88,588

The Company recorded interest income of $0.6 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively, as a component of interest and other income (expense), net on the Company’s condensed consolidated statement of operations and comprehensive loss.

5.
Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued compensation	$3,058	$6,673
Accrued payables	6,148	7,144
Other	2,837	3,025
Total	$12,043	$16,842

6.
Common Warrants and Pre Funded Warrants

In October 2023, the Company completed a private investment in public equity (PIPE) offering and entered into a securities purchase agreement (the Securities Purchase Agreement) with certain institutional and accredited investors, pursuant to which the Company agreed to offer, issue and sell to these investors 31,429,266 shares of common stock, par value $0.0001 per share (the Common Stock), pre-funded warrants to purchase an aggregate of 81,054,686 shares of Common Stock (the 2023 Pre-Funded Warrants), and common warrants to purchase an aggregate of 56,241,973 shares of Common Stock (the Common Warrants, and together with the 2023 Pre-Funded Warrants, the Warrants). Each Pre-Funded Warrant has an exercise price of $0.0001 per share of common stock, was immediately exercisable and is exercisable until exercised in full. Each accompanying Common Warrant has an exercise price of $0.7568 per share of common stock, is immediately exercisable and will expire on October 25, 2030. Each warrant is exercisable for one share of Common Stock. The closing of the offering occurred on October 25, 2023. The Company received gross proceeds of $92.1 million, and after deducting the placement agent fees and expenses and offering costs, net proceeds were $86.2 million.

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

The Company used the with-and-without method to allocate the net proceeds received from the sale of the Common Stock, the Pre-Funded Warrants, and the Common Warrants on the Consolidated Balance Sheets as follows:

As of October 25, 2023

Common Stock	$18,641
Pre-Funded Warrants	$48,079
Common Warrants	$25,427
Total	$92,147

The following table summarizes information about shares issuable under the Pre-Funded Warrants outstanding at March 31, 2024:

Pre-funded warrant shares outstanding

Outstanding at January 1, 2024	81,054,686
Issued	-
Exercised	(569,125)
Outstanding at March 31, 2024	80,485,561
Exercisable at March 31, 2024	80,485,561

The following table sets forth a summary of the activities of the Company’s warrant liability, which represents a recurring measurement that is classified with Level 3 of the fair value hierarchy wherein the fair value is estimated using significant unobservable inputs:

Common warrant liability

Beginning liability as of January 1, 2024	$27,596
Common warrants issued	-
Change in fair value of liability	14,373
Ending liability as of March 31, 2024	$41,969

The fair value of the common warrants was measured using the Black Scholes option pricing model and will be remeasured each reporting period, and the change in fair value will be recorded in earnings. The assumptions that the Company used to determine the fair value at issuance and the reporting date of the common warrants granted to participants were as follows:

	March 31, 2024	December 31, 2023

Expected term (in years)	6.58	6.83
Risk-free interest rate	4.20%	3.88%
Dividend yield	-	-
Volatility	77.99%	82.80%

The following table summarizes information about shares issuable under the Common Warrants outstanding at March 31, 2024:

Common warrant shares outstanding

Outstanding at January 1, 2024	56,241,973
Issued	-
Exercised	-
Outstanding at March 31, 2024	56,241,973
Exercisable at March 31, 2024	56,241,973

7.
Stock-based compensation

Stock options

During the three months ended March 31, 2024 and 2023, the Company’s stock option compensation expense was approximately $2.5 million and $3.5 million, respectively. There was no recognized tax benefit in either of the periods. As of March 31, 2024, the unamortized expense balance was $9.4 million, to be amortized over a weighted average period of 1.37 years.

Stock option activity during the three months ended March 31, 2024 is as follows:

	Shares subject to options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)

Outstanding as of January 1, 2024	10,376,838	$6.38	6.9	$—
Granted	2,885,385	1.10
Replacement options from Exchange	1,906,153	0.96
Exercised	—	—		—
Forfeited or Expired	(1,161,111)	8.58
Cancelled options from Exchange	(3,880,332)	10.43
Outstanding as of March 31, 2024	10,126,933	2.05	8.51	186.81
Options vested and expected to vest as of March 31, 2024	10,126,933	2.05	8.51	186.81
Options vested and exercisable as of March 31, 2024	3,076,329	3.92	6.12	15.32

The weighted-average grant date fair value of options granted during the three months ended March 31, 2024 and 2023 was $0.77 and $0.93 per share, respectively.

Option exchange

In January 2024, the Company commenced a stock option exchange program (the Exchange Offer) pursuant to which eligible employees were provided the opportunity to exchange eligible stock options for a number of new replacement option grants at the exchange ratio of 1 replacement option for every 1.4 eligible options tendered for those priced between $2.10 to $11.85, and 1 replacement option for every 3.4 eligible options tendered for those priced over $11.86. The Exchange Offer concluded in February 2024.

In connection with the Exchange Offer, the Company canceled 3,880,332 eligible options and granted 1,906,153 replacement options. The exchange of these options was accounted for as a modification of share-based compensation awards. The Company recognized $3 thousand of unamortized compensation cost related to the canceled options as well as the incremental compensation cost associated with the replacement options over their one year vesting term.

Restricted stock units

During the three months ended March 31, 2024, the Company recorded $29 thousand stock-based compensation expense related to restricted stock units. During the three months ended March 31, 2023, the Company did not record any stock-based compensation expense related to restricted stock awards. As of March 31, 2024, the unamortized expense balance was $0.1 million, to be amortized over a weighted average period of 3.5 years.

Restricted stock activity during the three months ended March 31, 2024 is as follows:

	Number of Awards	Weighted- Average Grant Date Fair Value	Aggregate Fair Value (in thousands)

Issued and unvested as of January 1, 2024	134,120	$0.84	$113
Restricted stock awards granted	22,950	1.13	26
Restricted stock awards vested	(2,490)	(0.84)	(2)
Issued and unvested as of March 31, 2024	154,580	0.88	$137

During the three months ended March 31, 2024 and 2023, the Company did not issue shares of common stock, upon exercise of unvested stock options or purchases for unvested restricted stock awards.

Employee stock purchase plan

During the three months ended March 31, 2024 and 2023, the Company recorded total stock-based compensation expense related to the employee stock purchase plan of $0.1 million and $0.2 million, respectively. During the three months ended March 31, 2024 and 2023, no purchases of awards under this plan have been made.

Stock-based compensation expense was allocated as follows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Research and development	$1,439	$2,172
General and administrative	1,209	1,492
Total	$2,648	$3,664

8.
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

The following tables present the fair value of the Company’s financial instruments that are measured or disclosed at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of March 31, 2024
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$24,151	$-	$-
Available for sale securities	88,588	-	-
Liabilities:
Warrant liability	-	-	(41,969)
	$112,739	$-	$(41,969)

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$135,704	$-	$-
Liabilities:
Warrant liability	-	-	(27,596)
	$135,704	$-	$(27,596)

9.
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

In June 2020, the Company amended the license agreement with Emory. Pursuant to the amended license agreement, Emory granted the Company additional patent rights to certain compounds targeting the treatment or prevention of HBV. As consideration for the additional rights, the Company made a one-time, non-refundable payment to Emory in the amount of $0.2 million, with an additional obligation to pay up to a maximum of $35,000. On the same date, the Company entered into a collaboration agreement with Emory, with the initial research plan pertaining to the synthesis and evaluation of the compounds licensed through the additional patent rights granted in the amended license agreement. The research plan was set to terminate one year from the effective date of June 2020 but the Company exercised its option to extend it for a second year. In June 2022, the research plan terminated. In connection with the research plan, the Company provided Emory funding up to $0.3 million per year.

The Company has agreed to pay Emory up to an aggregate of $125.0 million upon the achievement of specified development, regulatory, and commercial milestones, and all ongoing patent costs. During the three months ended March 31, 2024 and 2023, the Company had no expenses related to milestone payments. The Company also agreed to pay Emory tiered single-digit royalties on worldwide annual net sales of licensed products, on a quarterly basis and calculated on a product-by-product basis. With respect to licensed products containing any of a specified subset of the licensed compounds, such royalties range from a mid-single digit to a high-single digit percentage rate. With respect to licensed products which do not contain such compounds, the royalties span a range of percentage rates within the mid-single digits if a Phase 1 clinical trial is initiated for the product within three years of the effective date of the Emory License Agreement, and range from a low-single digit to a mid-single digit rate if a Phase 1 clinical trial is initiated more than three years after the effective date. During the three months ended March 31, 2024 and 2023, the Company made no payments associated with royalties and recognized no expense or accruals.

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

The Company is obligated to make payments to Luxna, in aggregate, totaling up to but no more than $55.5 million upon the achievement of specified development, regulatory, and commercial milestones. During the three months ended March 31, 2024 and 2023, the Company recognized no expenses related to milestone payments. The Company is also required to pay Luxna a low-single digit royalty percentage on net sale of applicable products, if any. During the three months ended March 31, 2024 and 2023, the Company made no payments associated with royalties.

Agreement with Katholieke Universiteit Leuven (KU Leuven)

On June 25, 2020, the Company entered into a Research, Licensing and Commercialization Agreement (KU Leuven Agreement) with KU Leuven, under which the Company is collaborating with KU Leuven’s Rega Institute for Medical Research, as well as its Centre for Drug Design and Discovery, to research and develop potential protease inhibitors for the treatment, diagnosis or prevention of coronaviruses, including of SARS-CoV-2. Unless terminated earlier by either party in accordance with provisions in the agreement, the collaboration period will terminate at the earlier of completion of all collaboration activities or 2.5 years. In connection with the KU Leuven Agreement, KU Leuven and the Company granted each other exclusive cross-licenses to use certain know-how and existing patents of the other party as well as certain joint know-how and joint patents to carry out research and development collaboration activities during the collaboration period. As of December 2022, the original collaboration period has expired. An amendment to the agreement was agreed in July 2023 to include a new collaboration plan. KU Leuven granted to the Company an exclusive (including as to KU Leuven), worldwide license under certain of KU Leuven’s know-how and existing patents, and certain joint patents and joint know-how, to manufacture and commercialize the licensed products for the treatment, diagnosis or detection of viral infections in humans. KU Leuven reserved the right to use all KU Leuven knowhow, existing KU Leuven patents, joint patents and joint know-how for academic and non-commercial research and teaching purposes. As consideration for this license, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to but no more than $30.0 million upon the achievement of certain commercial sales milestones. For each licensed product developed through KU Leuven and the Company’s collaborative effort, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to $32.0 million upon the achievement of certain development and regulatory milestones. The Company is also required to pay KU Leuven a low-to-mid-single digit royalty percentage, subject to certain adjustments, on net sales of applicable products, if any. The Company is also required to pay a revenue share to KU Leuven should the program be partnered with an external party. Unless terminated earlier by either party, the agreement shall continue until the expiration of the last to expire royalty term, which is the later of the expiration or termination of the last valid patent claim covering the manufacture, use, sale or importation of the licensed product in a particular country or 10 years after the first commercial sale of a licensed product. During the three months ended March 31, 2024, the Company made no payments of royalties or milestones.

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

In January 2022, the Company and Merck entered into an amendment to the exclusive License and Research Collaboration Agreement (the First Amendment, together with the Original Agreement, the Expanded Arrangement). As a result of the First Amendment, the collaboration with Merck was expanded to include the Company's grant of rights to Merck of an early-stage program with respect to a second undisclosed MASH target, on which the Company had previously been working independently. In addition, under this Expanded Arrangement, Merck has the ability to add an additional third target of interest in the cardiometabolic/fibrosis space to the collaboration. This right to add an additional third target expired in January 2023. Under the Expanded Arrangement, the Company received an upfront payment of $15 million from Merck for the Company's grant of rights to the program directed at a second undisclosed MASH target. With respect to the second target in the collaboration, the Company is eligible to receive up to approximately $460.0 million in development and commercialization milestones as well as tiered royalties on net sales. These potential payments consist of (i) potential development milestones (such as for the first dosing of an animal specimen in a Good Laboratory Practice toxicology study, and initiation of Phase 1, 2 and 3 clinical trials), (ii) regulatory milestones (such as for marketing authorizations for a product in certain countries) and (iii) sales-based milestones.

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

During the three months ended March 31, 2024 and 2023, the Company recognized $0.3 million and $2.6 million, respectively, in revenue from collaborative arrangements related to upfront payments. During the three months ended March 31, 2024 and 2023, the Company recognized no revenue from collaborative arrangements related to milestone payments. The unrecognized portion of the upfront payments received during the three months ended March 31, 2024 and 2023 is recorded on the consolidated balance sheets as “Deferred revenue from collaborations”.

Changes in deferred revenue balances arose as a result of the Company recognizing the following revenue from collaborative arrangements during the periods below (in thousands):

	As of March 31,
	2024	2023

Deferred revenue from collaborations as of January 1	$84	$8,743
Consideration received in the period	208	400
Revenue from collaborations recognized in the period	(292)	(2,583)
Deferred revenue from collaborations as of March 31	$—	$6,560

10.
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

During the three months ended March 31, 2024 and 2023, the Company recognized $0.7 million and $0.1 million, respectively, in revenue from customers related to upfront payments. During the three months ended March 31, 2024 and 2023, the Company recognized no revenue from customers related to milestone payments. The unrecognized portion of the upfront payments received during the three months ended March 31, 2024 and 2023 is recorded on the consolidated balance sheets as “Deferred revenue from customers”.

Changes in deferred revenue balances arose as a result of the Company recognizing the following revenue from customers during the periods below (in thousands):

	As of March 31,
	2024	2023

Deferred revenue from customers as of January 1	$1,224	$700
Consideration received in the period	191	—
Revenue from customers recognized in the period	(694)	(140)
Deferred revenue from customers as of March 31	$721	$560

11.
Commitments and contingencies

From time to time, the Company may have certain contingent liabilities, including legal matters that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Contingent liabilities requiring accrual were appropriately accrued as of March 31, 2024 and December 31, 2023. The Company enters into contracts in the normal course of business that includes arrangements with clinical research organizations, vendors for preclinical research and vendors for manufacturing. These agreements generally allow for cancellation with notice. As of March 31, 2024, the Company had no material non-cancellable purchase commitments.

12.
Income taxes

The Company recorded income tax expense of $24.0 thousand for the three months ended March 31, 2024, primarily related to the Company's international operations.

The Company has a history of losses and projects losses for the full year 2024. The Company continues to maintain a full valuation allowance on its net deferred tax assets.

13.
Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2024	2023
Net loss	$(34,863)	$(22,955)
Weighted average common stock outstanding, basic and diluted	156,154,156	42,910,065
Net loss per share - basic and diluted	$(0.22)	$(0.53)

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

	Three Months Ended
	March 31,
	2024	2023
Options to purchase common stock	10,126,933	10,794,462
Unvested restricted stock	154,580	-
Warrants to purchase common stock	56,241,973	-
	66,523,486	10,794,462

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel therapeutics to address unmet medical needs in liver diseases and viral infections, including in the areas of metabolic dysfunction associated steatohepatitis (MASH), chronic hepatitis B (CHB) and coronavirus infections (e.g., SARS-CoV-2, SARS, MERS, and other related infections). The Aligos team has a demonstrated track record of success in drug development and medicinal chemistry in liver and viral diseases, resulting in three potential best-in-class drug candidates, all of which are currently in clinical studies.

Our pipeline of drug candidates includes ALG-055009 for MASH, ALG-000184 for CHB, ALG‑097558 for coronavirus, and we also have a portfolio of preclinical programs. ALG-055009 is our potential best-in-class thyroid hormone receptor beta (THR-β) agonist for MASH with enhanced pharmacologic properties vs. competitor THR-β agonists. Phase 1 data demonstrated linear PK with low variability, a well-tolerated safety profile, and expected thyromimetic effects. Phase 2a dosing with ALG-055009 began in April 2024 and topline data are expected in the fourth quarter of 2024. ALG-000184 is our potential best-/first-in-class CAM-E for CHB with enhanced pharmacologic properties vs. competitor CAM-E drugs and has demonstrated greater DNA suppression compared to the standard of care, nucleoside analogs (NAs), as well as multi-log reductions in viral antigens. Dosing with ALG-000184 is ongoing in 96-week Phase 1b cohorts with interim readouts expected throughout the year at upcoming scientific conferences.

MASH

Our primary area of focus is MASH, a complex, chronic liver disease which is a leading cause of liver-related morbidity including cirrhosis, hepatocellular carcinoma, liver transplant, and end-stage liver disease. The FDA recently approved the first drug for MASH, resmetirom, a THR-β agonist, but a need remains for better therapies due to resmetirom’s sub-optimal risk-benefit profile, particularly its likely sub-maximal efficacy. To achieve this, we have purpose-built ALG-055009 to have increased potency (~50-fold greater vs. resmetirom in head-to-head in vitro studies) and ß selectivity as well as enhanced pharmacologic properties to deliver a better PK profile; all of these advantages make ALG-055009 well positioned to be a best-in-class THR-β agonist.

ALG-055009 recently completed evaluation in a Phase 1 study in healthy volunteers (HVs) (oral single ascending doses (SAD)) and in subjects with hyperlipidemia (14 oral daily doses). Clinical data after single doses up to 4 mg and multiple doses up to 1 mg showed that ALG‑055009 was well tolerated, had dose proportional pharmacokinetics (PK) with low intersubject variability, and demonstrated expected thyromimetic effects (i.e., generally dose proportional increases in sex hormone binding globulin and decreases in various atherogenic lipids and thyroid hormones). In this same study, we have also evaluated relative bioavailability where we have shown the soft gelatin capsules being used in upcoming studies deliver similar exposures compared to the solution used in Phase 1 studies; we observed low intersubject PK variability and there was no evidence of a meaningful food effect. Based on these promising Phase 1 data, we have initiated the Phase 2a HERALD study (NCT06342947) at sites across the United States. The study is a 12-week randomized, placebo-controlled trial evaluating 4 doses (0.3 mg, 0.5 mg, 0.7 mg, and 0.9 mg) of ALG-055009 vs. placebo in approximately 100 subjects with presumed liver fibrosis at stages 1-3 (F1-F3) with MASH. In addition to collecting safety and PK data, this study is also designed to assess multiple efficacy biomarkers, which include MRI-PDFF and other non-invasive tests previously shown to be impacted by treatment with THR‑ß agonists. We anticipate sharing topline safety and 12 week MRI-PDFF data from this study in the fourth quarter of 2024.

In addition to our small molecule THR‑ß program, we are also progressing an oligonucleotide project for MASH through a collaboration with Merck. This program is currently progressing through preclinical activities.

CHB

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

We have completed the initial Phase 1a study in healthy volunteers (HVs) for our CAM-E, ALG‑000184, and a Phase 1b dose ranging study evaluating the safety, PK and antiviral activity of 10-300 mg doses of ALG‑000184 for 28 days among untreated HBV e-antigen (HBeAg) positive/negative CHB subjects. For these studies, ALG‑000184 was found to be well tolerated with a favorable PK profile and demonstrated potentially best-in-class multi-log HBV DNA and RNA reductions at all doses tested, as well as HBV surface antigen (HBsAg) reductions in a subset of HBeAg positive subjects receiving 300 mg ALG‑000184 (Hou et. al, AASLD 2022). Based on the favorable profile after dosing up to 300 mg ALG‑000184 x 28 days, additional Phase 1b cohorts are currently ongoing and evaluating the risk-benefit profile of up to 300 mg doses of ALG‑000184 with or without entecavir (ETV) therapy for up to 96 weeks in HBeAg positive/negative CHB subjects. Preliminary data have been presented for several of these cohorts (Hou et al., APASL 2024, Yuen et al., APASL 2024) and indicate that ALG‑000184 dosed for up to 64 weeks was well tolerated with a favorable PK profile and potentially best-in-class antiviral activity. Specifically, antiviral activity data in subjects dosed with 300 mg ALG‑000184 + ETV for up to 64 weeks are available in 2 cohorts of HBeAg positive subjects with normal/elevated baseline ALT. In these cohorts, we observed mean DNA reductions of ~7 log10IU/mL. Notably, subjects in these cohorts who initially received ETV monotherapy x 12 weeks had more modest reductions in HBV DNA as compared to subjects receiving ALG‑000184 + ETV over the same time period. In addition, subjects initially receiving ETV only then experienced further reductions in HBV DNA levels once they started receiving the combination of ETV and ALG‑000184, and their HBV DNA levels also reached levels exceeding 6 log10 IU/mL, indicating an additive antiviral effect of ALG-000184 with ETV. Further, subjects receiving 300 mg ALG‑000184 monotherapy had similar DNA reductions as subjects receiving 300 mg ALG‑000184 + ETV and no subject has experienced viral breakthrough. These observations indicate ETV is not meaningfully contributing to observed antiviral activity and there is no evidence of emergence of resistance after dosing with ALG‑000184 monotherapy for up to 64 weeks, the last time point studied to date. We have also observed in subjects dosed with either 100 or 300 mg of ALG-000184 + ETV that mean blood levels of all the three major viral antigens (HBsAg, HBeAg, and HBV core-related antigen (HBcrAg)) all declined by ~1-2 log10 units and these declines were dose related. By comparison, no meaningful change in any of these antigen levels was observed in subjects dosed with ETV alone. Compared to earlier studies with the current standard of care NA, tenofovir (Buti et al., Lancet Gastro, 2016), these Phase 1b data indicate our CAM‑E ALG‑000184 may achieve a substantially higher proportion of subjects with HBV DNA levels < LLOQ (10 IU/mL) at Week 48, which is the approvable endpoint for chronic suppressive therapy in HBV (FDA Guidance, Chronic Hepatitis B Virus Infection: Developing Drugs for Treatment Guidance for Industry, April 2022 – Section III.B.1.a). Additionally, in combination with other mechanisms of action such as those in our CHB portfolio, ALG-000184 may lead to higher rates of functional cure. Dosing of HBeAg positive/negative subjects with ALG‑000184 + ETV in ongoing cohorts will continue throughout 2024 and interim safety, PK, and antiviral activity data will be presented at scientific conferences throughout the year.

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

We are also exploring ways to boost immune responses via small molecule inhibitors of the Programmed Cell Death Ligand 1 (PD-L1) transmembrane protein and its interaction with Programmed Cell Death Protein 1 (PD-1). We have rationally designed these T cell activating drug candidates to partition preferentially to the liver and thereby potentially mitigate systemic toxicity in an effort to develop better tolerated PD-1/PD-L1 inhibitors for CHB patients. Lead molecules developed to date show similar in vivo efficacy in tumor models to approved PD-1/PD-L1 antibodies. Our small molecule lead compounds also demonstrate greater PD-L1 target occupancy at a lower dose in a humanized PD-L1 subcutaneous tumor model compared to competitor small molecule PD-L1 inhibitors. We have recently selected two lead molecules and have completed scale-up to enable further advancement towards clinical development.

Coronavirus

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

ALG‑097558 has been shown to be at least 6-fold more potent than nirmatrelvir and other PIs in clinical development against a panel of SARS-CoV-2 variants (including Omicron). It also has demonstrated broad pan-coronavirus activity, including against SARS and MERS. Single doses up to 2000 mg and multiple doses up to 800 mg Q12 for 7 days have been well tolerated with an acceptable PK profile that indicates ritonavir boosting is not required. Based on these Phase 1 data (Wilkes et al, ESCMID, 2024), the projected efficacious dose range to treat SARS-CoV-2 is 200-600 mg ALG-097558 Q12 x 5 days. Future development of ALG-097558, including ongoing Phase 2 enabling activities, will be funded by external sources, including public funding sources as described below.

Preclinical activities for our coronavirus program were partially funded through a grant from the National Institutes of Health (NIH) and the National Institute of Allergy and Infectious Diseases (NIAID) Antiviral Drug Discovery (AViDD) Centers for Pathogens of Pandemic Concern program through the Metropolitan AntiViral Drug Accelerator (MAVDA) consortium. Specific clinical and nonclinical studies for the ALG-097558 program and the follow up compound, are now also being funded with federal funds from the NIAID, NIH, Department of Health and Human Services, under Contract No. 75N93023C00052. We plan to conduct the clinical pharmacology studies in the second half of 2024 through the end of 2025 as part of this NIAID contract. We expect to receive approximately $12.3 million in funds across these two NIH awards and contracts to support these activities. We are also presently seeking additional external funding (e.g., from governmental agencies) to support future studies (e.g., Phase 2) as we advance ALG-097558 for the treatment of COVID-19 and future coronavirus pandemics.

We have incurred net losses and negative cash flows from operations in each year since our formation in February 2018. Our net losses were $34.9 million and $23.0 million for the three months ended March 31, 2024 and 2023, respectively, and our net losses were $87.7 million for the year ended December 31, 2023. We have had no revenue from product sales. As of March 31, 2024, we had an accumulated deficit of $521.7 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. Our net operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of our clinical trials and nonclinical studies and our other research and development expenses. We have no internal manufacturing capabilities or sales force and outsource a substantial portion of our clinical trial work to third parties.

Components of our results of operations

Revenue

Our revenues consist of the following:

Collaboration revenue includes recognition of our upfront payments pursuant to the Merck Original Agreement and First Amendment. In order to record collaboration revenue, we utilize an input method to recognize revenue over time as costs are incurred.

Contract revenue includes recognition of revenue generated from research and development services under third-party contracts with customers. In order to record contract revenue, we utilize an input method to recognize revenue over time as costs are incurred.

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

We track direct external research and development expenses on a program-specific basis (metabolic dysfunction-associated steatohepatitis, chronic hepatitis B, coronaviruses and early-stage programs). The following table summarizes these research and development costs, in thousands:

	Three months ended March 31,
	2024	2023
Direct research and development expenses by development program:
Metabolic dysfunction-associated steatohepatitis program	$3,110	$1,506
Chronic Hepatitis B program	2,174	1,991
Coronaviruses program	1,238	2,475
Other early-stage programs	940	1,810
Total direct research and development expenses	$7,462	$7,781
Total indirect research and development expenses	8,904	10,354
Total research and development expense	$16,366	$18,135

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

Interest and other income (expense), net

Interest and other income (expense), net comprises interest income, net and other income (expense), net. Interest income, net primarily consists of interest earned on our cash, cash equivalents, and investments. Other income (expense), net consists primarily of the change in fair value of our investments, common warrant liability and foreign currency gains/losses.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

Revenue and Operating expenses

The following table summarizes our operating expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,		Change
	2024	2023	($)%

Revenue from collaborations	$292	$2,583	$(2,291)	-89%
Revenue from customers	694	140	554	396%
Operating expenses:
Research and development	16,366	18,135	(1,769)	-10%
General and administrative	6,666	8,506	(1,840)	-22%
Total operating expenses	23,032	26,641	(3,609)	-14%
Loss from operations	(22,046)	(23,918)	1,872	-8%
Interest and other income (expense), net:
Interest income, net	580	748	(167)	-22%
Other income (expense), net	(13,373)	254	(13,627)	-5365%
Total interest and other income (expense), net	(12,793)	1,002	(13,795)	-1376%
Loss before provision for income taxes	(34,839)	(22,916)	(11,923)	52%
Income tax expense	(24)	(39)	15	-38%
Net Loss	$(34,863)	$(22,955)	$(11,908)	52%

Revenue from collaborations

Revenue from collaborations decreased by $2.3 million during the three months ended March 31, 2024, compared to the same period in 2023. The decrease was primarily due to the completion of the Amended Agreement with Merck in the first quarter of 2024.

Revenue from customers

Revenue from customers increased by $0.6 million during the three months ended March 31, 2024, compared to the same period in 2023. The increase was due to the agreement with Amoytop that began in the second quarter of 2023, therefore not included in the three months ended March 31, 2023.

Research and development expenses

Research and development expenses decreased by $1.8 million during the three months ended March 31, 2024, compared to the same period in 2023. The decrease in the three-month period was primarily due to a $2.0 million decrease in employee-related costs including a $0.8 million decrease in stock-based compensation, and a $0.1 million decrease in depreciation. This was partially offset by a $0.1 million increase in third party expenses and an increase of $0.2 million in facility and other expenses.

General and administrative expenses

General and administrative expenses decreased by $1.8 million during the three months ended March 31, 2024, compared to the same period in 2023. This was primarily due to a $1.3 million decrease in third party expenses due to reduced legal and IP spend, a $0.3 million decrease in facility and other expenses, and a $0.2 million decrease in employee-related costs.

Interest and other income (expense), net

The following table summarizes our interest and other income (expense), net for the three months ended March 31, 2024 and 2023 (in thousands):

`	Three Months Ended
	March 31,		Change
	2024	2023	($)%

Interest income, net	$580	$748	$(167)	-22%
Other income (expense), net	(13,373)	254	(13,627)	-5366%
Total interest and other income (expense), net	$(12,793)	$1,002	$(13,795)	-1377%

Interest income, net decreased by $0.2 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to a general decrease in market interest rates.

Other income (expense), net decreased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, due primarily to the change in fair value of the Common Warrants associated with the Securities Purchase Agreement.

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

As of March 31, 2024, we had cash, cash equivalents and investments of $112.7 million. This includes the net proceeds of $86.2 million from our private placement in October 2023.

Capital resources

Our primary use of cash is to fund operating expenses, which consist primarily of research and development costs related to our drug candidates and our discovery programs, and to a lesser extent, general and administrative expenditures. We expect our expenses to increase substantially in connection with our ongoing clinical development activities related to our MASH drug candidate ALG‑055009, which we have initiated clinical trials, as well as our research and development of our other drug candidates within our CHB and coronavirus programs.

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

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Net cash used in operating activities	$(22,746)	$(22,387)
Net cash provided by (used in) investing activities	(88,642)	19,993
Net cash used in financing activities	(19)	(1)
Net decrease in cash, cash equivalents, and restricted cash	$(111,407)	$(2,395)

Operating activities

During the three months ended March 31, 2024, operating activities utilized $22.7 million of cash, primarily resulting from our net loss of $34.9 million and net changes in operating assets and liabilities of $5.5 million, partially offset by non-cash charges of $17.6 million. Net cash used in operating activities resulted in changes in our operating assets and liabilities of $5.5 million, consisting of a decrease of $4.8 million in accrued liabilities, a decrease of $0.6 million in operating lease liabilities, a decrease of $0.1 million in deferred revenue from collaborations, and a decrease of $0.5 million in deferred revenue from customers, partially offset by a decrease in other assets of $0.2 million and an increase of $0.3 million in accounts payable. The decrease in deferred revenue from collaborations was due to the recognition of revenue from collaborations due to progress towards the completion of the projects. The decrease in accrued liabilities was largely due to the bonus payment that occurred in the first quarter of 2024. The decrease in accounts payable is due to the timing of payments to vendors.

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

Investing activities

During the three months ended March 31, 2024, investing activities provided $88.6 million of cash, primarily due to $88.6 million of purchase of short-term investments.

During the three months ended March 31, 2023, investing activities provided $20.0 million of cash, primarily due to $20.0 million of investment maturities.

Financing activities

During the three months ended March 31, 2024, net cash used in financing activities was $19 thousand, consisting primarily due to payments of our finance leases.

During the three months ended March 31, 2023, net cash utilized by financing activities was $1 thousand, consisting primarily of payments of our finance leases, partially offset by proceeds from the exercise of stock option.

Contractual obligations and commitments

We have no material changes to our contractual obligations and commitments as of March 31, 2024 as disclosed in the contractual obligations and commitment section in our Annual Report on Form 10-K filed with the SEC on March 12, 2024.

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

For a discussion of our critical accounting estimates, see “Management’s discussion and analysis of financial condition and results of operations” and the notes to our audited financial statements in our annual report on Form 10-K, filed with the SEC on March 12, 2024 for the year ended December 31, 2023, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through March 31, 2024 from those discussed in our Form 10-K.

Recently issued and adopted accounting pronouncements

For a description of the expected impact of recently adopted accounting pronouncements, see Note 2. Summary of Significant Accounting Policies in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash, cash equivalents and investments of $112.7 million as of March 31, 2024, consist of bank deposits, money market funds and US Treasury available-for-sale securities. We are exposed to market risk related to changes in interest rates applicable to our investment portfolio of cash equivalents and short-term and long-term investments. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Should U.S. interest rates decline, interest income would be reduced in future periods for short- and long-term investments which mature and the proceeds of which are reinvested in similar instruments at lower interest rates. Additionally, the fair value of our short-term and long-term investments is subject to change as a result of potential changes in market interest rates. As of March 31, 2024, we estimate that a hypothetical 100 basis point adverse movement would not result in a material impact on our financial position or results of operations or cash flows.

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

Evaluation of disclosure controls and procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant net losses. Our net losses were $34.9 million and $23.0 million for the three months ended March 31, 2024 and 2023, respectively, and $87.7 million for the year ended December 31, 2023. As of March 31, 2024, we had a total stockholders’ equity of $59.8 million. We have funded our operations to date primarily with proceeds from the sale of common stock, preferred stock and convertible notes. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our drug candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We may continue to incur significant expenses and operating losses for the foreseeable future.

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

Our operations have consumed substantial amounts of cash since our inception. Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our initial nonclinical and clinical drug candidates. Nonclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. In October 2023, we closed a private placement, which resulted in gross proceeds of approximately $92 million, before deducting placement agent fees and expenses. As of March 31, 2024, we had cash, cash equivalents and investments of $112.7 million. We expect to continue to spend substantial amounts to continue the nonclinical and clinical development of our current and future programs. If we are able to gain marketing approval for drug candidates that we develop, we will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate we develop.

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

Our clinical development efforts across our drug candidates are in an early stage. We have initiated clinical trials for our most advanced drug candidates in many countries (e.g., New Zealand, Hong Kong, the United Kingdom). Our other programs are in the discovery or nonclinical development stage. We have invested substantially all of our efforts and financial resources in the identification of targets and nonclinical development of therapeutics to address hepatological indications and viral diseases. However, the biology of these indications and diseases is complex and not completely understood, and our current and future drug candidates may never achieve expected or functional levels of efficacy or achieve an acceptable safety profile. For example, our CHB portfolio previously included our STOPSTM drug candidate, ALG-010133, one of our proprietary s-antigen transport-inhibiting oligonucleotide polymers that was in a Phase 1b dose range finding trial (NCT04485663) evaluating subjects with CHB as well as our proprietary antisense oligonucleotide, ALG-020572, that was in a Phase 1a/1b umbrella study (NCT05001022) and for which dosing in CHB patients were initiated as part of the multiple ascending dose portion of such study. However, in January 2022, we announced we halted further development of ALG-010133 based on data from such trial indicating insufficient antiviral activity to warrant further development of such drug candidate. And, in March 2022, we announced our discontinuation of further development of ALG-020572 due to an unanticipated serious adverse event involving significant increase in alanine aminotransferase (ALT) in one CHB subject and several additional subjects experiencing ALT flares. Finally, for our siRNA drug candidate targeting HBsAg production, ALG‑125755, we conducted a Phase 1 study evaluating single doses ranging from 20-200 mg and 50-320 mg in HVs and virologically suppressed HBeAg negative CHB subjects, respectively. In this study, we found that these single doses were well tolerated with a favorable PK profile. With respect to antiviral activity, while available data indicate evidence of HBsAg lowering at all 3 dose levels evaluated, the comparative efficacy of ALG-125755 vs. competitor siRNAs is inconclusive. Because further clinical evaluation of ALG-125755 is not prioritized with current funding, any further advancement of ALG-125755 will require additional external funding which we may not be able to obtain.

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

To obtain the requisite regulatory approvals to commercialize any of our drug candidates, we must demonstrate through extensive nonclinical studies and clinical trials that our products are safe and effective in humans. Clinical trials are expensive and can take many years to complete, and their outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful. For example, in January 2022, we halted further development of ALG‑010133. This decision was based on emerging data from the Phase 1 Study ALG-010133-101, that indicated that at the projected efficacious dose (400 mg, estimated to achieve liver exposures >3 x EC90 for HBsAg inhibition) there was no meaningful HBsAg reduction. Furthermore, higher doses levels (maximum feasible dose is 600 mg) that were planned to be evaluated in a subsequent cohort were very unlikely to reach the 1 log10 IU/mL HBsAg reduction level that we had previously defined as necessary to advance the program. As another example, in March 2022, we discontinued further development of our ASO drug candidate for CHB, ALG‑020572, due to an unanticipated serious adverse event involving significant increase in ALT in one CHB subject and several other subjects experiencing ALT flares in the same study. Finally, for our siRNA drug candidate targeting HBsAg production, ALG‑125755, we conducted a Phase 1 study evaluating single doses ranging from 20-200 mg and 50-320 mg in HVs and virologically suppressed HBeAg negative CHB subjects, respectively. In this study, we found that these single doses were well tolerated with a favorable PK profile. With respect to antiviral activity, while available data indicate evidence of HBsAg lowering at all 3 dose levels evaluated, the comparative efficacy of ALG-125755 vs. competitor siRNAs is inconclusive. Because further clinical evaluation of ALG-125755 is not prioritized with current funding, any further advancement of ALG-125755 will require additional external funding which we may not be able to obtain.

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

Specifically, should we experience another pandemic or epidemic outbreak on a similar if not greater scale as the COVID-19 outbreak, the clinical trial sites for our current drug trials, including for ALG‑055009, ALG-000184, and ALG-097558, and future planned trials may be affected due to prioritization of hospital resources toward the outbreak efforts, travel or quarantine restrictions imposed by national, federal, state or local governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. Some of our third-party manufacturers we use for the supply of materials for drug candidates or other materials necessary to manufacture product to conduct clinical trials may be located in countries affected by the outbreak, and, should they experience disruptions such as temporary closures or suspension of services, we would likely experience delays in advancing these trials.

In addition, the U.S. House of Representatives has introduced the BIOSECURE Act (H.R. 7085) and the Senate has advanced a substantially similar bill (S.3558), which legislation, if passed and enacted into law, would have the potential to restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We do business with companies in China and it is possible some of our contractual counterparties could be impacted by this legislation.

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

We have invested, and will continue to invest, a significant portion of our time and financial resources in the pursuit of a treatment for MASH, including ALG-055009, our THR‑ß agonist which is currently in a Phase 2a trial. If we cannot successfully develop, obtain regulatory approval for and commercialize our drug candidates for the treatment of MASH, our business may be harmed. The mechanism of action of our MASH drug candidates is complex, and we do not know the degree to which it will translate into a therapeutic benefit, if any, in MASH or any other indication, and we do not know the degree to which the complex mechanism of action may contribute to long-term safety issues or adverse events when our drug candidates are taken for prolonged periods, as is inherent in the treatment of MASH.

In addition, the standards implemented by clinical or regulatory agencies may change at any time and we cannot be certain what efficacy endpoints the FDA or foreign clinical or regulatory agencies may require at the time we plan to conduct clinical trials with respect to MASH or any other applicable indication. Also, if we are able to obtain accelerated approval of our drug candidates, we may be required to conduct one or more post-approval clinical outcome trials to confirm the clinical benefit of the drug candidate; if any such post-approval trial is not successful, we would not be able to continue marketing the product.

If we are successful and any of our drug candidates are approved for the treatment of MASH, our drug candidates will likely compete with products that have already been approved or may in the future be approved for the treatment of MASH prior to our drug candidates and/or that have greater efficacy than our drug candidates, either alone or in combination. Behavioral modifications, such as diet and exercise, can also decrease or eliminate the demand for our potential MASH treatments.

Our pursuit of potential therapies for COVID-19 is at an early stage.

In response to the outbreak of COVID-19, the disease caused by the virus SARS-CoV-2, we are pursuing various potential therapies to address the disease, including our drug candidate ALG-097558, an oral protease inhibitor which is currently in a Phase 1 trial. Our development of this potential therapy is at an early stage, and we may be unable to produce in a timely manner a therapy that successfully treats the virus or that has broad clinical applicability, if at all.

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

We are also committing significant personnel to the development of ALG-097558 for COVID-19, which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of COVID-19 as a global health concern. COVID-19 may be substantially eradicated prior to our development of a successful therapy or a vaccine may be developed that is highly efficacious and widely adopted, reducing or eliminating the need for therapies to treat the disease. For instance, the Pfizer/BioNTech BNT162b2, the adenovirus type 26 (Ad26) vaccine by Janssen Pharmaceutical Companies of Johnson & Johnson, Moderna mRNA-1273 and Novavax NVX-CoV2373 COVID-19 vaccines have been approved and/or authorized for emergency use and are in the process of being widely being administered in various countries throughout the world which could adversely impact the need for our potential COVID-19 therapies. Further, while we hope to develop potential therapies that are effective against other or future coronaviruses, in addition to SARS-CoV-2, we cannot be certain this will be the case. If our potential therapies are not effective against other or future coronaviruses, the value and/or sales potential of our therapies will be reduced or eliminated. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our potential therapies, if developed, may not be partially or fully effective, and may ultimately prove unsuccessful or unprofitable. Furthermore, there are no assurances that our therapy will be approved for inclusion in government stockpile programs, which may be material to the commercial success of any approved coronavirus-related drug candidate, either in the United States or abroad.

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

From time to time, we may disclose interim data from our clinical trials, including candidates ALG‑055009, ALG-000184, and ALG-097558. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more data on existing patients become available. Adverse differences between interim data and final data could significantly harm our business, financial condition, results of operations and prospects. From time to time, we may also publicly disclose preliminary or “topline” data from our clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same clinical trials, or different conclusions or considerations may qualify such topline results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.

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

Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. For example, we have or are currently conducting initial clinical trials for ALG-055009, ALG-000184, and ALG-097558 in many countries (e.g., New Zealand, Hong Kong, the United Kingdom), and plan to conduct additional clinical trials in several other countries and territories within the Asia Pacific and/or Europe and our conduct of the trials must satisfy specific requirements in order for the FDA to accept the data in support of an IND or NDA in the United States. Further, any regulatory approval for our drug candidates may be withdrawn. If we fail to comply with the applicable regulatory requirements, our target market will be reduced and our ability to realize the full market potential of our drug candidates will be harmed and our business, financial condition, results of operations and prospects could be harmed.

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

We currently focus our product development on novel therapeutics to address unmet needs in hepatological indications and viral diseases. Our eligible patient population, pricing estimates and available coverage and reimbursement may differ significantly from the actual market addressable by our drug candidates. Our estimates of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our drug candidates, are based on our beliefs and analyses based on a variety of sources, including scientific literature, patient foundations or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of the diseases we are targeting. The number of patients may turn out to be lower than expected, and the potentially addressable patient population for each of our drug candidates may be limited or may not be receptive to treatment with our drug candidates, and new patients may become increasingly difficult to identify or access. Certain potential patients may have or develop a resistance to our potential therapies or otherwise be unable to be treated with our potential therapies for HBV, COVID-19 or other viral diseases as a result of their genetic makeup. In addition, the route of administration for our potential therapies could be inconvenient and/or not commercially viable, which could also limit the potential market for our therapies.

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

Additionally, because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or drug candidates or for indications that later prove to have greater commercial potential. For example, we are currently focused on the development of our current drug candidates for hepatological indications. In addition, we are pursuing other drug candidates for viral diseases. However, the advancement of these drug candidates may ultimately prove to be unsuccessful or less successful than another program in our pipeline that we might have chosen to pursue on a less aggressive basis. However, due to the significant resources required for the development of our drug candidates, we must focus on specific diseases and disease pathways and decide which drug candidates to pursue and the amount of resources to allocate to each. Our near-term objective is to demonstrate favorable profiles through Phase 1 clinical trials of our drug candidates ALG‑055009, ALG-000184, and ALG-097558. Our estimates regarding the potential market for our drug candidates could be inaccurate and our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular drug candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, any potential decision to delay or terminate development of a drug candidate or program may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. Further, if we do not accurately evaluate the commercial potential for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate. Alternatively, we may allocate internal resources to a drug candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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

We entered into a License Agreement with Emory in June 2018 (the Emory License Agreement), a Research, Licensing and Commercialization Agreement with KU Leuven in June 2020 and an amendment in July 2023 and a License Agreement with Luxna in December 2018 and an amendment in April 2020 (as amended, the Luxna Agreement). Under the Emory License Agreement, KU Leuven Agreement and Luxna Agreement, we are subject to significant obligations, including milestone payments, royalty payments, and certain other agreed-to costs. For more information regarding our license agreements, please see the section titled “Business—License agreements and collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2023, previously filed with the SEC. If these payments become due under the terms of the Emory University License Agreement, the KU Leuven Agreement or the Luxna Agreement, we may not have sufficient funds available to meet our obligations and our development efforts may be materially harmed. Furthermore, if we are forced to raise additional funds, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market drug candidates that we would otherwise develop and market ourselves.

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

Further, from January 1, 2021, we have to comply with the United Kingdom GDPR (UK GDPR), which, together, with the amended Data Protection Act 2018, retains the GDPR in UK national law (collectively, the UK GDPR), and imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines up to the greater of £17.5 million or 4% of global turnover of the annual global revenues of the noncompliant undertaking.

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

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and the personal information of our employees and contractors. Despite the implementation of security measures, our information technology systems and those of our CROs and other contractors and consultants are vulnerable to attack, damage and interruption from natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks, computer hacks, employee theft or misuse, fraud, viruses and malware (e.g., ransomware), malicious software, phishing and other social engineering schemes, human error, denial or degradation-of-service attacks, sophisticated nation-state and nation-state-supported actors, and other unauthorized access and security breaches that could jeopardize the confidentiality, integrity, and/or performance of our software, information technology systems, and data, and could expose us to legal, financial and reputational harm. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

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

We do not have the ability to independently conduct certain nonclinical studies and clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs, to conduct or otherwise support certain nonclinical studies and clinical trials for our drug candidates, including ALG‑055009, ALG‑000184, and ALG-097558, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our nonclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our nonclinical studies or clinical trials, we could be subject to untitled and warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

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

In addition, the U.S. House of Representatives has introduced the BIOSECURE Act (H.R. 7085) and the Senate has advanced a substantially similar bill (S.3558), which legislation, if passed and enacted into law, would have the potential to restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We do business with companies in China and it is possible some of our contractual counterparties could be impacted by this legislation.

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

Our success depends in significant part on our ability and the ability of our current or future collaborators and licensors to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to our drug candidates and technology and to operate our business without infringing, misappropriating, or otherwise violating the intellectual property rights of others. If we and our current or future collaborators and licensors are unable to obtain and maintain sufficient intellectual property protection for our drug candidates or other drug candidates that we may identify, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize drug candidates similar or identical to ours, and our ability to successfully commercialize our drug candidates and other drug candidates that we may pursue may be impaired. While we own some issued or allowed patents with respect to our programs, including our MASH and CHB programs, we do not own or in-license any issued patents with claims that specifically recite our ALG-097558 or ALG-125755 drug candidates. We can provide no assurance that any of our other current or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. We cannot be certain that there is no invalidating prior art of which we and the patent examiner are unaware or that our interpretation of the relevance of prior art is correct. If a patent or patent application is determined to have an earlier priority date, it may prevent our patent applications from issuing at all or issuing in a form that provides any competitive advantage for our drug candidates. Failure to obtain additional issued patents could have a material adverse effect on our ability to develop and commercialize our drug candidates. Even if our patent applications do issue as patents, third parties may be able to challenge the validity and enforceability of our patents on a variety of grounds, including that such third party’s patents and patent applications have an earlier priority date, and if such challenges are successful, we may be required to obtain one or more licenses from such third parties, or be prohibited from commercializing our drug candidates.

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

In addition, if our licensors fail to abide by the terms of the license, if the licensors fail to prevent infringement by third parties or if the licensed patents or other rights are found to be invalid or unenforceable, our business, competitive position, financial condition, results of operations and prospects could be materially harmed. For more information regarding our license agreements, see the section titled “Business—License agreements and collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2023, previously filed with the SEC.

If we are unable to obtain licenses from third parties on commercially reasonable terms or at all, our business could be harmed.

It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products (if approved), in which case we would be required to obtain a license from these third parties. The licensing of third-party intellectual property rights is a competitive area, and more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. More established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to license such technology, or if we are forced to license such technology on unfavorable terms, our business could be materially harmed. If we are unable to obtain a necessary license, we may be unable to develop or commercialize the affected drug candidates, which could materially harm our business, and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation. Even if we are able to obtain a license, it may be or become non-exclusive, thereby giving our competitors access to the same technologies licensed to us. For example, under the Emory License Agreement we currently have an exclusive license with respect to certain patents and a non-exclusive license with respect to certain of Emory’s specified know-how. In June 2022, the license to such patents became non-exclusive with respect to all fields except for the treatment and prevention of HBV. For more information regarding our license agreements, see the section titled “Business—License agreements and collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2023, previously filed with the SEC. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

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

As of March 31, 2024, we had 67 full-time employees, including 52 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Prior to our initial public offering in October 2020, there was no public market for shares of our common stock and an active trading market for our shares may not be sustained. In the absence of an active trading market common stock, investors may not be able to sell their common stock at a price or at the time that they would like to sell.

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

As of March 31, 2024, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 71% of our outstanding common stock (assuming all shares of non-voting common stock are converted into voting common stock in accordance with the terms of our amended and restated certificate of incorporation), and 27% of our outstanding common stock (assuming all shares of non-voting common stock are converted to voting common stock and all pre-funded warrants are exercised in full on a cash exercise basis). In addition, in our October 2023 private placement, certain of the holders of 5% or more of our capital stock acquired pre-funded warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $0.0001 per share) and common warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $0.7568 per share). Until exercised, the shares issuable upon the exercise of the pre-funded warrants and the common warrants are not included in the number of our outstanding shares of common stock. If such holders exercise their warrants, then the shares of our capital stock beneficially owned by our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates would increase significantly. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

The dual class structure of our common stock may limit an investor’s ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Consequently, the exercise by holders of our non-voting common stock of their option to make this conversion will have the effect of increasing the relative voting power of such holders, and correspondingly decreasing the voting power of the holders of our common stock, which may limit an investor’s ability to influence corporate matters. As of March 31, 2024, we had 3,092,338 shares of non-voting common stock outstanding. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the Securities Exchange Act), and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline.

As of March 31, 2024, approximately 16.3 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

In addition, the holders of approximately 75.7 million of our total common stock and non-voting common stock are entitled to rights with respect to the registration of their shares under the Securities Act described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered sales of equity securities

In October 2023, the Company completed a PIPE offering and entered into the Securities Purchase Agreement with certain institutional and accredited investors, pursuant to which the Company agreed to offer, issue and sell to these investors 31,429,266 shares of Common Stock, 81,054,686 Pre-Funded Warrants, and 56,241,973 Common Warrants. Each Pre-Funded Warrant has an exercise price of $0.0001 per share of common stock, was immediately exercisable and is exercisable until exercised in full. Each accompanying Common Warrant has an exercise price of $0.7568 per share of common stock, is immediately exercisable and will expire on October 25, 2030. Each warrant is exercisable for one share of Common Stock.

In April 2024 an investor exercised 2,441,406 Pre-Funded Warrants for an aggregate purchase price of $244.14 and was issued 2,441,406 shares of Common Stock.

In February 2024 an investor exercised 569,125 Pre-Funded Warrants for an aggregate purchase price of $56.91 and was issued 569,125 shares of Common Stock.

Use of proceeds

None.

Issuer purchasers of equity securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Provided Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	10/20/2020	3.1

3.2	Amended and Restated Bylaws.	8-K	10/20/2020	3.2

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/9/2020	4.2

4.3	Form of Common Warrant Agreement.	8-K	10/25/2023	4.2

4.4	Form of Pre-Funded Warrant Agreement.	8-K	10/25/2023	4.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 has been formatted in Inline XBRL.				X

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

ALIGOS THERAPEUTICS, INC.

Date: May 7, 2024	By:	/s/ Lawrence Blatt
Lawrence Blatt
Chairman and Chief Executive Officer

Date: May 7, 2024	By:	/s/ Lesley Ann Calhoun
Lesley Ann Calhoun
Chief Financial Officer