Form 10-Q
period 2024-06-30
Aligos Therapeutics, Inc.
filed 2024-08-06
CIK 1799448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, the registrant had 79,902,567 shares of common stock, $0.0001 par value per share, outstanding, comprised of 76,810,229 shares of voting common stock, $0.0001 par value per share and 3,092,338 shares of non-voting common stock, $0.0001 par value per share.

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
•
our expectations regarding the potential market size and size of the potential patient populations for ALG‑055009, ALG‑000184, and ALG‑097558, our other drug candidates and any future drug candidates, if approved for commercial use;
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

Summary of material risks associated with our business

The principal risks and uncertainties affecting our business include the following:

•
We are a clinical-stage biopharmaceutical company with a limited operating history and no products approved for commercial sale. We have incurred significant losses in each fiscal year since inception. We expect to incur losses in each fiscal year for at least the next several years and may never achieve or maintain profitability for a full fiscal year, which, together with our limited operating history, makes it difficult to assess our future viability.
•
We have never generated revenue from product sales and may never be profitable for a full fiscal year.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALIGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$45,078	$135,704
Restricted cash	70	70
Short-term investments	49,458	-
Other current assets	4,964	5,310
Total current assets	99,570	141,084
Operating lease right-of-use assets	5,813	6,559
Property and equipment, net	2,797	3,259
Other assets	631	625
Total assets	$108,811	$151,527

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,819	$2,517
Accrued liabilities	12,064	16,842
Operating lease liabilities, current	3,351	3,229
Finance lease liabilities, current	4	10
Deferred revenue from customers, current	1,326	1,224
Deferred revenue from collaborations, current	-	84
Total current liabilities	23,564	23,906
Operating lease liabilities, net of current portion	6,279	7,668
Finance lease liabilities, net of current portion	203	231
Warrant liability	11,490	27,596
Long term liability	46	46
Total liabilities	41,582	59,447
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively; no shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	-	-
Common stock, $0.0001 par value; 520,000,000 shares and 320,000,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively; 79,785,898 and 75,096,906 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	8	7
Additional paid-in capital	583,326	578,325
Accumulated deficit	(516,599)	(486,797)
Accumulated other comprehensive income	494	545
Total stockholders’ equity	67,229	92,080
Total liabilities and stockholders’ equity	$108,811	$151,527

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue from collaborations	$—	$2,592	$292	$5,175
Revenue from customers	1,061	4,294	1,755	4,434
Operating expenses:
Research and development	21,099	16,781	37,464	34,916
General and administrative	6,376	9,246	13,043	17,752
Total operating expenses	27,475	26,027	50,507	52,668
Loss from operations	(26,414)	(19,141)	(48,460)	(43,059)
Interest and other income, net	31,664	1,107	18,871	2,109
Income (loss) before income tax expense	5,250	(18,034)	(29,589)	(40,950)
Income tax expense	(189)	(757)	(213)	(796)
Net income (loss)	5,061	(18,791)	(29,802)	(41,746)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	18	(2)	(51)	96
Other comprehensive income (loss)	18	(2)	(51)	96
Comprehensive income (loss)	$5,079	$(18,793)	$(29,853)	$(41,650)
Net income (loss) per share, basic and diluted	$0.03	$(0.43)	$(0.19)	$(0.97)
Weighted average shares of common stock, basic	156,444,408	43,215,478	156,299,282	43,063,615
Weighted average shares of common stock, diluted	156,647,917	43,215,478	156,299,282	43,063,615

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance as of March 31, 2024	75,668,521	$7	$580,973	$(521,660)	$476	$59,796
Issuance of common stock upon exercise of stock options	-	-	-	-	-	-
Issuance of common stock related to ESPP purchase	560,971	-	297	-	-	297
Issuance of common stock upon exercise of pre-funded warrants	3,556,406	1	-	-	-	1
Stock-based compensation expense related to employee stock awards	-	-	1,918	-	-	1,918
Stock-based compensation expense related to employee stock purchases	-	-	138	-	-	138
Vesting of early exercised common stock options	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	18	18
Net income	-	-	-	5,061	-	5,061
Balance as of June 30, 2024	79,785,898	$8	$583,326	$(516,599)	$494	$67,229

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance as of December 31, 2023	75,096,906	$7	$578,325	$(486,797)	$545	$92,080
Issuance of common stock upon exercise of stock options	-	-	-	-	-	-
Issuance of common stock related to ESPP purchase	560,971	-	297	-	-	297
Issuance of common stock upon exercise of pre-funded warrants	4,125,531	1	-	-	-	1
Issuance of common stock from RSU vesting	2,490	-	-	-	-	-
Stock-based compensation expense related to employee stock awards	-	-	4,417	-	-	4,417
Stock-based compensation expense related to employee stock purchases	-	-	287	-	-	287
Other comprehensive loss	-	-	-	-	(51)	(51)
Net loss	-	-	-	(29,802)	-	(29,802)
Balance as of June 30, 2024	79,785,898	$8	$583,326	$(516,599)	$494	$67,229

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (loss)	Equity

Balance as of March 31, 2023	42,940,089	$4	$506,320	$(422,073)	$499	$84,750
Issuance of common stock related to ESPP purchase	562,493	-	461	-	-	461
Stock-based compensation expense related to employee stock awards	-	-	2,975	-	-	2,975
Stock-based compensation expense related to employee stock purchases	-	-	222	-	-	222
Vesting of early exercised common stock options	-	-	20	-	-	20
Other comprehensive loss	-	-	-	-	(2)	(2)
Net loss	-	-	-	(18,791)	-	(18,791)
Balance as of June 30, 2023	43,502,582	$4	$509,998	$(440,864)	$497	$69,635

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance as of December 31, 2022	42,922,980	$4	$502,613	$(399,118)	$401	$103,900
Issuance of common stock upon exercise of stock options	17,109	-	23	-	-	23
Issuance of common stock related to ESPP purchase	562,493	-	461	-	-	461
Stock-based compensation expense related to employee stock awards	-	-	6,478	-	-	6,478
Stock-based compensation expense related to employee stock purchases	-	-	382	-	-	382
Vesting of early exercised common stock options	-	-	41	-	-	41
Other comprehensive income	-	-	-	-	96	96
Net loss	-	-	-	(41,746)	-	(41,746)
Balance as of June 30, 2023	43,502,582	$4	$509,998	$(440,864)	$497	$69,635

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(29,802)	$(41,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments	(936)	(424)
Amortization of right of use assets	746	755
Impairment of right of use assets	-	724
Change in fair value of warrant liability	(16,106)	-
Depreciation expense	538	858
Stock-based compensation including ESPP	4,704	6,860
Changes in operating assets and liabilities:
Other assets	342	4,251
Accounts payable	4,302	(1,496)
Accrued liabilities	(4,778)	(2,202)
Operating lease liabilities	(1,267)	(1,184)
Other liabilities	-	-
Deferred revenue from collaborations	(84)	(4,640)
Deferred revenue from customers	102	2,241
Net cash and cash equivalents used in operating activities	(42,239)	(36,003)
Cash flows from investing activities:
Activities in available-for-sale investments:
Maturities of short-term investments	40,000	45,000
Purchase of short-term investments	(88,573)	(10)
Purchases of property and equipment	(76)	7
Net cash and cash equivalents (used in) provided by investing activities	(48,649)	44,997
Cash flows from financing activities:
Payments on finance lease	(35)	(71)
Proceeds from the ESPP purchase	297	461
Proceeds from the exercise of common stock option	-	23
Net cash and cash equivalents provided by financing activities	262	413
Net (decrease) increase in cash, cash equivalents, and restricted cash	(90,626)	9,407
Cash, cash equivalents, and restricted cash, beginning of period	135,774	81,463
Cash, cash equivalents, and restricted cash, end of period	$45,148	$90,870

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Reconciliation to amounts on the Consolidated Balance Sheets:
Cash and cash equivalents	$45,078	$90,828
Restricted cash	70	42
Total cash, cash equivalents, and restricted cash	$45,148	$90,870

Supplemental disclosures of noncash financing and investing activities:
Mark to market adjustment for available-for-sale investments	$(51)	$96
Acquisition of right of use asset through operating lease obligation	-	1,094
Vesting of early exercised options	-	41

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

Liquidity

The Company has incurred losses and negative cash flows from operations in each fiscal year since its inception. As of June 30, 2024 and December 31, 2023, the Company had an accumulated deficit of $516.6 million and $486.8 million, respectively. Management expects to continue to incur additional substantial losses in future fiscal years in the foreseeable future as a result of its research and development activities.

As of June 30, 2024, the Company has unrestricted cash, cash equivalents and investments of approximately $94.5 million which is available to fund future operations. The Company expects to continue to spend substantial amounts to continue the nonclinical and clinical development of its current and future programs. If the Company is able to gain marketing approval for drug candidates that are being developed, it will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of the Company’s planned and anticipated clinical trials is highly uncertain, the Company cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate the Company may develop.

The Company expects to finance its cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and/or other marketing or distribution arrangements. In addition, the Company may seek additional capital to take advantage of favorable market conditions or strategic opportunities even if the Company believes it has sufficient funds for its current or future operating plans. Based on the Company’s research and development plans, the Company expects its existing unrestricted cash, cash equivalents and investments, will enable it to fund its operations for at least 12 months following the date the condensed consolidated financial statements are issued. However, the Company’s operating plan may change as a result of many factors currently unknown, and the Company may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty the Company’s future expenses given the dynamic nature of its business and the macro-economic environment generally.

The Company’s ability to raise additional funds depends on financial, economic and other factors, many of which are beyond its control. For example, if there is a disruption of global financial markets, the Company could be unable to access additional capital, which could negatively affect its ability to consummate certain corporate development transactions or other important, beneficial or opportunistic investments. If additional funds are not available to the Company when needed, on terms that are acceptable to the Company, or at all, the Company may be required to: delay, limit, reduce or terminate nonclinical studies, clinical trials or other research and development activities or eliminate one or more of its development programs altogether; or delay, limit, reduce or terminate its efforts to establish manufacturing and sales and marketing capabilities or other activities that may be necessary to commercialize any future approved products, or reduce the Company’s flexibility in developing or maintaining its sales and marketing strategy.

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

Unaudited interim financial information

The accompanying consolidated balance sheet as of June 30, 2024, the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023, the consolidated statements of stockholders’ equity for the three and six months ended June 30, 2024 and 2023, and the consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 are unaudited. The unaudited consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of June 30, 2024 and the consolidated results of its operations and cash flows for the six months ended June 30, 2024 and 2023. The consolidated financial data and other information disclosed in these notes related to the three and six months ended June 30, 2024 and 2023 are unaudited. The consolidated results for the three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

Significant accounting policies and estimates

No material changes were made to the Company’s significant accounting policies disclosed in Note 2, Summary of significant accounting policies, in its Annual Report on Form 10-K, filed with the SEC on March 12, 2024, for the year ended December 31, 2023.

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

The Company has considered all recent accounting pronouncements issued, but not yet effective, and does not expect any to have a material effect on the Company’s condensed consolidated financial statements other than those discussed in its Annual Report on Form 10-K, filed with the SEC on March 12, 2024, for the year ended December 31, 2023.

3.
Property and equipment

The components of property and equipment as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024	December 31, 2023
Leasehold improvements	$6,101	$6,101
Lab equipment	5,905	5,830
Computer equipment	1,051	1,051
Furniture and office equipment	732	732
Vehicles and equipment	296	296
Asset under construction	4	4
Total, at cost	14,089	14,014
Accumulated depreciation	(11,292)	(10,755)
Total, net	$2,797	$3,259

Depreciation expense was $0.3 million and $0.5 million, respectively, for the three and six months ended June 30, 2024 and $0.4 million and $0.9 million for the three and six months ended June 30, 2023, respectively. Finance leases are also included in property and equipment as vehicles and lab equipment on the condensed consolidated balance sheets.

4.
Investments

As of June 30, 2024, amortized cost, gross unrealized gains and losses, and estimated fair values of total fixed-maturity securities were as follows (in thousands):

June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. Treasury bonds	$49,510	$-	$(51)	$49,458

As of December 31, 2023, the Company did not hold any available for sale securities.

Changes in fair value are related to changes in market interest rates. The Company expects to collect all contractual principal and interest payments.

The following is a summary of maturities of securities available-for-sale as of June 30, 2024 (in thousands):

	Available-for-sale
	Amortized Cost	Estimated Fair Value
Amounts maturing in:
One year or less	$49,510	$49,458
Total investments	$49,510	$49,458

The Company recorded interest income of $0.3 million and $0.9 million for the three and six months ended June 30, 2024, respectively, and $1.0 million and $1.7 million for the three and six months ended June 30, 2023, respectively, as a component of interest and other income (expense), net on the Company’s condensed consolidated statements of operations and comprehensive income (loss).

5.
Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued compensation	$3,599	$6,673
Accrued payables	5,758	7,144
Other	2,707	3,025
Total	$12,064	$16,842

6. Capital stock

Common stock

On October 20, 2020, the Company amended its certificate of incorporation to increase the total shares of common stock authorized for issuance to 320,000,000 and decrease the total shares of preferred stock authorized for issuance to 10,000,000 with a par value of $0.0001 per share. 300,000,000 shares of the common stock were designated as “Voting Common Stock” and 20,000,000 shares of the common stock were designated as “Non-Voting Common Stock”.

On June 27, 2024, the Company amended its certificate of incorporation to increase the total shares of voting common stock authorized for issuance from 300,000,000 to 500,000,000.

The holders of shares of voting common stock are entitled to one vote for each share of common stock at all meetings of stockholders.

7.
Common Warrants and Pre-Funded Warrants

In October 2023, the Company completed a private investment in public equity (PIPE) offering and entered into a securities purchase agreement (the Securities Purchase Agreement) with certain institutional and accredited investors, pursuant to which the Company agreed to offer, issue and sell to these investors 31,429,266 shares of common stock, par value $0.0001 per share (the Common Stock), pre-funded warrants to purchase an aggregate of 81,054,686 shares of Common Stock (the Pre-Funded Warrants), and warrants to purchase an aggregate of 56,241,973 shares of Common Stock (the Common Warrants, and together with the Pre-Funded Warrants, the Warrants). Each Pre-Funded Warrant has an exercise price of $0.0001 per share of common stock, was immediately exercisable and is exercisable until exercised in full. Each accompanying Common Warrant has an exercise price of

$0.7568 per share of common stock, is immediately exercisable and will expire on October 25, 2030. The closing of the offering occurred on October 25, 2023. The Company received gross proceeds of $92.1 million, and after deducting the placement agent fees and expenses and offering costs, net proceeds were $86.2 million.

The Company measured the fair value of the Common Stock and the Pre-Funded Warrants based on the $0.7568 per share purchase price stated in the Securities Purchase Agreement. The Company measured the fair value of the Common Warrants using the Black-Scholes option pricing model.

The Company used the with-and-without method to allocate the net proceeds received from the sale of the Common Stock, the Pre-Funded Warrants, and the Common Warrants on the Consolidated Balance Sheets as follows:

As of October 25, 2023

Common Stock	$18,641
Pre-Funded Warrants	48,079
Common Warrants	25,427
Total	$92,147

The following table summarizes information about shares issuable under the Pre-Funded Warrants outstanding at June 30, 2024:

Pre-funded warrant shares outstanding

Outstanding at January 1, 2024	81,054,686
Issued	-
Exercised	(4,125,531)
Outstanding at June 30, 2024	76,929,155
Exercisable at June 30, 2024	76,929,155

The following table sets forth a summary of the activities of the Company’s warrant liability, which represents a recurring measurement that is classified with Level 3 of the fair value hierarchy wherein the fair value is estimated using significant unobservable inputs:

Common warrant liability

Beginning liability as of January 1, 2024	$27,596
Common warrants issued	-
Change in fair value of liability	(16,106)
Ending liability as of June 30, 2024	$11,490

The fair value of the Common Warrants was measured using the Black Scholes option pricing model and will be remeasured each reporting period, and the change in fair value will be recorded in earnings. The assumptions that the Company used to determine the fair value at issuance and the reporting date of the Common Warrants granted to participants were as follows:

	June 30, 2024	December 31, 2023

Expected term (in years)	6.33	6.83
Risk-free interest rate	4.27%	3.88%
Dividend yield	-	-
Volatility	77.54%	82.80%

The following table summarizes information about shares issuable under the Common Warrants outstanding at June 30, 2024:

Common warrant shares outstanding

Outstanding at January 1, 2024	56,241,973
Issued	-
Exercised	-
Outstanding at June 30, 2024	56,241,973
Exercisable at June 30, 2024	56,241,973

8.
Stock-based compensation

Stock options

During the three and six months ended June 30, 2024, the Company’s stock option compensation expense was approximately $1.9 million and $4.4 million, respectively, and during the three and six months ended June 30, 2023, the Company’s stock option compensation expense was approximately $3.0 million and $6.5 million, respectively. There was no recognized tax benefit in either of the periods. As of June 30, 2024, the unamortized expense balance was $7.1 million, to be amortized over a weighted average period of 1.95 years.

Stock option activity during the six months ended June 30, 2024 is as follows:

	Shares subject to options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)

Outstanding as of January 1, 2024	10,376,838	$6.38	6.9	$—
Granted	3,183,515	1.03
Replacement options from Exchange	1,906,153	0.96
Exercised	—	—		—
Forfeited or Expired	(1,544,211)	6.73
Cancelled options from Exchange	(3,880,332)	10.43
Outstanding as of June 30, 2024	10,041,963	2.04	8.20	—
Options vested and expected to vest as of June 30, 2024	10,041,963	2.04	8.20	—
Options vested and exercisable as of June 30, 2024	3,436,608	3.70	5.97	—

The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2024 was $0.30 and $0.74 per share, respectively, and during the three and six months ended June 30, 2023 was $0.79 and $0.93 per share, respectively.

Option exchange

In January 2024, the Company commenced a stock option exchange program (the Exchange Offer) pursuant to which eligible employees were provided the opportunity to exchange eligible stock options for a number of new replacement option grants at the exchange ratio of one replacement option for every 1.4 eligible options tendered for those priced between $2.10 to $11.85, and one replacement option for every 3.4 eligible options tendered for those priced over $11.86. The Exchange Offer concluded in February 2024.

In connection with the Exchange Offer, the Company canceled 3,880,332 eligible options and granted 1,906,153 replacement options. The exchange of these options was accounted for as a modification of share-based compensation awards. The Company recognized $3.0 thousand of unamortized compensation cost related to the canceled options as well as the incremental compensation cost associated with the replacement options over their one year vesting term.

Restricted stock units

During the three and six months ended June 30, 2024, the Company recorded zero and $0.1 million of stock-based compensation expense related to restricted stock units. During the three and six months ended June 30, 2023, the Company did not record any stock-based compensation expense related to restricted stock awards. As of June 30, 2024, the unamortized expense balance was $43 thousand, to be amortized over a weighted average period of 3.0 years.

Restricted stock activity during the six months ended June 30, 2024 is as follows:

	Number of Awards	Weighted- Average Grant Date Fair Value	Aggregate Fair Value (in thousands)

Issued and unvested as of January 1, 2024	134,120	$0.84	$113
Restricted stock awards granted	22,950	1.13	26
Restricted stock awards vested	(2,490)	0.84	(2)
Issued and unvested as of June 30, 2024	154,580	$0.88	$137

During the six months ended June 30, 2024 and 2023, the Company did not issue shares of common stock, upon exercise of unvested stock options or purchases for unvested restricted stock awards.

Employee stock purchase plan

During the three and six months ended June 30, 2024, the Company recorded total stock-based compensation expense related to the employee stock purchase plan of $0.1 million and $0.3 million, respectively. During the three and six months ended June 30, 2023, the Company recorded total stock-based compensation expense related to the employee stock purchase plan of $0.2 million and $0.4 million, respectively. During the six months ended June 30, 2024 and 2023, 560,971 and 562,493 purchases of awards under this plan were made, respectively.

Stock-based compensation expense was allocated as follows for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Research and development	$1,194	$1,572	$2,634	$3,743
General and administrative	862	1,625	2,070	3,117
Total	$2,056	$3,197	$4,704	$6,860

9.
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

The following tables present the fair value of the Company’s financial instruments that are measured or disclosed at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of June 30, 2024
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$45,078	$-	$-
Available for sale securities	49,458	-	-
Liabilities:
Warrant liability	-	-	(11,490)
	$94,536	$-	$(11,490)

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$135,704	$-	$-
Liabilities:
Warrant liability	-	-	(27,596)
	$135,704	$-	$(27,596)

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

The Company has agreed to pay Emory up to an aggregate of $125.0 million upon the achievement of specified development, regulatory, and commercial milestones, and all ongoing patent costs. During the three and six months ended June 30, 2024 and 2023, the Company had no expenses related to milestone payments. The Company also agreed to pay Emory tiered single-digit royalties on worldwide annual net sales of licensed products, on a quarterly basis and calculated on a product-by-product basis. With respect to licensed products containing any of a specified subset of the licensed compounds, such royalties range from a mid-single digit to a high-single digit percentage rate. With respect to licensed products which do not contain such compounds, the royalties span a range of percentage rates within the mid-single digits if a Phase 1 clinical trial is initiated for the product within three years of the effective date of the Emory License Agreement, and range from a low-single digit to a mid-single digit rate if a Phase 1 clinical trial is initiated more than three years after the effective date. During the three and six months ended June 30, 2024 and 2023, the Company made no payments associated with royalties and recognized no expense or accruals.

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

The Company is obligated to make payments to Luxna, in aggregate, totaling up to but no more than $55.5 million upon the achievement of specified development, regulatory, and commercial milestones. During the three and six months ended June 30, 2024 and 2023, the Company recognized no expenses related to milestone payments. The Company is also required to pay Luxna a low-single digit royalty percentage on net sale of applicable products, if any. During the three and six months ended June 30, 2024 and 2023, the Company made no payments associated with royalties.

Agreement with Katholieke Universiteit Leuven (KU Leuven)

On June 25, 2020, the Company entered into a Research, Licensing and Commercialization Agreement (KU Leuven Agreement) with KU Leuven, under which the Company is collaborating with KU Leuven’s Rega Institute for Medical Research, as well as its Centre for Drug Design and Discovery, to research and develop potential protease inhibitors for the treatment, diagnosis or prevention of coronaviruses, including of SARS-CoV-2. Unless terminated earlier by either party in accordance with provisions in the agreement, the collaboration period will terminate at the earlier of completion of all collaboration activities or 2.5 years. In connection with the KU Leuven Agreement, KU Leuven and the Company granted each other exclusive cross-licenses to use certain know-how and existing patents of the other party as well as certain joint know-how and joint patents to carry out research and development collaboration activities during the collaboration period. As of December 2022, the original collaboration period has expired. An amendment to the agreement was agreed in July 2023 to include a new collaboration plan. KU Leuven granted to the Company an exclusive (including as to KU Leuven), worldwide license under certain of KU Leuven’s know-how and existing patents, and certain joint patents and joint know-how, to manufacture and commercialize the licensed products for the treatment, diagnosis or detection of viral infections in humans. KU Leuven reserved the right to use all KU Leuven knowhow, existing KU Leuven patents, joint patents and joint know-how for academic and non-commercial research and teaching purposes. As consideration for this license, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to but no more than $30.0 million upon the achievement of certain commercial sales milestones. For each licensed product developed through KU Leuven and the Company’s collaborative effort, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to $32.0 million upon the achievement of certain development and regulatory milestones. The Company is also required to pay KU Leuven a low-to-mid-single digit royalty percentage, subject to certain adjustments, on net sales of applicable products, if any. The Company is also required to pay a revenue share to KU Leuven should the program be partnered with an external party. Unless terminated earlier by either party, the agreement shall continue until the expiration of the last to expire royalty term, which is the later of the expiration or termination of the last valid patent claim covering the manufacture, use, sale or importation of the licensed product in a particular country or 10 years after the first commercial sale of a licensed product. During the three and six months ended June 30, 2024, the Company made no payments of royalties or milestones.

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

In February 2023, Merck provided to the Company written notice of termination for one of the targets in the collaboration. In May 2024, Merck provided to the Company written notice of termination for the second of the targets in the collaboration.

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

During the three months ended June 30, 2024 and 2023, the Company recognized $0.3 million and $5.2 million, respectively, in revenue from collaborative arrangements related to upfront payments. During the three and six months ended June 30, 2024 and 2023, the Company recognized no revenue from collaborative arrangements related to milestone payments. The unrecognized portion of the upfront payments received during the three and six months ended June 30, 2024 and 2023 is recorded on the consolidated balance sheets as “Deferred revenue from collaborations”.

Changes in deferred revenue balances arose as a result of the Company recognizing the following revenue from collaborative arrangements during the periods below (in thousands):

	As of June 30,
	2024	2023

Deferred revenue from collaborations as of January 1	$84	$8,743
Consideration received in the period	208	535
Revenue from collaborations recognized in the period	(292)	(5,175)
Deferred revenue from collaborations as of June 30	-	$4,103

Government Grants

In 2022, the Company was awarded a grant of $1.1 million by the National Institute of Health (NIH) for research to target coronaviruses. The grant is for multiple years with the amount updated after each year of progress through 2025, subject to the annual reapplication and approval by the NIH. In 2023, the approved grant awarded was an additional $1.4 million. In 2024, the approved grant awarded was an additional $1.5 million.

In 2023, the Company was awarded a contract of $8.5 million by the National Institute of Allergies and Infectious Diseases (NIAID) for research to target coronaviruses. In March 2024, the Company entered into an amendment to the above contract and was awarded an additional $1.3 million, making the total contract value $9.8 million. The contract ends in early 2026.

U.S. GAAP does not contain authoritative accounting standards for grants or contracts provided by governmental entities to a for-profit entity. Absent authoritative accounting standards, interpretative guidance issued and commonly applied by financial statement preparers allows for the selection of accounting policies amongst acceptable alternatives. The Company determined it most appropriate to account for grants by analogy to International Accounting Standards 20 (IAS 20), Accounting for Government Grants and Disclosure of Government Assistance. Under this model, reimbursements the Company receives from the U.S. government for qualifying expenditures under the NIH grant will be recognized in earnings as a reduction to Research and development expense when there is reasonable assurance that the Company will receive the grant. IAS 20 does not define “reasonable assurance”; however, based on certain interpretations, it is analogous to “probable” as defined in FASB ASC 450-20-20 under U.S. GAAP, which is the definition the Company has applied. The grants and contracts will be recognized in earnings as a reduction of the related expenses.

11.
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

Agreement with Amoytop

In May 2023, the Company and Xiamen Amoytop Biotech Co., Ltd (Amoytop) entered into an exclusive Development Agreement and Research Collaboration Agreement with a focus on nucleic acid technology for HBV treatment, with the Company granting to Amoytop an exclusive option to enter into an exclusive license to develop and commercialize such compounds. Under the terms of the agreement, the Company received an upfront payment of $7.0 million, less withholding taxes of $1.1 million from Amoytop. With respect to the agreement, the Company will be eligible for up to $109.0 million in development and commercialization milestones as well as tiered royalties on net sales. These potential payments consist of (i) potential development milestones (such as for the commencement of a Good Laboratory Practice toxicology study for a collaboration compound, approval of IND by regulatory authority, initiation of Phase 2 and 3 clinical trials, and regulatory approval of a licensed product), and (ii) sales-based milestones.

In May 2024, the Company and Amoytop entered into a nine month extension to the Development Agreement and Research Collaboration Agreement, covering work performed through January 2025. Under the terms of the agreement, the Company received an upfront payment of $1.5 million.

The Company determined that the Amoytop agreement and extension falls within the scope of ASC 606, Revenue from Contracts with Customers (ASC 606). The agreement did not fall under the ASC 808 guidance due to Amoytop and the Company not being joint active participants, and both parties not having significant risks and rewards. Management of the Company determined that there were three performance obligations for the agreement given the deliverables are distinct. The Company evaluated the standalone selling price for each obligation based on available data for similar arrangements. The Company evaluated the performance obligations and determined the provision of R&D services for the collaboration compound performance obligation will be satisfied over time, the research license including data and know-how has been satisfied, and the provision of materials will be satisfied upon delivery. Given the nature of the arrangement, the Company believes that the satisfaction of its performance obligations is best measured by the progress of its efforts as it relates to the performance of the R&D services. As such, the Company has used an input method based on costs incurred to recognize revenue associated with the upfront payments, and the Company recognizes revenue over time based on the costs incurred. The effect of any updates to the estimated overall costs are recorded as a change in estimate. In addition, variable consideration (e.g., milestone payments) were evaluated based on the Company’s analysis that the possibility of achieving any of the milestone payments is remote, and therefore determined to be constrained and excluded from the transaction price. Similarly, the Company accounts for the future royalties under the sales-based royalty exception in ASC 606-10-55-65 through 55-65B therefore they are not considered in the transaction price and expected to be recognized when future sales occur since that is expected to occur after the performance obligation has been fully satisfied.

During the three months ended June 30, 2024 and 2023, the Company recognized $1.8 million and $4.4 million, respectively, in revenue from customers related to upfront payments. During the three months ended June 30, 2024 and 2023, the Company recognized no revenue from customers related to milestone payments. The unrecognized portion of the upfront payments received during the three months ended June 30, 2024 and 2023 is recorded on the consolidated balance sheets as “Deferred revenue from customers”.

Changes in deferred revenue balances arose as a result of the Company recognizing the following revenue from customers during the periods below (in thousands):

	As of June 30,
	2024	2023

Deferred revenue from customers as of January 1	$1,224	$700
Consideration received in the period	1,857	6,676
Revenue from customers recognized in the period	(1,755)	(4,434)
Deferred revenue from customers as of June 30	$1,326	$2,942

12.
Commitments and contingencies

From time to time, the Company may have certain contingent liabilities, including legal matters that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Contingent liabilities requiring accrual were appropriately accrued as of June 30, 2024 and December 31, 2023. The Company enters into contracts in the normal course of business that includes arrangements with clinical research organizations, vendors for preclinical research and vendors for manufacturing. These agreements generally allow for cancellation with notice. As of June 30, 2024, the Company had no material non-cancellable purchase commitments.

13.
Income taxes

The Company recorded income tax expense of $213.0 thousand for the six months ended June 30, 2024, primarily related to the Company's international operations.

The Company has a history of losses in prior fiscal years and projects losses for the full year 2024. The Company continues to maintain a full valuation allowance on its net deferred tax assets.

14.
Net income (loss) per share

The following table summarizes the computation of basic and diluted net income (loss) per share of the Company (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income (loss)	$5,061	$(18,791)	$(29,802)	$(41,746)
Weighted average common stock outstanding	156,444,408	43,215,478	156,299,282	43,063,615
Common shares issuable	203,509	-	-	-
Weighted average common stock outstanding, assuming dilution	156,647,917	43,215,478	156,299,282	43,063,615
Net income (loss) per share - basic	$0.03	$(0.43)	$(0.19)	$(0.97)
Net income (loss) per share - diluted	$0.03	$(0.43)	$(0.19)	$(0.97)

The Company’s potentially dilutive securities, which include options to purchase common stock, unvested restricted stock and warrants to purchase common stock, have been excluded from the computation of diluted net income (loss) per share as the effect would be to reduce the net income (loss) per share. Therefore, the weighted-average number of shares of Common Stock outstanding used to calculate both basic and diluted net income (loss) per share is the same. The Company excluded the following potential shares of Common Stock, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Options to purchase common stock	9,798,963	10,506,661	10,041,963	10,506,661
Unvested restricted stock	40,405	-	154,580	-
Warrants to purchase common stock	56,241,973	-	56,241,973	-
	66,081,341	10,506,661	66,438,516	10,506,661

15.
Subsequent events

In preparing the interim financial statements for the three and six months ended June 30, 2024, the Company evaluated subsequent events for recognition and measurement purposes during which time the following events has occurred that require disclosure:

Amoytop agreement

In July 2024, the Company and Amoytop entered into a clinical trial collaboration and supply agreement whereby Amoytop has agreed to sponsor and perform a Phase 1b exploratory clinical study evaluating the efficacy and safety of ALG-000184 in combination with PEGBING® (Mipeginterferon alfa-2b) in CHB patients in China. The clinical study is expected to begin after approval (if any) by the National Medical Products Administration in China.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel therapeutics to address unmet medical needs in liver diseases and viral infections, including in the areas of metabolic dysfunction associated steatohepatitis (MASH), chronic hepatitis B (CHB) and coronavirus infections (e.g., SARS-CoV-2, SARS-CoV, MERS-CoV, and other related infections). The Aligos team has a demonstrated track record of success in drug development and medicinal chemistry in liver and viral diseases, resulting in three potential best-in-class drug candidates, all of which are currently in clinical studies.

Our pipeline of drug candidates includes ALG-055009 for MASH, ALG-000184 for CHB, ALG‑097558 for coronavirus infections, and we also have a portfolio of preclinical programs. ALG-055009 is our potential best-in-class thyroid hormone receptor beta (THR-β) agonist for MASH with enhanced pharmacologic properties vs. competitor THR-β agonists. Phase 1 data demonstrated linear pharmacokinetics (PK) with low variability, a well-tolerated safety profile, and expected thyromimetic effects. Phase 2a enrollment was completed in May 2024 and topline data are expected in the early fourth quarter of 2024. ALG-000184 is our potential best-/first-in-class CAM-E for CHB with enhanced pharmacologic properties vs. competitor CAM-E drugs and has demonstrated greater HBV DNA suppression compared to the standard of care, nucleos(t)ide analogs (NAs), as well as multi-log10 reductions in viral antigens. Dosing with ALG‑000184 is ongoing in 96-week Phase 1b cohorts with interim readouts expected throughout the year that will be presented at upcoming scientific conferences.

MASH

Our primary area of focus is MASH, a complex, chronic liver disease which is a leading cause of liver-related morbidity including cirrhosis, hepatocellular carcinoma, liver transplant, and end-stage liver disease. The FDA recently approved the first drug for the treatment of MASH, resmetirom, a THR-β agonist, but a need remains for better therapies due to resmetirom’s sub-optimal risk-benefit profile, particularly its likely sub-maximal efficacy. To achieve this, we have purpose-built ALG-055009 to have increased potency (~50-fold greater vs. resmetirom in head-to-head in vitro studies) and ß selectivity as well as enhanced pharmacologic properties to deliver a better PK profile; we believe all of these advantages make ALG-055009 well positioned to be a potential best-in-class THR-β agonist.

ALG-055009 completed evaluation in a Phase 1 study in healthy volunteers (HVs) (oral single ascending doses (SAD)) and in subjects with hyperlipidemia (14 oral daily doses). Clinical data after single doses up to 4 mg and multiple doses up to 1 mg showed that ALG‑055009 was well tolerated, had dose proportional PK with low intersubject variability, and demonstrated expected thyromimetic effects (i.e., generally dose proportional increases in sex hormone binding globulin and decreases in various atherogenic lipids and thyroid hormones). In this same study, we also evaluated relative bioavailability where we showed the soft gelatin capsules being used in current studies deliver similar exposures compared to the solution used in Phase 1 studies; we observed low intersubject PK variability and there was no evidence of a meaningful food effect. Based on these promising Phase 1 data, we initiated the Phase 2a HERALD study (NCT06342947) at sites across the United States. The study is a 12-week randomized, placebo-controlled trial evaluating 4 doses (0.3 mg, 0.5 mg, 0.7 mg, and 0.9 mg) of ALG-055009 vs. placebo in approximately 100 subjects with presumed liver fibrosis at stages 1-3 (F1-F3) with MASH. In addition to collecting safety and PK data, this study is also designed to assess multiple efficacy biomarkers, which include MRI-PDFF and other non-invasive tests previously shown to be impacted by treatment with THR‑ß agonists. We anticipate announcing topline safety and 12-week MRI-PDFF data from this study in the early fourth quarter of 2024.

In addition to our small molecule THR‑ß program, we also have an oligonucleotide program for MASH, which is currently in the preclinical stage of development.

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

We have completed the initial Phase 1a study in HVs for our CAM-E, ALG‑000184, and a Phase 1b dose ranging study evaluating the safety, PK and antiviral activity of 10-300 mg doses of ALG‑000184 for 28 days among untreated HBV e-antigen

(HBeAg) positive/negative CHB subjects. For these studies, ALG‑000184 was found to be well tolerated with a favorable PK profile and demonstrated potentially best-in-class multi-log10 HBV DNA and RNA reductions at all doses tested, as well as HBV surface antigen (HBsAg) reductions in a subset of HBeAg positive subjects receiving 300 mg ALG‑000184 (Hou et. al, AASLD 2022). Based on the favorable profile after dosing up to 300 mg ALG‑000184 x 28 days, additional Phase 1b cohorts are currently ongoing and evaluating the risk-benefit profile of up to 300 mg doses of ALG‑000184 with or without entecavir (ETV) therapy for up to 96 weeks in HBeAg positive/negative CHB subjects. Preliminary data have been presented for several of these cohorts (Agarwal et al., EASL 2024, Yuen et al., EASL 2024) and indicate that ALG‑000184 dosed for up to 72 weeks was well tolerated with a favorable PK profile and potentially best-in-class antiviral activity.

Data from ≤72 weeks following an oral daily dose of 300 mg ALG-000184 monotherapy demonstrated sustained HBV DNA suppression (<LLOQ <10 IU/mL) in 9/10 (90%) HBeAg-positive CHB subjects. This monotherapy arm also showed that as HBeAg declined to near undetectability in this patient population, anti-HBe antibody (HBeAb) levels exhibited a positive increasing trend. Data from ≤60 weeks who received a daily single dose of 300 mg ALG-000184 monotherapy demonstrated complete suppression of HBV DNA (<LLOQ 10 IU/mL) and RNA (<LLOQ 10 copies/mL) for all 11 HBeAg-negative CHB subjects (100%), with reduction in HBcrAg levels indicating inhibition of HBV replication, as well as inhibition of cccDNA establishment/replenishment. In both patient populations, ALG-000184 continued to be well tolerated with no viral breakthrough.

Compared to Phase 3 studies with the current standard of care NAs, tenofovir disproxil fumarate (TDF) and tenofovir alafenamide (TAF) (Buti et al., Lancet Gastro, 2016), these Phase 1b data indicate that ALG‑000184 treatment may result in a substantially higher proportion of subjects with HBV DNA levels < LLOQ (10 IU/mL) at Week 48, which is the approvable endpoint for chronic suppressive therapy in HBV (FDA Guidance, Chronic Hepatitis B Virus Infection: Developing Drugs for Treatment Guidance for Industry, April 2022 – Section III.B.1.a). We recently received supportive feedback from the FDA regarding chronic suppressive therapy with ALG-000184. Subsequent clinical studies of ALG‑000184 can be conducted to show superiority to standard of care with the proportion of subjects with HBV DNA levels < LLOQ (10 IU/mL) at Week 48, as the primary approvable endpoint. Additionally, in combination with other mechanisms of action such as those in our CHB portfolio, ALG-000184 may lead to higher rates of functional cure. Dosing of HBeAg positive/negative subjects with ALG‑000184 ± ETV in ongoing cohorts will continue throughout 2024 and interim safety, PK, and antiviral activity data will be presented at scientific conferences throughout the year.

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

We are also exploring ways to boost immune responses via small molecule inhibitors of the Programmed Cell Death Ligand 1 (PD-L1) transmembrane protein and its interaction with Programmed Cell Death Protein 1 (PD-1). We have rationally designed these T cell activating drug candidates to partition preferentially to the liver and thereby potentially mitigate systemic toxicity with the goal to develop better tolerated PD-1/PD-L1 inhibitors for CHB patients. Lead molecules developed to date show similar in vivo efficacy in tumor models to approved PD-1/PD-L1 antibodies. Our small molecule lead compounds also demonstrate greater PD-L1 target occupancy at a lower dose in a humanized PD-L1 subcutaneous tumor model compared to competitor small molecule PD-L1 inhibitors. We have recently selected two lead molecules and have completed scale-up to enable further advancement towards clinical development.

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

ALG‑097558 has been shown to be at least 6-fold more potent than nirmatrelvir and other PIs in clinical development against a panel of SARS-CoV-2 variants (including Omicron). It also has demonstrated broad pan-coronavirus activity, including against SARS-CoV and MERS-CoV. Single doses up to 2000 mg and multiple doses up to 800 mg Q12 for 7 days have been well tolerated with an acceptable PK profile that indicates ritonavir boosting is not required. Based on these Phase 1 data (Wilkes et al, ESCMID, 2024), the projected efficacious dose range to treat SARS-CoV-2 is 200-600 mg ALG-097558 Q12 x 5 days. Future development of ALG-097558, including ongoing Phase 2 enabling activities, will be funded by external sources, including public funding sources as described below.

Preclinical activities for our coronavirus program were partially funded through a grant from the National Institutes of Health (NIH) and the National Institute of Allergy and Infectious Diseases (NIAID) Antiviral Drug Discovery (AViDD) Centers for Pathogens of Pandemic Concern program through the Metropolitan AntiViral Drug Accelerator (MAVDA) consortium. Specific clinical and nonclinical studies for the ALG-097558 program and the follow up compound, are now also being funded with federal funds from the NIAID, NIH, Department of Health and Human Services, under Contract No. 75N93023C00052. We filed an IND in the third quarter of 2024 and clinical studies in special populations are planned to be initiated in the second half of 2024 through the end of 2025 as part of this NIAID contract. We expect to receive approximately $13.8 million in funds across these two NIH awards and contracts to support these activities. We are also presently seeking additional external funding (e.g., from governmental agencies) to support future studies (e.g., Phase 2) as we advance ALG-097558 for the treatment of COVID-19 and future coronavirus pandemics.

We have incurred net losses and negative cash flows from operations in each year since our formation in February 2018. Our net losses were $29.8 million and $41.7 million for the six months ended June 30, 2024 and 2023, respectively, and our net losses were $87.7 million for the year ended December 31, 2023. We have had no revenue from product sales. As of June 30, 2024, we had an accumulated deficit of $516.6 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. Our net operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of our clinical trials and nonclinical studies and our other research and development expenses. We have no internal manufacturing capabilities or sales force and outsource a substantial portion of our clinical trial work to third parties.

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

We track direct external research and development expenses on a program-specific basis (metabolic dysfunction-associated steatohepatitis, chronic hepatitis B, coronaviruses and early-stage programs). The following table summarizes these research and development costs, in thousands:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Direct research and development expenses by development program:
Metabolic dysfunction-associated steatohepatitis program	$7,334	$1,119	$10,444	$2,624
Chronic Hepatitis B program	2,461	2,608	4,635	4,599
Coronaviruses program	1,803	1,794	3,068	4,269
Other early-stage programs	1,070	1,429	1,983	3,238
Total direct research and development expenses	12,668	6,950	20,130	14,730
Total indirect research and development expenses	8,431	9,831	17,334	20,186
Total research and development expense	$21,099	$16,781	$37,464	$34,916

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

Interest and other income, net

Interest and other income, net comprises interest income, net and other income, net. Interest income, net primarily consists of interest earned on our cash, cash equivalents, and investments. Other income, net consists primarily of the change in fair value of our common warrant liability, investments and foreign currency gains/losses.

Results of Operations

Comparison of the three and six months ended June 30, 2024 and 2023

Revenue and Operating expenses

The following table summarizes our operating expenses for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2024	2023	($)%		2024	2023	($)%

Revenue from collaborations	$-	$2,592	$(2,592)	-100%	$292	$5,175	$(4,883)	-94%
Revenue from customers	1,061	4,294	(3,233)	-75%	1,755	4,434	(2,679)	-60%
Operating expenses:
Research and development	21,099	16,781	4,318	26%	37,464	34,916	2,548	7%
General and administrative	6,376	9,246	(2,870)	-31%	13,043	17,752	(4,709)	-27%
Total operating expenses	27,475	26,027	1,448	6%	50,507	52,668	(2,161)	-4%
Loss from operations	(26,414)	(19,141)	(7,273)	38%	(48,460)	(43,059)	(5,401)	13%
Interest and other income, net:
Interest income, net	319	955	(636)	-67%	899	1,703	(804)	-47%
Other income, net	31,345	152	31,193	20522%	17,972	406	17,566	4328%
Total interest and other income, net	31,664	1,107	30,557	2760%	18,871	2,109	16,762	796%
Income (loss) before provision for income taxes	5,250	(18,034)	23,284	-129%	(29,589)	(40,950)	11,361	-28%
Income tax expense	(189)	(757)	568	-75%	(213)	(796)	583	-73%
Net income (loss)	5,061	(18,791)	23,852	-127%	(29,802)	(41,746)	11,944	-29%

Revenue from collaborations

Revenue from collaborations decreased by $2.6 million and $4.9 million, respectively, for the three and six months ended June 30, 2024, when compared to the same period in 2023. The decrease was primarily due to the completion of the Amended Agreement with Merck in the first quarter of 2024.

Revenue from customers

Revenue from customers decreased by $3.2 million and $2.7 million, respectively, for the three and six months ended June 30, 2024, when compared to the same period in 2023. The decrease was due to the near completion of the original agreement with Amoytop.

Research and development expenses

Research and development expenses increased by $4.3 million during the three months ended June 30, 2024, compared to the same period in 2023. The increase in the three-month period was primarily due to a $6.4 million increase in third party expenses due to increased clinical study costs. This was partially offset by a $0.9 million decrease in employee-related costs including a $0.3 million decrease in stock-based compensation, a $0.1 million decrease in travel and recruiting, a $1.0 million decrease in in facility and other expenses.

Research and development expenses increased by $2.5 million during the six months ended June 30, 2024, compared to the same period in 2023. The increase in the six-month period was primarily due to a $6.5 million increase in third party expenses due to increased clinical study costs. This was partially offset by a $2.8 million decrease in employee-related costs including a $1.1 million decrease in stock-based compensation, a $0.1 million decrease in depreciation, and a decrease of $1.0 million in facility and other expenses.

General and administrative expenses

General and administrative expenses decreased by $2.9 million during the three months ended June 30, 2024, compared to the same period in 2023. This was primarily due to a $1.6 million decrease in third party expenses due to reduced legal and IP spend, a $0.2 million decrease in facility and other expenses, and a $1.0 million decrease in employee-related costs.

General and administrative expenses decreased by $4.7 million during the six months ended June 30, 2024, compared to the same period in 2023. This was primarily due to a $2.8 million decrease in third party expenses due to reduced legal and IP spend, a $0.6 million decrease in facility and other expenses, and a $1.2 million decrease in employee-related costs.

Interest and other income, net

The following table summarizes our interest and other income, net for the three and six months ended June 30, 2024 and 2023 (in thousands):

`	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2024	2023	($)%		2024	2023	($)%

Interest income, net	$319	$955	$(636)	-67%	$899	$1,703	$(804)	-47%
Other income, net	31,345	152	31,193	20522%	17,972	406	17,566	4327%
Total interest and other income, net	$31,664	$1,107	$30,557	2760%	$18,871	$2,109	$16,762	795%

Interest income, net decreased by $0.6 million and $0.8 million for the three and six months ended June 30, 2024 when compared to the same periods ended June 30, 2023, primarily due to a general decrease in market interest rates.

Other income, net increased by $31.2 million and $17.6 million, respectively, for the three and six months ended June 30, 2024 compared to the same periods ended June 30, 2023, due to the change in fair value of the Common Warrants associated with the Securities Purchase Agreement which are remeasured at the end of each reporting period.

Liquidity and capital resources

Liquidity

We have incurred net losses in each year since inception. We have not generated any revenue from product sales or any other sources and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any drug candidates for at least several years, if ever.

Our operations have been financed primarily by net proceeds from the sale and issuance of our convertible preferred stock, proceeds from public offerings, revenue from customer and collaboration agreements, and proceeds from private placements of our common stock, warrants and pre-funded warrants, and the issuance of convertible debt.

As of June 30, 2024, we had cash, cash equivalents and investments of $94.5 million.

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

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Net cash and cash equivalents used in operating activities	$(42,239)	$(36,003)
Net cash and cash equivalents (used in) provided by investing activities	(48,649)	44,997
Net cash and cash equivalents provided by financing activities	262	413
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(90,626)	$9,407

Operating activities

During the six months ended June 30, 2024, operating activities utilized $42.2 million of cash, primarily resulting from our net loss of $29.8 million and net changes in operating assets and liabilities of $1.4 million, partially offset by non-cash charges of $11.1 million. Net cash used in operating activities resulted in changes in our operating assets and liabilities of $1.4 million, consisting of a decrease of $4.8 million in accrued liabilities, a decrease of $1.3 million in operating lease liabilities, a decrease of $0.1 million in deferred revenue from collaborations, an increase of $0.1 million in deferred revenue from customers, and a decrease in other assets of $0.3 million, partially offset by an increase of $4.3 million in accounts payable. The decrease in deferred revenue from collaborations was due to the recognition of revenue from collaborations due to progress towards the completion of the projects. The decrease in accrued liabilities was largely due to the bonus payments that occurred in the first quarter of 2024. The decrease in accounts payable is due to the timing of payments to vendors.

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

Investing activities

During the six months ended June 30, 2024, investing activities used $48.6 million of cash, primarily due to $88.6 million of purchase of short-term investments partially offset by $40.0 million related to maturities of short-term investments.

During the six months ended June 30, 2023, investing activities provided $45.0 million of cash, primarily due to $45.0 million of investment maturities.

Financing activities

During the six months ended June 30, 2024, net cash provided by financing activities was $262.0 thousand, consisting primarily due to proceeds from the ESPP purchase.

During the six months ended June 30, 2023, net cash provided by financing activities was $413.0 thousand, consisting primarily of proceeds from the ESPP purchase and from the exercise of stock options, partially offset by payments of our finance leases.

Contractual obligations and commitments

We have no material changes to our contractual obligations and commitments as of June 30, 2024 as disclosed in the contractual obligations and commitment section in our Annual Report on Form 10-K filed with the SEC on March 12, 2024.

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

For a discussion of our critical accounting estimates, see “Management’s discussion and analysis of financial condition and results of operations” and the notes to our audited financial statements in our annual report on Form 10-K, filed with the SEC on March 12, 2024 for the year ended December 31, 2023, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through June 30, 2024 from those discussed in our Form 10-K.

Recently issued and adopted accounting pronouncements

For a description of the expected impact of recently adopted accounting pronouncements, see Note 2. Summary of significant accounting policies in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the six months ended June 30, 2024, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Evaluation of disclosure controls and procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks related to our limited operating history, financial position and need for additional capital

We are a clinical-stage biopharmaceutical company with a limited operating history and no products approved for commercial sale. We have incurred significant losses since inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability for a full fiscal year, which, together with our limited operating history, makes it difficult to assess our future viability.

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

In each fiscal year since inception, we have incurred significant net losses. We generated $29.8 million losses for the six months ended June 30, 2024, and $87.7 million losses for the year ended December 31, 2023. As of June 30, 2024, we had a total stockholders’ equity of $67.2 million. We have funded our operations to date primarily with proceeds from the sale of common stock, preferred stock, convertible notes, revenue from customer and collaboration agreements, and warrants. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our drug candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We may continue to incur significant expenses and operating losses for the foreseeable future.

We have never generated revenue from product sales and may never be profitable for a full fiscal year.

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

Even if one or more of the drug candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved drug candidate. Our expenses could increase beyond expectations if we are required by the U.S. Food and Drug Administration (the FDA), the European Medicines Agency (the EMA), or other regulatory agencies to perform clinical trials or studies in addition to those that we currently anticipate. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable for a full fiscal year and may need to obtain additional funding to continue operations.

We will require substantial additional financing to achieve our goals, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

Our operations have consumed substantial amounts of cash since our inception. Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our initial nonclinical and clinical drug candidates. Nonclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. In October 2023, we closed a private placement, which resulted in gross proceeds of approximately $92.1 million, before deducting placement agent fees and expenses. As of June 30, 2024, we had cash, cash equivalents and investments of $94.5 million. We expect to continue to spend substantial amounts to continue the nonclinical and clinical development of our current and future programs. If we are able to gain marketing approval for drug candidates that we develop, we will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate we develop.

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

To date, we have primarily financed our operations through the sale of common stock, preferred stock, convertible notes and warrants. For example, in November 2021, we filed a Registration Statement on Form S-3 covering the offering of up to $400.0 million of common stock, preferred stock, debt securities, warrants and units, which was declared effective by the SEC in November 2021 (November 2021 Shelf Registration Statement). In October 2023, we completed a private placement of common stock, warrants and pre-funded warrants.

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

Our ability to raise additional funds depends on financial, economic and other factors, many of which are beyond our control. For example, if there is a disruption of global financial markets, we could be unable to access additional capital, which could negatively affect our ability to consummate certain corporate development transactions or other important, beneficial or opportunistic investments. If additional funds are not available to us when we need them, on terms that are acceptable to us, or at all, we may be required to:

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

We currently have a shelf registration statement effective, however, our ability to raise capital under this registration statement may be limited by, among other things, SEC rules and regulations impacting the eligibility of smaller companies to use Form S-3 for primary offerings of securities. Based on our public float, as of the date of the filing of this Annual Report on Form 10-K, we are only permitted to utilize a shelf registration statement, subject to Instruction I.B.6 to Form S-3, which is referred to as the “baby shelf” rule. For so long as our public float is less than $75.0 million, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months pursuant to the baby shelf rules. Although alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on us, and may not be available on attractive terms.

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

We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price of $1.00 per share, a minimum number of independent directors on the audit committee of the board of directors, and timely filing of all periodic financial reports, or risk delisting, which would have a material adverse effect on our business. In the event we are delisted from Nasdaq, the only established trading market for our common stock would be eliminated, and we would be forced to list our shares on the OTC Markets or another quotation medium, depending on our ability to meet the specific listing requirements of those quotation systems. As a result, an investor would likely find it more difficult to trade or obtain accurate price quotations for our shares. Delisting would likely also reduce the visibility, liquidity, and value of our common stock, reduce institutional investor interest in our company, and may increase the volatility of our common stock. Delisting could also cause a loss of confidence of potential industry partners, lenders, and employees, which could further harm our business and our future prospects.

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

On June 27, 2024, our stockholders approved a proposal to grant authority to our board of directors to amend our amended and restated certificate of incorporation to effect a reverse stock split of our voting and non-voting common stock within a range of not less than 1-for-5 and not more than 1-for-30, if our board of directors deems it within the best interests of Aligos Therapeutics, Inc. In

August 2024, we expect to complete a reverse stock split at a ratio that is within the range approved by our stockholders and that we intend to result in trading of shares of our voting common stock on the Nasdaq Capital Market on a split-adjusted basis at a price which exceeds $1.00 per share in compliance with applicable Nasdaq listing standards, following the effectiveness of the reverse stock split. However, there can be no assurance that we will be able to regain compliance with the minimum bid price requirement during the 180-day compliance period with respect to the minimum bid price requirement.

Effective May 21, 2024 Jack Nielsen resigned as a member of our board of directors, which resulted in one vacancy on our audit committee. On May 29, 2024, we received a letter from Nasdaq regarding our noncompliance with Nasdaq Listing Rule 5605 (“Rule 5605”) which requires, among other things, that the audit committee be comprised of a minimum of three independent directors. Pursuant to Rule 5605, we were granted a cure period to regain compliance (i) until the earlier of our next annual shareholders’ meeting or May 21, 2025; or (ii) if the next annual shareholders’ meeting is held before November 18, 2024, then no later than November 18, 2024. There can be no assurance that we will be able to regain compliance with Rule 5605 prior to the end of the cure period, maintain compliance with the other listing requirements, or maintain the listing of our common stock on Nasdaq.

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

The success of our current and future drug candidates depends on many factors, which may include the following:

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

If any current or future drug candidate we develop receives marketing approval, whether as a single agent or in combination with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community, or such participants may prefer existing treatment options such as nucleos(t)ide analogs including tenofovir and entecavir. If the drug candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable for a full fiscal year. The degree of market acceptance of any drug candidate, if approved for commercial sale, will depend on a number of factors, including:

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

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay marketing approval of a product. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve profitability for a full fiscal year.

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

There are companies developing or marketing treatments for MASH, including AbbVie, Inc., AstraZeneca PLC/MedImmune LLC, Bristol-Myers Squibb Company, Eli Lilly and Company, Janssen, Merck, Novartis Pharmaceuticals Corporation (together with Pfizer, Inc.), Novo Nordisk A/S, Pfizer Inc., Roche, Sanofi S.A., Takeda Pharmaceutical Company Limited (together with HemoShear Therapeutics, LLC), 89bio, Inc., Akero Therapeutics, Inc., Cirius Therapeutics, Inc., Galectin Therapeutics Inc., Galmed

Pharmaceuticals Ltd., Gilead, Intercept Pharmaceuticals, Inc., Inventiva Pharma SA, Sagimet Biosciences Inc., Madrigal Pharmaceuticals, Inc., MediciNova, Inc., and Viking Therapeutics, Inc.

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

As of June 30, 2024, we had 68 full-time employees, including 53 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

As of June 30, 2024, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 71% of our outstanding common stock (assuming all shares of non-voting common stock are converted into voting common stock in accordance with the terms of our amended and restated certificate of incorporation), and 27% of our outstanding common stock (assuming all shares of non-voting common stock are converted to voting common stock and all pre-funded warrants are exercised in full on a cash exercise basis). In addition, in our October 2023 private placement, certain of the holders of 5% or more of our capital stock acquired pre-funded warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $0.0001 per share) and common warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $0.7568 per share). Until exercised, the shares issuable upon the exercise of the pre-funded warrants and the common warrants are not included in the number of our outstanding shares of common stock. If such holders exercise their warrants, then the shares of our capital stock beneficially owned by our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates would increase significantly. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

The dual class structure of our common stock may limit an investor’s ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Consequently, the exercise by holders of our non-voting common stock of their option to make this conversion will have the effect of increasing the relative voting power of such holders, and correspondingly decreasing the voting power of the holders of our common stock, which may limit an investor’s ability to influence corporate matters. As of June 30, 2024, we had 3,092,338 shares of non-voting common stock outstanding. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the Securities Exchange Act), and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline.

As of June 30, 2024, approximately 16.3 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

In addition, the holders of approximately 79.9 million of our total common stock and non-voting common stock are entitled to rights with respect to the registration of their shares under the Securities Act described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

To date, we have primarily financed our operations through the sale of common stock, preferred stock, convertible notes, revenue from customer and collaboration agreements, and warrants. We will be required to seek additional funding in the future and may to do so through public or private equity offerings or debt financings, credit or loan facilities, collaborations or a combination of one or more of these funding sources. If we raise additional funds by issuing equity securities, our stockholders may suffer dilution and the terms of any equity financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our drug candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. Attempting to secure additional financing may also divert our management’s attention from our day-to-day activities, which may adversely affect our ability to develop our drug candidates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered sales of equity securities

In May 2024, an investor exercised a Pre-Funded Warrant to purchase an aggregate of 1,115,000 shares of Common stock for an aggregate purchase price of $111.50 and was issued 1,115,000 shares of Common Stock.

In April 2024, an investor exercised a Pre-Funded Warrant to purchase an aggregate of 2,441,406 shares of Common stock for an aggregate purchase price of $244.14 and was issued 2,441,406 shares of Common Stock.

Use of proceeds

None.

Issuer purchasers of equity securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 (c) trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Provided Herewith
		Form	Date	Number

3.1 (a)	Amended and Restated Certificate of Incorporation.	8-K	10/20/2020	3.1

3.1 (b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	6/28/2024	3.1

3.2	Amended and Restated Bylaws.	8-K	10/20/2020	3.2

4.1	Reference is made to Exhibits 3.1(a), 3.1(b) and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/9/2020	4.2

4.3	Form of Common Warrant Agreement.	8-K	10/25/2023	4.2

4.4	Form of Pre-Funded Warrant Agreement.	8-K	10/25/2023	4.1

10.1#	Non-Employee Director Compensation Policy.				X

10.2#	Amendment to the Aligos Therapeutics, Inc. 2020 Incentive Award Plan.	8-K	6/28/2024	10.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 has been formatted in Inline XBRL.				X

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

ALIGOS THERAPEUTICS, INC.

Date: August 6, 2024	By:	/s/ Lawrence Blatt
Lawrence Blatt, Ph.D.
Chairman, President and Chief Executive Officer

Date: August 6, 2024	By:	/s/ Lesley Ann Calhoun
Lesley Ann Calhoun
Chief Financial Officer