Form 10-Q
period 2024-09-30
Aligos Therapeutics, Inc.
filed 2024-11-06
CIK 1799448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 4, 2024, the registrant had 3,587,892 shares of common stock, $0.0001 par value per share, outstanding, comprised of 3,464,199 shares of voting common stock, $0.0001 par value per share and 123,693 shares of non-voting common stock, $0.0001 par value per share.

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

In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
the scope, progress, results and costs of developing our drug candidates or any other future drug candidates, and conducting nonclinical studies and clinical trials;
•
the scope, progress, results and costs related to the research and development of our pipeline;
•
the timing of, and costs involved in, obtaining and maintaining regulatory approval for any of our current or future drug candidates, and any related restrictions or limitations;
•
our expectations regarding the potential market size and size of the potential patient populations for our drug candidates and any future drug candidates, if approved for commercial use;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALIGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$35,331	$135,704
Restricted cash	110	70
Short-term investments	39,591	-
Other current assets	4,790	5,310
Total current assets	79,822	141,084
Operating lease right-of-use assets	5,394	6,559
Property and equipment, net	2,575	3,259
Other assets	635	625
Total assets	$88,426	$151,527

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,740	$2,517
Accrued liabilities	14,161	16,842
Operating lease liabilities, current	3,387	3,229
Finance lease liabilities, current	13	10
Deferred revenue from customers, current	655	1,224
Deferred revenue from collaborations, current	-	84
Total current liabilities	20,956	23,906
Operating lease liabilities, net of current portion	5,545	7,668
Finance lease liabilities, net of current portion	188	231
Warrant liability	11,595	27,596
Long term liability	46	46
Total liabilities	38,330	59,447
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively; no shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	-	-
Common stock, $0.0001 par value; 20,800,000 shares and 12,800,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively; 3,324,780 and 3,003,855 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	8	7
Additional paid-in capital	585,369	578,325
Accumulated deficit	(535,858)	(486,797)
Accumulated other comprehensive income	577	545
Total stockholders’ equity	50,096	92,080
Total liabilities and stockholders’ equity	$88,426	$151,527

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue from collaborations	$19	$2,154	$311	$7,329
Revenue from customers	1,250	1,085	3,005	5,519
Operating expenses:
Research and development	16,774	15,867	54,238	50,783
General and administrative	4,626	6,443	17,669	24,195
Total operating expenses	21,400	22,310	71,907	74,978
Loss from operations	(20,131)	(19,071)	(68,591)	(62,130)
Interest and other income, net	963	1,059	19,834	3,168
Loss before income tax expense	(19,168)	(18,012)	(48,757)	(58,962)
Income tax expense	(91)	(29)	(304)	(825)
Net loss	(19,259)	(18,041)	(49,061)	(59,787)
Other comprehensive income:
Unrealized gain on available-for-sale securities	83	-	32	96
Other comprehensive income	83	-	32	96
Comprehensive loss	$(19,176)	$(18,041)	$(49,029)	$(59,691)
Net loss per share, basic and diluted	$(3.07)	$(10.37)	$(7.84)	$(34.59)
Weighted average shares of common stock, basic and diluted	6,272,291	1,739,847	6,258,706	1,728,282

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance as of June 30, 2024	3,191,425	$8	$583,326	$(516,599)	$494	$67,229
Issuance of common stock upon exercise of stock options	-	-	-	-	-	-
Issuance of common stock related to ESPP purchase	-	-	-	-	-	-
Issuance of common stock upon exercise of pre-funded warrants	128,578	-	-	-	-	-
Stock-based compensation expense related to employee stock awards	4,777	-	1,904	-	-	1,904
Stock-based compensation expense related to employee stock purchases	-	-	139	-	-	139
Vesting of early exercised common stock options	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	83	83
Net loss	-	-	-	(19,259)	-	(19,259)
Balance as of September 30, 2024	3,324,780	$8	$585,369	$(535,858)	$577	$50,096

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance as of December 31, 2023	3,003,855	$7	$578,325	$(486,797)	$545	$92,080
Issuance of common stock upon exercise of stock options	-	-	-	-	-	-
Issuance of common stock related to ESPP purchase	22,438	-	297	-	-	297
Issuance of common stock upon exercise of pre-funded warrants	293,613	1	-	-	-	1
Issuance of common stock from RSU vesting	4,874	-	-	-	-	-
Stock-based compensation expense related to employee stock awards	-	-	6,321	-	-	6,321
Stock-based compensation expense related to employee stock purchases	-	-	426	-	-	426
Other comprehensive loss	-	-	-	-	32	32
Net loss	-	-	-	(49,061)	-	(49,061)
Balance as of September 30, 2024	3,324,780	$8	$585,369	$(535,858)	$577	$50,096

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance as of June 30, 2023	1,740,084	$4	$509,998	$(440,864)	$497	$69,635
Issuance of common stock related to ESPP purchase	-	-	-	-	-	-
Stock-based compensation expense related to employee stock awards	-	-	2,883	-	-	2,883
Stock-based compensation expense related to employee stock purchases	-	-	326	-	-	326
Vesting of early exercised common stock options	-	-	18	-	-	18
Other comprehensive loss	-	-	-	-	-	-
Net loss	-	-	-	(18,041)	-	(18,041)
Balance as of September 30, 2023	1,740,084	$4	$513,225	$(458,905)	$497	$54,821

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance as of December 31, 2022	1,716,923	$4	$502,613	$(399,118)	$401	$103,900
Issuance of common stock upon exercise of stock options	680	-	23	-	-	23
Issuance of common stock related to ESPP purchase	22,481	-	461	-	-	461
Stock-based compensation expense related to employee stock awards	-	-	9,361	-	-	9,361
Stock-based compensation expense related to employee stock purchases	-	-	708	-	-	708
Vesting of early exercised common stock options	-	-	59	-	-	59
Other comprehensive income	-	-	-	-	96	96
Net loss	-	-	-	(59,787)	-	(59,787)
Balance as of September 30, 2023	1,740,084	$4	$513,225	$(458,905)	$497	$54,821

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(49,061)	$(59,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments	(1,411)	(424)
Amortization of right of use assets	1,165	1,129
Impairment of right of use assets	-	724
Change in fair value of warrant liability	(16,001)	-
Loss on disposal of assets	-	17
Depreciation expense	786	1,165
Stock-based compensation including ESPP	6,747	10,069
Changes in operating assets and liabilities:
Other assets	512	3,472
Accounts payable	223	(1,796)
Accrued liabilities	(2,681)	(3,657)
Operating lease liabilities	(1,966)	(1,805)
Other liabilities	-	46
Deferred revenue from collaborations	(84)	(6,650)
Deferred revenue from customers	(569)	1,158
Net cash and cash equivalents used in operating activities	(62,340)	(56,339)
Cash flows from investing activities:
Activities in available-for-sale investments:
Maturities of short-term investments	70,000	45,011
Purchase of short-term investments	(108,149)	(11)
Purchases of property and equipment	(102)	(12)
Net cash and cash equivalents (used in) provided by investing activities	(38,251)	44,988
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of pre funded warrants	1	-
Payments on finance lease	(40)	(92)
Proceeds from the ESPP purchase	297	461
Proceeds from the exercise of common stock option	-	23
Net cash and cash equivalents provided by financing activities	258	392
Net decrease in cash, cash equivalents, and restricted cash	(100,333)	(10,959)
Cash, cash equivalents, and restricted cash, beginning of period	135,774	81,462
Cash, cash equivalents, and restricted cash, end of period	$35,441	$70,503

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
Reconciliation to amounts on the Consolidated Balance Sheets:
Cash and cash equivalents	$35,331	$70,429
Restricted cash	110	74
Total cash, cash equivalents, and restricted cash	$35,441	$70,503

Supplemental disclosures of noncash financing and investing activities:
Mark to market adjustment for available-for-sale investments	$32	$96
Acquisition of right of use asset through operating lease obligation	-	1,094
Vesting of early exercised options	-	59

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

Aligos is a clinical-stage biopharmaceutical company developing novel therapeutics to address unmet medical needs in viral and liver diseases, including for chronic hepatitis B (CHB), metabolic dysfunction associated steatohepatitis (MASH), and coronaviruses.

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

Liquidity

The Company has incurred losses and negative cash flows from operations in each fiscal year since its inception. As of September 30, 2024 and December 31, 2023, the Company had an accumulated deficit of $535.9 million and $486.8 million, respectively. Management expects to continue to incur additional substantial losses in future fiscal years in the foreseeable future as a result of its research and development activities.

As of September 30, 2024, the Company has cash, cash equivalents and investments of approximately $74.9 million which is available to fund future operations. The Company expects to continue to spend substantial amounts to continue the nonclinical and clinical development of its current and future programs. If the Company is able to gain marketing approval for drug candidates that are being developed, it will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of the Company’s planned and anticipated clinical trials is highly uncertain, the Company cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate the Company may develop.

The Company expects to finance its cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and/or other marketing or distribution arrangements. In addition, the Company may seek additional capital to take advantage of favorable market conditions or strategic opportunities even if the Company believes it has sufficient funds for its current or future operating plans. Based on the Company’s research and development plans, the Company expects its existing cash, cash equivalents and investments, will enable it to fund its operations for at least 12 months following the date the condensed consolidated financial statements are issued. However, the Company’s operating plan may change as a result of many factors currently unknown, and the Company may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty the Company’s future expenses given the dynamic nature of its business and the macro-economic environment generally.

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

Unaudited interim financial information

The accompanying consolidated balance sheet as of September 30, 2024, the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023, the consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, and the consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 are unaudited. The unaudited consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of September 30, 2024 and the consolidated results of its operations and cash flows for the nine months ended September 30, 2024 and 2023. The consolidated financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2024 and 2023 are unaudited. The consolidated results for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

Significant accounting policies and estimates

No material changes were made to the Company’s significant accounting policies disclosed in Note 2, Summary of significant accounting policies, in its Annual Report on Form 10-K, filed with the SEC on March 12, 2024, for the year ended December 31, 2023.

Reverse Stock Split

In June 2024, the Company’s stockholders approved a reverse stock split of its authorized, issued and outstanding voting and non-voting common stock at a range of ratios between 1-for-5 to 1-for-30, and the Company’s board of directors subsequently approved the implementation of the reverse stock split at a ratio of 1-for-25 (the Reverse Stock Split). The Reverse Stock Split was effective as of August 19, 2024.

As of the effective time of the Reverse Stock Split, every 25 issued and outstanding shares of the Company’s common stock was automatically reclassified into one issued and outstanding share of the Company’s common stock. This reduced the number of shares outstanding from 79.9 million shares to 3.3 million shares. The Reverse Stock Split did not affect the par value of the common stock. No fractional shares of common stock were issued in connection with the Reverse Stock Split and all fractional shares were rounded down to the nearest whole share with respect to outstanding shares of common stock. Any holders of common stock who would have otherwise received a fractional share of common stock pursuant to the Reverse Stock Split, received cash in lieu of the fractional share. All prior period share and per share amounts of the Company's common stock presented have been retroactively adjusted to reflect the 1-for-25 Reverse Stock Split.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) (ASU 2023-07). The guidance improves reportable segment disclosures requirements, primarily through enhanced disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the potential impact of this standard on its consolidated financial statements.

The Company has considered all recent accounting pronouncements issued, but not yet effective, and does not expect any to have a material effect on the Company’s condensed consolidated financial statements other than those discussed in its Annual Report on Form 10-K, filed with the SEC on March 12, 2024, for the year ended December 31, 2023.

3.
Property and equipment

The components of property and equipment as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024	December 31, 2023
Leasehold improvements	$6,101	$6,101
Lab equipment	5,932	5,830
Computer equipment	1,051	1,051
Furniture and office equipment	732	732
Vehicles and equipment	296	296
Asset under construction	4	4
Total, at cost	14,116	14,014
Accumulated depreciation	(11,541)	(10,755)
Total, net	$2,575	$3,259

Depreciation expense was $0.3 million and $0.8 million, respectively, for the three and nine months ended September 30, 2024 and $0.3 million and $1.2 million for the three and nine months ended September 30, 2023, respectively. Finance leases are also included in property and equipment as vehicles and lab equipment on the condensed consolidated balance sheets.

4.
Investments

As of September 30, 2024, amortized cost, gross unrealized gains and losses, and estimated fair values of total fixed-maturity securities were as follows (in thousands):

September 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. Treasury bonds	$39,559	$32	$-	$39,591

As of December 31, 2023, the Company did not hold any available for sale securities.

Changes in fair value are related to changes in market interest rates. The Company expects to collect all contractual principal and interest payments.

The following is a summary of maturities of securities available-for-sale as of September 30, 2024 (in thousands):

	Available-for-sale
	Amortized Cost	Estimated Fair Value
Amounts maturing in:
One year or less	$39,559	$39,591
Total investments	$39,559	$39,591

The Company recorded interest income of $0.5 million and $1.4 million for the three and nine months ended September 30, 2024, respectively, and $1.0 million and $2.7 million for the three and nine months ended September 30, 2023, respectively, as a component of interest and other income, net on the Company’s condensed consolidated statements of operations and comprehensive loss.

5.
Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued compensation	$4,407	$6,673
Accrued payables	7,007	7,144
Other	2,747	3,025
Total	$14,161	$16,842

6. Capital stock

Common stock

On October 20, 2020, the Company amended its certificate of incorporation to increase the total shares of common stock authorized for issuance to 12,800,000 and decrease the total shares of preferred stock authorized for issuance to 10,000,000 with a par value of $0.0001 per share. 12,000,000 shares of the common stock were designated as “Voting Common Stock” and 800,000 shares of the common stock were designated as “Non-Voting Common Stock”.

On June 27, 2024, the Company amended its certificate of incorporation to increase the total shares of voting common stock authorized for issuance from 12,000,000 to 20,000,000.

The holders of shares of voting common stock are entitled to one vote for each share of common stock at all meetings of stockholders.

7.
Common Warrants and Pre-Funded Warrants

In October 2023, the Company completed a private investment in public equity offering and entered into a securities purchase agreement (the Securities Purchase Agreement) with certain institutional and accredited investors, pursuant to which the Company agreed to offer, issue and sell to these investors 1,257,168 shares of common stock, par value $0.0001 per share (the Common Stock), pre-funded warrants to purchase an aggregate of 3,242,018 shares of Common Stock (the Pre-Funded Warrants), and warrants to purchase an aggregate of 2,249,680 shares of Common Stock (the Common Warrants, and together with the Pre-Funded Warrants, the Warrants). Each Pre-Funded Warrant has an exercise price of $0.0001 per share of common stock, was immediately exercisable and is exercisable until exercised in full. Each accompanying Common Warrant has an exercise price of $18.92 per share of common stock, is immediately exercisable and will expire on October 25, 2030. The closing of the offering occurred on October 25, 2023. The Company received gross proceeds of $92.1 million, and after deducting the placement agent fees and expenses and offering costs, net proceeds were $86.2 million.

The Company measured the fair value of the Common Stock and the Pre-Funded Warrants based on the $18.92 per share purchase price stated in the Securities Purchase Agreement. The Company measured the fair value of the Common Warrants using the Black-Scholes option pricing model.

The Company used the with-and-without method to allocate the net proceeds received from the sale of the Common Stock, the Pre-Funded Warrants, and the Common Warrants on the Consolidated Balance Sheets as follows:

As of October 25, 2023

Common Stock	$18,641
Pre-Funded Warrants	48,079
Common Warrants	25,427
Total	$92,147

The following table summarizes information about shares issuable under the Pre-Funded Warrants outstanding at September 30, 2024:

Pre-funded warrant shares outstanding

Outstanding at January 1, 2024	3,242,018
Issued	-
Exercised	(293,613)
Outstanding at September 30, 2024	2,948,405
Exercisable at September 30, 2024	2,948,405

The following table sets forth a summary of the activities of the Company’s warrant liability, which represents a recurring measurement that is classified with Level 3 of the fair value hierarchy wherein the fair value is estimated using significant unobservable inputs:

Common warrant liability

Beginning liability as of January 1, 2024	$27,596
Common warrants issued	-
Change in fair value of liability	(16,001)
Ending liability as of September 30, 2024	$11,595

The fair value of the Common Warrants was measured using the Black Scholes option pricing model and will be remeasured each reporting period, and the change in fair value will be recorded in earnings. The assumptions that the Company used to determine the fair value at issuance and the reporting date of the Common Warrants granted to participants were as follows:

	September 30, 2024	December 31, 2023

Expected term (in years)	6.08	6.83
Risk-free interest rate	3.55%	3.88%
Dividend yield	-	-
Volatility	82.12%	82.80%

The following table summarizes information about shares issuable under the Common Warrants outstanding at September 30, 2024:

Common warrant shares outstanding

Outstanding at January 1, 2024	2,249,680
Issued	-
Exercised	-
Outstanding at September 30, 2024	2,249,680
Exercisable at September 30, 2024	2,249,680

8.
Stock-based compensation

Stock options

The Company adopted the 2024 Employment Inducement Award Plan in September 2024 as an inducement material to entering employment in accordance with Nasdaq Listing Rule 5635(c)(4). The Plan is used exclusively for the grant of equity awards to individuals who were not previously employed by the Company.

During the three and nine months ended September 30, 2024, the Company’s stock option compensation expense was approximately $1.9 million and $6.3 million, respectively, and during the three and nine months ended September 30, 2023, the Company’s stock option compensation expense was approximately $2.9 million and $9.4 million, respectively. There was no recognized tax benefit in either of the periods. As of September 30, 2024, the unamortized expense balance was $5.8 million, to be amortized over a weighted average period of 2.35 years.

Stock option activity during the nine months ended September 30, 2024 is as follows:

	Shares subject to options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)

Outstanding as of January 1, 2024	414,898	$159.46	6.9	$—
Granted	255,135	18.84
Replacement options from Exchange	76,147	24.00
Exercised	—	—		—
Forfeited or Expired	(67,568)	158.21
Cancelled options from Exchange	(155,155)	260.63
Outstanding as of September 30, 2024	523,457	41.40	8.50	—
Options vested and expected to vest as of September 30, 2024	523,457	41.40	8.50	—
Options vested and exercisable as of September 30, 2024	149,960	87.72	6.25	—

The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2024 was $8.80 and $14.82 per share, respectively, and during the three and nine months ended September 30, 2023 was $14.71 and $20.67 per share, respectively.

Option exchange

In January 2024, the Company commenced a stock option exchange program (the Exchange Offer) pursuant to which eligible employees were provided the opportunity to exchange eligible stock options for a number of new replacement option grants at the exchange ratio of one replacement option for every 1.4 eligible options tendered for those priced pre-reverse stock split between $2.10 to $11.85, and one replacement option for every 3.4 eligible options tendered for those priced pre-reverse stock split over $11.86. The Exchange Offer concluded in February 2024.

In connection with the Exchange Offer, the Company canceled 155,155 eligible options and granted 76,147 replacement options. The exchange of these options was accounted for as a modification of share-based compensation awards. The Company recognized $3.0 thousand of unamortized compensation cost related to the canceled options as well as the incremental compensation cost associated with the replacement options over their one year vesting term.

Restricted stock units

During the three and nine months ended September 30, 2024, the Company recorded zero and $0.1 million of stock-based compensation expense related to restricted stock units. During the three and nine months ended September 30, 2023, the Company did not record any stock-based compensation expense related to restricted stock units. As of September 30, 2024, the unamortized expense balance was $34 thousand, to be amortized over a weighted average period of 3.57 years.

Restricted stock activity during the nine months ended September 30, 2024 is as follows:

	Number of Awards	Weighted- Average Grant Date Fair Value	Aggregate Fair Value (in thousands)

Issued and unvested as of January 1, 2024	$5,362	$21.00	$113
Restricted stock awards granted	3,941	15.58	61
Restricted stock awards vested	(4,874)	(21.17)	(103)
Issued and unvested as of September 30, 2024	4,429	15.99	$71

During the nine months ended September 30, 2024 and 2023, the Company did not issue shares of common stock, upon exercise of unvested stock options or purchases for unvested restricted stock awards.

Employee stock purchase plan

During the three and nine months ended September 30, 2024, the Company recorded total stock-based compensation expense related to the employee stock purchase plan of $0.1 million and $0.4 million, respectively. During the three and nine months ended September 30, 2023, the Company recorded total stock-based compensation expense related to the employee stock purchase plan of $0.3 million and $0.7 million, respectively. During the nine months ended September 30, 2024 and 2023, 22,438 and 22,481 purchases of awards under this plan were made, respectively.

Stock-based compensation expense was allocated as follows for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Research and development	$1,202	$1,585	$3,836	$5,328
General and administrative	841	1,624	2,911	4,741
Total	$2,043	$3,209	$6,747	$10,069

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

The following tables present the fair value of the Company’s financial instruments that are measured or disclosed at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of September 30, 2024
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$35,331	$-	$-
Available for sale securities	39,591	-	-
Liabilities:
Warrant liability	-	-	(11,595)
	$74,922	$-	$(11,595)

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$135,704	$-	$-
Liabilities:
Warrant liability	-	-	(27,596)
	$135,704	$-	$(27,596)

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

The Company has agreed to pay Emory up to an aggregate of $125.0 million upon the achievement of specified development, regulatory, and commercial milestones, and all ongoing patent costs. During the three and nine months ended September 30, 2024 and 2023, the Company had no expenses related to milestone payments. The Company also agreed to pay Emory tiered single-digit royalties on worldwide annual net sales of licensed products, on a quarterly basis and calculated on a product-by-product basis. With respect to licensed products containing any of a specified subset of the licensed compounds, such royalties range from a mid-single digit to a high-single digit percentage rate. With respect to licensed products which do not contain such compounds, the royalties span a range of percentage rates within the mid-single digits if a Phase 1 clinical trial is initiated for the product within three years of the effective date of the Emory License Agreement, and range from a low-single digit to a mid-single digit rate if a Phase 1 clinical trial is initiated more than three years after the effective date. During the three and nine months ended September 30, 2024 and 2023, the Company made no payments associated with royalties and recognized no expense or accruals.

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

The Company is obligated to make payments to Luxna, in aggregate, totaling up to but no more than $55.5 million upon the achievement of specified development, regulatory, and commercial milestones. During the three and nine months ended September 30, 2024 and 2023, the Company recognized no expenses related to milestone payments. The Company is also required to pay Luxna a low-single digit royalty percentage on net sale of applicable products, if any. During the three and nine months ended September 30, 2024 and 2023, the Company made no payments associated with royalties.

Agreement with Katholieke Universiteit Leuven (KU Leuven)

On June 25, 2020, the Company entered into a Research, Licensing and Commercialization Agreement (KU Leuven Agreement) with KU Leuven, under which the Company is collaborating with KU Leuven’s Rega Institute for Medical Research, as well as its Centre for Drug Design and Discovery, to research and develop potential protease inhibitors for the treatment, diagnosis or prevention of coronaviruses, including of SARS-CoV-2. Unless terminated earlier by either party in accordance with provisions in the agreement, the collaboration period will terminate at the earlier of completion of all collaboration activities or 2.5 years. In connection with the KU Leuven Agreement, KU Leuven and the Company granted each other exclusive cross-licenses to use certain know-how and existing patents of the other party as well as certain joint know-how and joint patents to carry out research and development collaboration activities during the collaboration period. As of December 2022, the original collaboration period has expired. An amendment to the agreement was agreed in July 2023 to include a new collaboration plan. KU Leuven granted to the Company an exclusive (including as to KU Leuven), worldwide license under certain of KU Leuven’s know-how and existing patents, and certain joint patents and joint know-how, to manufacture and commercialize the licensed products for the treatment, diagnosis or detection of viral infections in humans. KU Leuven reserved the right to use all KU Leuven knowhow, existing KU Leuven patents, joint patents and joint know-how for academic and non-commercial research and teaching purposes. As consideration for this license, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to but no more than $30.0 million upon the achievement of certain commercial sales milestones. For each licensed product developed through KU Leuven and the Company’s collaborative effort, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to $32.0 million upon the achievement of certain development and regulatory milestones. The Company is also required to pay KU Leuven a low-to-mid-single digit royalty percentage, subject to certain adjustments, on net sales of applicable products, if any. The Company is also required to pay a revenue share to KU Leuven should the program be partnered with an external party. Unless terminated earlier by either party, the agreement shall continue until the expiration of the last to expire royalty term, which is the later of the expiration or termination of the last valid patent claim covering the manufacture, use, sale or importation of the licensed product in a particular country or 10 years after the first commercial sale of a licensed product. During the three and nine months ended September 30, 2024, the Company made no payments of royalties or milestones.

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

During the three months ended September 30, 2024 and 2023, the Company recognized $19 thousand and $2.2 million, respectively, in revenue from collaborative arrangements related to upfront payments. During the three and nine months ended September 30, 2024 and 2023, the Company recognized no revenue from collaborative arrangements related to milestone payments. The unrecognized portion of the upfront payments received during the three and nine months ended September 30, 2024 and 2023 is recorded on the consolidated balance sheets as “Deferred revenue from collaborations”.

Changes in deferred revenue balances arose as a result of the Company recognizing the following revenue from collaborative arrangements during the periods below (in thousands):

	As of September 30,
	2024	2023

Deferred revenue from collaborations as of January 1	$84	$8,743
Consideration received in the period	208	679
Revenue from collaborations recognized in the period	(292)	(7,329)
Deferred revenue from collaborations as of September 30	-	$2,093

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

During the three months ended September 30, 2024 and 2023, the Company recognized $1.3 million and $1.1 million, respectively, in revenue from customers related to upfront payments. During the three months ended September 30, 2024 and 2023, the Company recognized no revenue from customers related to milestone payments. The unrecognized portion of the upfront payments received during the three months ended September 30, 2024 and 2023 is recorded on the consolidated balance sheets as “Deferred revenue from customers”.

Changes in deferred revenue balances arose as a result of the Company recognizing the following revenue from customers during the periods below (in thousands):

	As of September 30,
	2024	2023

Deferred revenue from customers as of January 1	$1,224	$700
Consideration received in the period	2,436	6,676
Revenue from customers recognized in the period	(3,005)	(5,519)
Deferred revenue from customers as of September 30	$655	$1,857

12.
Commitments and contingencies

From time to time, the Company may have certain contingent liabilities, including legal matters that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Contingent liabilities requiring accrual were appropriately accrued as of September 30, 2024 and December 31, 2023. The Company enters into contracts in the normal course of business that includes arrangements with clinical research organizations, vendors for preclinical research and vendors for manufacturing. These agreements generally allow for cancellation with notice. As of September 30, 2024, the Company had no material non-cancellable purchase commitments.

13.
Income taxes

The Company recorded income tax expense of $0.3 million for the nine months ended September 30, 2024, primarily related to the Company's international operations.

The Company has a history of losses in prior fiscal years and projects losses for the full year 2024. The Company continues to maintain a full valuation allowance on its net deferred tax assets.

14.
Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss	$(19,259)	$(18,041)	$(49,061)	$(59,787)
Weighted average common stock outstanding	6,272,291	1,739,847	6,258,706	1,728,282
Net loss per share - basic and diluted	$(3.07)	$(10.37)	$(7.84)	$(34.59)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Options to purchase common stock	523,457	445,278	523,457	445,278
Unvested restricted stock	4,429	5,365	4,429	5,365
Warrants to purchase common stock	2,249,680	-	2,249,680	-
	2,777,566	450,643	2,777,566	450,643

15.
Subsequent events

In preparing the interim financial statements for the three and nine months ended September 30, 2024, the Company evaluated subsequent events for recognition and measurement purposes, no such event has occurred which require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from these forward-looking statements as a result of many factors, including those discussed in “Risk Factors” and “Special note regarding forward-looking statements.” Unless otherwise indicated, all information in this Quarterly Report on Form 10-Q gives effect to a 1-for-25 reverse stock split of our common stock that became effective on August 19, 2024, and all references to shares of common stock outstanding and per share amounts give effect to the reverse stock split.

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel therapeutics to address unmet medical needs in liver diseases and viral infections, including in the areas of chronic hepatitis B (CHB), metabolic dysfunction associated steatohepatitis (MASH), and coronavirus infections (e.g., SARS-CoV-2, SARS-CoV, MERS-CoV, and other related infections). The Aligos team has a demonstrated track record of success in drug development and medicinal chemistry in liver and viral diseases, resulting in three potential best-in-class drug candidates, all of which are currently in clinical studies.

Our pipeline of drug candidates includes ALG-000184 for CHB, ALG-055009 for MASH, ALG‑097558 for coronavirus infections, and we also have a portfolio of preclinical programs. ALG-000184 is our potential best-/first-in-class Capsid Assembly Modulator (CAM-E) for CHB with enhanced pharmacologic properties vs. competitor CAM-E drugs and has demonstrated greater HBV DNA suppression compared to the standard of care, nucleos(t)ide analogs (NAs), as well as multi-log10 reductions in viral antigens. ALG-055009 is our potential best-in-class thyroid hormone receptor beta (THR-β) agonist for MASH with enhanced pharmacologic properties vs. competitor THR-β agonists. Phase 2a topline data demonstrated that ALG-055009 dose groups met the primary endpoint with statistically significant reductions in liver fat at Week 12 as measured by Magnetic Resonance Imaging Proton Density Fat Fraction (MRI-PDFF).

CHB

Our primary area of focus seeks to enhance the viral suppression and rate of functional cure for CHB, which often results in life-threatening conditions such as cirrhosis, end-stage liver disease, and the most common form of liver cancer, hepatocellular carcinoma (HCC). To achieve this, we are developing a portfolio of differentiated CHB drug candidates, including a small molecule Capsid Assembly Modulator that results in the production of empty viral capsids and small molecule inhibitors of the Programmed Cell Death Ligand 1 (PD‑1/PD-L1) interaction.

We have completed the initial Phase 1a study in healthy volunteers (HVs) for our CAM-E, ALG‑000184, and a Phase 1b dose range finding study evaluating the safety, pharmacokinetic (PK) and antiviral activity of 10-300 mg doses of ALG‑000184 for 28 days among untreated HBV e-antigen (HBeAg) positive/negative CHB subjects. For these studies, ALG‑000184 was found to be well tolerated with a favorable PK profile and demonstrated potentially best-in-class multi-log10 HBV DNA and RNA reductions at all doses tested, as well as HBV surface antigen (HBsAg) reductions in a subset of HBeAg positive subjects receiving 300 mg ALG‑000184 (Hou et. al, AASLD 2022). Based on the favorable profile after dosing up to 300 mg ALG‑000184 x 28 days, additional Phase 1b cohorts are currently ongoing and evaluating the risk-benefit profile of up to 300 mg doses of ALG000184 with or without entecavir (ETV) therapy for up to 96 weeks in HBeAg positive and HBeAg negative CHB subjects. Preliminary data have been presented for several of these cohorts (Agarwal et al., EASL 2024, Yuen et al., EASL 2024) and indicate that ALG000184 (± ETV) dosed for up to 72 weeks was well tolerated with a favorable PK profile and potentially best-in-class antiviral activity.

Data from ≤72 weeks following an oral daily dose of 300 mg ALG-000184 monotherapy demonstrated HBV DNA suppression (<LLOQ <10 IU/mL) in 6/10 (60%) subjects by Week 48 and in 9/10 (90%) HBeAg-positive CHB subjects by Week 72. This monotherapy arm also showed that as HBeAg declined to near undetectability in this patient population, and that anti-HBe antibody (HBeAb) levels exhibited a positive increasing trend. Data from subjects who received a daily single dose of 300 mg ALG-000184 monotherapy demonstrated complete sustained suppression of HBV DNA (<LLOQ 10 IU/mL) and RNA (<LLOQ 10 copies/mL) for all 11 HBeAg-negative CHB subjects (100%) by week 48, with reduction in HBcrAg levels indicating inhibition of HBV replication, and suggesting inhibition of cccDNA establishment/replenishment. In both patient populations, ALG-000184 continued to be well tolerated with no viral breakthrough.

Compared to Phase 3 studies with the current standard of care NAs, tenofovir disoproxil fumarate (TDF) and tenofovir alafenamide (TAF) (Buti et al., Lancet Gastro, 2016), these Phase 1b data indicate that ALG‑000184 treatment may result in a substantially higher proportion of subjects with HBV DNA levels < LLOQ (10 IU/mL) at Week 48, which is the approvable endpoint for chronic suppressive therapy in HBV (Food and Drug Administration (FDA) Guidance, Chronic Hepatitis B Virus Infection: Developing Drugs for Treatment Guidance for Industry, April 2022 – Section III.B.1.a). We recently received supportive feedback from the FDA regarding chronic suppressive therapy with ALG-000184. Subsequent clinical studies of ALG‑000184 can be conducted to show superiority to standard of care with the proportion of subjects with HBV DNA levels < LLOQ (10 IU/mL) at Week 48, as the primary approvable endpoint. Additionally, in combination with other mechanisms of action such as Amoytop’s mipeginterferon alfa-2b and those in our CHB portfolio, ALG-000184 may lead to higher rates of functional cure. Dosing of HBeAg positive and HBeAg negative subjects with ALG000184 ± ETV will continue throughout 2024 and interim safety, PK, and antiviral activity data will be presented at scientific conferences throughout the year. In October 2024, Aligos announced that the FDA cleared the Company’s investigational new drug application (IND) for a Phase 1 drug-drug interaction study, and while Phase 2 enabling activities are ongoing, we plan the submission of a new Phase 2 protocol under the existing IND in the first quarter of 2025.

We are also exploring ways to boost immune responses via small molecule inhibitors of the Programmed Cell Death Ligand 1 (PD-L1) transmembrane protein and its interaction with Programmed Cell Death Protein 1 (PD-1). We have rationally designed these T cell activating drug candidates to partition preferentially to the liver and thereby potentially mitigate systemic toxicity with the goal to develop better tolerated PD-1/PD-L1 inhibitors for CHB patients. Lead molecules developed to date show in vivo efficacy in tumor models similar to approved PD-1/PD-L1 antibodies. Our small molecule lead compounds also demonstrate greater PD-L1 target occupancy at a lower dose in a humanized PD-L1 subcutaneous tumor model compared to competitor small molecule PD-L1 inhibitors. We have recently selected two lead molecules and have completed scale-up to enable further advancement towards clinical development.

MASH

MASH is a complex, chronic liver disease which is a leading cause of liver-related morbidity including cirrhosis, hepatocellular carcinoma, liver transplant, and end-stage liver disease. The FDA recently approved the first drug for the treatment of MASH, resmetirom, a THR-β agonist, but a need remains for better therapies due to resmetirom’s sub-optimal risk-benefit profile, particularly its likely sub-maximal efficacy. To achieve this, we have purpose-built ALG-055009 to have increased potency (~50-fold greater vs. resmetirom in head-to-head in vitro studies) and ß selectivity as well as enhanced pharmacologic properties to deliver a better PK profile; we believe all of these advantages make ALG-055009 well positioned to be a potential best-in-class THR-β agonist.

ALG-055009 completed evaluation in a Phase 1 study in HVs (oral single ascending doses (SAD)) and in subjects with hyperlipidemia (14 oral daily doses). Clinical data after single doses up to 4 mg and multiple doses up to 1 mg showed that ALG‑055009 was well tolerated, had dose proportional PK with low intersubject variability, and demonstrated expected thyromimetic effects (i.e., generally dose proportional increases in sex hormone binding globulin and decreases in various atherogenic lipids and thyroid hormones). In this same study, we also evaluated relative bioavailability where we showed the soft gelatin capsules being used in current studies deliver similar exposures compared to the solution used in Phase 1 studies; we observed low intersubject PK variability and there was no evidence of a meaningful food effect.

Based on these promising Phase 1 data, we initiated the Phase 2a HERALD study (NCT06342947) at sites across the United States. The study is a 12-week randomized, placebo-controlled trial evaluating 4 doses (0.3 mg, 0.5 mg, 0.7 mg, and 0.9 mg) of ALG-055009 vs. placebo in 102 subjects with presumed liver fibrosis at stages 1-3 (F1-F3) with MASH. In addition to collecting safety and PK data, this study is also designed to assess multiple efficacy biomarkers, which include MRI-PDFF and other non-invasive tests previously shown to be impacted by treatment with THR‑ß agonists. We announced positive topline safety and 12-week MRI-PDFF data from this study in September 2024, demonstrating that ALG-055009 dose groups met the primary endpoint. Doses of 0.5 mg to 0.9 mg ALG-055009 demonstrated statistically significant reductions in liver fat at Week 12, with placebo-adjusted median relative reductions up to 46.2% as measured by MRI-PDFF. Up to 70% of subjects achieved ≥30% relative reduction in liver fat compared to baseline. ALG-055009 demonstrated a favorable tolerability profile with no evidence of clinical hyper/hypothyroidism. Incidence of gastrointestinal-related treatment emergent adverse events were similar in ALG-055009 dose groups compared to placebo. Specifically, a non-dose-related, lower incidence of diarrhea was observed in ALG-055009 dose groups compared to placebo. Significant reductions in atherogenic lipids, including LDL-C, lipoprotein (a), and apolipoprotein B were also observed. We plan to present additional data from this study at upcoming scientific conferences. Phase 2b enabling activities are underway, with expected completion in the middle of 2025. We are also assessing potential Phase 2b clinical trial study designs with key opinion leaders, and plan to consult with the FDA. Lastly, we are evaluating a variety of options to fund continued development and are in early partnering discussions.

Coronavirus

Another area of focus is to develop drug candidates with pan-coronavirus antiviral activity, including against Severe Acute Respiratory Syndrome coronavirus 2 (SARS-CoV-2), the virus responsible for COVID-19. In this area of focus, we are exploring small molecule coronavirus 3CL protease inhibitors (PIs) in collaboration with the Rega Institute at Katholieke Universiteit Leuven (KU Leuven), the Center for Innovation and Stimulation of Drug Discovery (CISTIM) and the Centre for Drug Design and Discovery (CD3). This collaboration led to the discovery of ALG-097558 which has advanced into Phase 1 clinical trials.

ALG‑097558 has been shown to be at least 6-fold more potent than nirmatrelvir and other PIs in clinical development against a panel of SARS-CoV-2 variants (including Omicron). It also has demonstrated broad pan-coronavirus activity, including against SARS-CoV and MERS-CoV. In Phase 1 clinical studies, single doses up to 2000 mg and multiple doses up to 800 mg Q12 for 7 days have been well tolerated with an acceptable PK profile that indicates ritonavir boosting is not required. Based on these Phase 1 data (Wilkes et al, ESCMID, 2024), the projected efficacious dose range to treat SARS-CoV-2 is 200-600 mg ALG-097558 Q12 x 5 days.

ALG-097558 is expected to begin three additional clinical trials in the fourth quarter of 2024. AGILE University of Liverpool, a UK government supported platform trial (MRC and Wellcome Trust funding), will sponsor and perform a study in high-risk COVID patients evaluating ALG-097558 as monotherapy or in combination with remdesivir. In addition, the NIAID will sponsor two clinical studies in special populations (renal/hepatic impairment subjects) evaluating pharmacokinetic (PK) differences. NIAID will also sponsor a drug drug interaction and relative bioavailability study in healthy volunteers. We expect that future development of ALG‑097558, including ongoing Phase 2 enabling activities, will be funded by external sources, including public funding sources as described below.

Preclinical activities for our coronavirus program were partially funded through a grant from the National Institutes of Health (NIH) and the National Institute of Allergy and Infectious Diseases (NIAID) Antiviral Drug Discovery (AViDD) Centers for Pathogens of Pandemic Concern program through the Metropolitan AntiViral Drug Accelerator (MAVDA) consortium. Specific clinical and nonclinical studies for the ALG-097558 program and the follow up compound, are now also being funded with federal funds from the NIAID, NIH, Department of Health and Human Services, under Contract No. 75N93023C00052. We filed an IND in the third quarter of 2024 and clinical studies in special populations are planned to be initiated in the second half of 2024 through the end of 2025 as part of this NIAID contract. We expect to receive approximately $13.8 million in funds across these two NIH awards and contracts to support these activities. We are also seeking additional external funding (e.g., from governmental agencies) to support future studies (e.g., Phase 2) as we advance ALG-097558 for the treatment of COVID-19 and future coronavirus pandemics.

We have incurred net losses and negative cash flows from operations in each year since our formation in February 2018. Our net losses were $49.1 million and $59.8 million for the nine months ended September 30, 2024 and 2023, respectively, and our net losses were $87.7 million for the year ended December 31, 2023. We have had no revenue from product sales. As of September 30, 2024, we had an accumulated deficit of $535.9 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. Our net operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of our clinical trials and nonclinical studies and our other research and development expenses. We have no internal manufacturing capabilities or sales force and outsource a substantial portion of our clinical trial work to third parties.

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

We track direct external research and development expenses on a program-specific basis (CHB, MASH, coronaviruses and early-stage programs). The following table summarizes these research and development costs, in thousands:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Direct research and development expenses by development program:
Chronic Hepatitis B program	$2,243	$973	$6,878	$5,572
Metabolic dysfunction-associated steatohepatitis program	4,737	1,642	15,156	4,266
Coronaviruses program	679	3,092	3,748	7,361
Other early-stage programs	740	1,740	2,747	4,980
Total direct research and development expenses	8,399	7,447	28,529	22,179
Total indirect research and development expenses	8,375	8,420	25,709	28,604
Total research and development expense	$16,774	$15,867	$54,238	$50,783

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

Results of Operations

Comparison of the three and nine months ended September 30, 2024 and 2023

Revenue and operating expenses

The following table summarizes our operating expenses for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2024	2023	($)%		2024	2023	($)%

Revenue from collaborations	$19	$2,154	$(2,135)	-99%	$311	$7,329	$(7,018)	-96%
Revenue from customers	1,250	1,085	165	15%	3,005	5,519	(2,514)	-46%
Operating expenses:
Research and development	16,774	15,867	907	6%	54,238	50,783	3,455	7%
General and administrative	4,626	6,443	(1,817)	-28%	17,669	24,195	(6,526)	-27%
Total operating expenses	21,400	22,310	(910)	-4%	71,907	74,978	(3,071)	-4%
Loss from operations	(20,131)	(19,071)	(1,060)	6%	(68,591)	(62,130)	(6,461)	10%
Interest and other income, net:
Interest income, net	457	1,005	(548)	-55%	1,356	2,708	(1,352)	-50%
Other income, net	506	54	452	838%	18,478	460	18,018	3917%
Total interest and other income, net	963	1,059	(96)	-9%	19,834	3,168	16,666	526%
Loss before provision for income taxes	(19,168)	(18,012)	(1,156)	6%	(48,757)	(58,962)	10,205	-17%
Income tax expense	(91)	(29)	(62)	214%	(304)	(825)	521	-63%
Net Loss	(19,259)	(18,041)	(1,218)	7%	(49,061)	(59,787)	10,726	-18%

Revenue from collaborations

Revenue from collaborations decreased by $2.1 million and $7.0 million, respectively, for the three and nine months ended September 30, 2024, when compared to the same period in 2023. The decrease was primarily due to the completion of the Amended Agreement with Merck in the first quarter of 2024.

Revenue from customers

Revenue from customers increased by $0.2 million and decreased by $2.5 million, respectively, for the three and nine months ended September 30, 2024, when compared to the same period in 2023. The nine month decrease was due to the near completion of the original agreement with Amoytop and the start of the extension agreement. The three month increase was due to additional work completed on the extension.

Research and development expenses

Research and development expenses increased by $0.9 million during the three months ended September 30, 2024, compared to the same period in 2023. The increase in the three-month period was primarily due to a $1.0 million increase in third party expenses due to increased clinical study costs, a $0.3 million increase in facility and other expenses, and a $0.1 million increase in travel and recruiting. This was partially offset by a $0.5 million decrease in employee-related costs including a $0.3 million decrease in stock-based compensation.

Research and development expenses increased by $3.5 million during the nine months ended September 30, 2024, compared to the same period in 2023. The increase in the nine-month period was primarily due to a $7.6 million increase in third party expenses due to increased clinical study costs. This was partially offset by a $3.3 million decrease in employee-related costs including a $1.4 million decrease in stock-based compensation, a $0.1 million decrease in depreciation, and a decrease of $0.7 million in facility and other expenses.

General and administrative expenses

General and administrative expenses decreased by $1.8 million during the three months ended September 30, 2024, compared to the same period in 2023. This was primarily due to a $0.7 million decrease in third party expenses due to reduced legal and IP spend, and a $1.1 million decrease in employee-related costs.

General and administrative expenses decreased by $6.5 million during the nine months ended September 30, 2024, compared to the same period in 2023. This was primarily due to a $3.6 million decrease in third party expenses due to reduced legal and IP spend, a $1.0 million decrease in facility and other expenses, a $2.3 million decrease in employee-related costs, and a $0.2 million decrease in depreciation. This was partially offset by a $0.6 million increase in travel and recruiting.

Interest and other income, net

The following table summarizes our interest and other income, net for the three and nine months ended September 30, 2024 and 2023 (in thousands):

`	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2024	2023	($)%		2024	2023	($)%

Interest income, net	$457	$1,005	$(548)	-55%	$1,356	$2,708	$(1,352)	-50%
Other income, net	506	54	452	838%	18,478	460	18,018	3917%
Total interest and other income, net	$963	$1,059	$(96)	-9%	$19,834	$3,168	$16,666	526%

Interest income, net decreased by $0.5 million and $1.4 million for the three and nine months ended September 30, 2024 when compared to the same periods ended September 30, 2023, primarily due to a general decrease in market interest rates.

Other income, net increased by $0.5 million and $18.0 million, respectively, for the three and nine months ended September 30, 2024 compared to the same periods ended September 30, 2023, due to the change in fair value of the Common Warrants associated with the Securities Purchase Agreement which are remeasured at the end of each reporting period.

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

As of September 30, 2024, we had cash, cash equivalents and investments of $74.9 million.

Capital resources

Our primary use of cash is to fund operating expenses, which consist primarily of research and development costs related to our drug candidates and our discovery programs, and to a lesser extent, general and administrative expenditures. We expect our expenses to increase substantially in connection with our ongoing clinical development activities related to our CHB drug candidate

ALG‑000184, which we have initiated clinical trials, as well as our research and development of our other drug candidates within our MASH and coronavirus programs.

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

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Net cash and cash equivalents used in operating activities	$(62,340)	$(56,339)
Net cash and cash equivalents (used in) provided by investing activities	(38,251)	44,988
Net cash and cash equivalents provided by financing activities	258	392
Net decrease in cash, cash equivalents, and restricted cash	$(100,333)	$(10,959)

Operating activities

During the nine months ended September 30, 2024, operating activities utilized $62.3 million of cash, primarily resulting from our net loss of $49.1 million, net changes in operating assets and liabilities of $4.6 million, and non-cash charges of $8.6 million. Net cash used in operating activities resulted in changes in our operating assets and liabilities of $4.6 million, consisting of a decrease of $2.7 million in accrued liabilities, a decrease of $2.0 million in operating lease liabilities, a decrease of $0.1 million in deferred revenue from collaborations, an decrease of $0.6 million in deferred revenue from customers, partially offset by an increase of $0.2 million in accounts payable and a decrease in other assets of $0.5 million. The decrease in deferred revenue from collaborations was due to the recognition of revenue from collaborations due to progress towards the completion of the projects. The decrease in accrued liabilities was largely due to the bonus payments that occurred in the first quarter of 2024. The decrease in accounts payable is due to the timing of payments to vendors.

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

Investing activities

During the nine months ended September 30, 2024, investing activities used $38.3 million of cash, primarily due to $108.1 million of purchase of short-term investments partially offset by $70.0 million related to maturities of short-term investments.

During the nine months ended September 30, 2023, investing activities provided $45.0 million of cash, primarily due to $45.0 million of investment maturities.

Financing activities

During the nine months ended September 30, 2024, net cash provided by financing activities was $258.0 thousand, consisting primarily due to proceeds from the ESPP purchase.

During the nine months ended September 30, 2023, net cash provided by financing activities was $392 thousand, consisting primarily of proceeds from the ESPP purchase and from the exercise of stock options, partially offset by payments of our finance leases.

Contractual obligations and commitments

We have no material changes to our contractual obligations and commitments as of September 30, 2024 as disclosed in the contractual obligations and commitment section in our Annual Report on Form 10-K filed with the SEC on March 12, 2024.

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

For a discussion of our critical accounting estimates, see “Management’s discussion and analysis of financial condition and results of operations” and the notes to our audited financial statements in our Annual Report on Form 10-K, filed with the SEC on March 12, 2024 for the year ended December 31, 2023, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through September 30, 2024 from those discussed in our Form 10-K.

Recently issued and adopted accounting pronouncements

For a description of the expected impact of recently adopted accounting pronouncements, see Note 2. Summary of significant accounting policies in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the nine months ended September 30, 2024, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures.

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), to allow timely decisions regarding required disclosure. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of disclosure controls and procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In each fiscal year since inception, we have incurred significant net losses. We generated $19.3 million and $49.1 million and losses for the three and nine months ended September 30, 2024, and $87.7 million losses for the year ended December 31, 2023. As of September 30, 2024, we had a total stockholders’ equity of $50.1 million. We have funded our operations to date primarily with proceeds from the sale of common stock, preferred stock, convertible notes, revenue from customer and collaboration agreements, and warrants. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our drug candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We may continue to incur significant expenses and operating losses for the foreseeable future.

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

Our operations have consumed substantial amounts of cash since our inception. Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our initial nonclinical and clinical drug candidates. Nonclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. In October 2023, we closed a private placement, which resulted in gross proceeds of approximately $92.1 million, before deducting placement agent fees and expenses. As of September 30, 2024, we had cash, cash equivalents and investments of $74.9 million. We expect to continue to spend substantial amounts to continue the nonclinical and clinical development of our current and future programs. If we are able to gain marketing approval for drug candidates that we develop, we will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate we develop.

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

We currently have a shelf registration statement effective, however, our ability to raise capital under this registration statement may be limited by, among other things, SEC rules and regulations impacting the eligibility of smaller companies to use Form S-3 for primary offerings of securities. Based on our public float, as of the date of the filing of this report, we are only permitted to utilize a shelf registration statement, subject to Instruction I.B.6 to Form S-3, which is referred to as the “baby shelf” rule. For so long as our public float is less than $75.0 million, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months pursuant to the baby shelf rules. Although alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on us, and may not be available on attractive terms.

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

On September 5, 2023, we received a letter from Nasdaq indicating that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share required for continued inclusion on the Nasdaq Global Select Market under the Nasdaq Listing Rules. On March 6, 2024, our common stock began trading on the Nasdaq Capital Market, making us eligible for an additional compliance period that ended on September 3, 2024.

Under Nasdaq Listing Rule 5810(c)(3)(A), if the closing bid price of our Common Shares is at or above $1.00 for a minimum of 10 consecutive business days by September 3, 2024, we would regain compliance with the minimum bid price requirement and our Common Shares would continue to be eligible for listing on the Nasdaq Capital Market, absent noncompliance with any other requirement for continued listing. On August 19, 2024, we effected a 1-for-25 reverse stock split of our common stock seeking to regain compliance with Nasdaq’s continued listing standards. From August 19, 2024 to August 30, 2024 (10 consecutive business days), the closing bid price of our common stock exceeded $1.00 per share. Accordingly, on September 3, 2024, we received a notice from Nasdaq indicating that we had regained compliance with Listing Rule 5450(a)(1) and 5550(a)(2) as of such date.

Although we currently comply with Rule 5605 and the minimum bid requirement, there can be no assurance that we will be able to maintain compliance with listing requirements or maintain the listing of our common stock on Nasdaq.

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

Specifically, should we experience another pandemic or epidemic outbreak on a similar if not greater scale as the COVID-19 outbreak, the clinical trial sites for our current drug trials, and future planned trials may be affected due to prioritization of hospital resources toward the outbreak efforts, travel or quarantine restrictions imposed by national, federal, state or local governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. Some of our third-party manufacturers we use for the supply of materials for drug candidates or other materials necessary to manufacture product to conduct clinical trials may be located in countries affected by the outbreak, and, should they experience disruptions such as temporary closures or suspension of services, we would likely experience delays in advancing these trials.

In addition, the U.S. House of Representatives has passed the BIOSECURE Act and the Senate has advanced a substantially similar bill, which legislation, if passed and enacted into law, would have the potential to restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We do business with companies in China and it is possible some of our contractual counterparties could be impacted by this legislation.

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

We have invested a significant portion of our time and financial resources in the pursuit of a treatment for MASH, including ALG-055009, our THR‑ß agonist which is currently in a Phase 2a trial. If we cannot successfully develop, obtain regulatory approval for and commercialize our drug candidates for the treatment of MASH, our business may be harmed. The mechanism of action of our MASH drug candidates is complex, and we do not know the degree to which it will translate into a therapeutic benefit, if any, in MASH or any other indication, and we do not know the degree to which the complex mechanism of action may contribute to long-term safety issues or adverse events when our drug candidates are taken for prolonged periods, as is inherent in the treatment of MASH.

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

Any marketing approvals that we receive for any current or future drug candidate may be subject to limitations on the approved indicated uses for which the product may be marketed or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the drug candidate. The FDA may also require a REMS as a condition of approval of any drug candidate, which could include requirements for a Medication Guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk-minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves a drug candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import and export and record keeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration, as well as continued compliance with current Good Manufacturing Practice (cGMP), and Good Clinical Practice (GCP), for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with any approved candidate, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. For example, we have or are currently conducting initial clinical trials for ALG-000184, ALG-055009 and ALG-097558 in many countries (e.g., New Zealand, Hong Kong, the United Kingdom), and plan to conduct additional clinical trials in several other countries and territories within the Asia Pacific and/or Europe and our conduct of the trials must satisfy specific requirements in order for the FDA to accept the data in support of an IND or NDA in the United States. Further, any regulatory approval for our drug candidates may be withdrawn. If we fail to comply with the applicable regulatory requirements, our target market will be reduced and our ability to realize the full market potential of our drug candidates will be harmed and our business, financial condition, results of operations and prospects could be harmed.

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

Additionally, because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or drug candidates or for indications that later prove to have greater commercial potential. For example, we are currently focused on the development of our current drug candidates for hepatological indications. In addition, we are pursuing other drug candidates for viral diseases. However, the advancement of these drug candidates may ultimately prove to be unsuccessful or less successful than another program in our pipeline that we might have chosen to pursue on a less aggressive basis. However, due to the significant resources required for the development of our drug candidates, we must focus on specific diseases and disease pathways and decide which drug candidates to pursue and the amount of resources to allocate to each. Our near-term objective is to demonstrate favorable profiles through Phase 1 clinical trials of our drug candidates ALG-000184, ALG‑055009 and ALG-097558. Our estimates regarding the potential market for our drug candidates could be inaccurate and our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular drug candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, any potential decision to delay or terminate development of a drug candidate or program may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. Further, if we do not accurately evaluate the commercial potential for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate. Alternatively, we may allocate internal resources to a drug candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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

We do not have the ability to independently conduct certain nonclinical studies and clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs, to conduct or otherwise support certain nonclinical studies and clinical trials for our drug candidates, including ALG‑000184, ALG‑055009, and ALG-097558, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our nonclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our nonclinical studies or clinical trials, we could be subject to untitled and warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

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

In addition, the U.S. House of Representatives has passed the BIOSECURE Act and the Senate has advanced a substantially similar bill, which legislation, if passed and enacted into law, would have the potential to restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We do business with companies in China and it is possible some of our contractual counterparties could be impacted by this legislation.

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

As of September 30, 2024, we had 68 full-time employees, including 52 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

As of September 30, 2024, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 66% of our outstanding common stock (assuming all shares of non-voting common stock are converted into voting common stock in accordance with the terms of our amended and restated certificate of incorporation), and 26% of our outstanding common stock (assuming all shares of non-voting common stock are converted to voting common stock and all pre-funded warrants are exercised in full on a cash exercise basis). In addition, in our October 2023 private placement, certain of the holders of 5% or more of our capital stock acquired pre-funded warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $0.0025 per share) and common warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $18.92 per share). Until exercised, the shares issuable upon the exercise of the pre-funded warrants and the common warrants are not included in the number of our outstanding shares of common stock. If such holders exercise their warrants, then the shares of our capital stock beneficially owned by our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates would increase significantly. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

The dual class structure of our common stock may limit an investor’s ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Consequently, the exercise by holders of our non-voting common stock of their option to make this conversion will have the effect of increasing the relative voting power of such holders, and correspondingly decreasing the voting power of the holders of our common stock, which may limit an investor’s ability to influence corporate matters. As of September 30, 2024, we had 123,693 shares of non-voting common stock outstanding. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the Securities Exchange Act), and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline.

As of September 30, 2024, approximately 0.6 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

In addition, the holders of approximately 6.3 million of our total common stock and non-voting common stock are entitled to rights with respect to the registration of their shares under the Securities Act described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered sales of equity securities

In September 2024, an investor exercised a Pre-Funded Warrant to purchase an aggregate of 128,760 shares of Common stock for an aggregate purchase price of $321.90 and was issued 128,760 shares of Common Stock.

Use of proceeds

None.

Issuer purchasers of equity securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 (c) trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Provided Herewith
		Form	Date	Number

3.1 (a)	Amended and Restated Certificate of Incorporation.	8-K	10/20/2020	3.1

3.1 (b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	6/28/2024	3.1

3.1 (c)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	8/19/2024	3.1

3.2	Amended and Restated Bylaws.	8-K	10/20/2020	3.2

4.1	Reference is made to Exhibits 3.1(a), 3.1(b) and 3.2.

4.2	Form of Common Stock Certificate.				X

4.3	Form of Common Warrant Agreement.	8-K	10/25/2023	4.2

4.4	Form of Pre-Funded Warrant Agreement.	8-K	10/25/2023	4.1

10.1(a)#	2024 Employment Inducement Award Plan.				X

10.1(b)#	Form of Stock Option Grant Notice and Stock Option Agreement.				X

10.1(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.				X

10.2#	Employment Agreement by and between Aligos Therapeutics, Inc. and Hardean Achneck, MD, effective as of September 4, 2024				X

10.3#	Non-Employee Director Compensation Policy				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 has been formatted in Inline XBRL.				X

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

ALIGOS THERAPEUTICS, INC.

Date: November 6, 2024	By:	/s/ Lawrence Blatt
Lawrence Blatt, Ph.D.
Chairman, President and Chief Executive Officer

Date: November 6, 2024	By:	/s/ Lesley Ann Calhoun
Lesley Ann Calhoun
Chief Financial Officer