Form 10-K
period 2024-12-31
Aligos Therapeutics, Inc.
filed 2025-03-10
CIK 1799448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant was approximately $38.7 million as of June 28, 2024, the last business day of the Registrant's most recently completed second fiscal quarter, based on (i) 3,191,425 shares of common stock, $0.0001 par value per share, outstanding, comprised of 3,067,732 shares of voting common stock, $0.0001 par value per share and 123,693 shares of non-voting common stock, $0.0001 par value per share, and (ii) the closing sales price for the Registrant’s common stock on the Nasdaq Capital Market on such date.

As of March 6, 2025, the Registrant had 6,114,311 shares of common stock, $0.0001 par value per share, outstanding, comprised of 5,314,311 shares of voting common stock, $0.0001 par value per share and 800,000 shares of non-voting common stock, $0.0001 par value per share. This number does not include 4,363,916 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of March 6, 2025 (which are immediately exercisable at an exercise price of $0.0025 and $0.0001 per share of common stock, respectively, subject to beneficial ownership limitations) sold in the Registrant’s private placement on October 23, 2023 and February 13, 2025. See Note 8— Common Warrants and Pre- Funded Warrants to the Registrant’s audited financial statements.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Report.

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

Summary of material risks associated with our business

The principal risks and uncertainties affecting our business include the following:

•
We are a clinical-stage biotechnology company with a limited operating history and no products approved for commercial sale. We have incurred significant losses since inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability for a full fiscal year, which, together with our limited operating history, makes it difficult to assess our future viability.
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

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company focused on developing novel therapeutics to address unmet medical needs in liver diseases and viral infections, including in the areas of chronic hepatitis B virus (HBV) infection, metabolic dysfunction-associated steatohepatitis (MASH), and coronavirus infections (e.g., SARS‑CoV‑2, SARS‑CoV, MERS‑CoV, and other related infections). The Aligos team has a demonstrated track record of success in drug development and medicinal chemistry in liver and viral diseases, resulting in three potential best‑in‑class drug candidates.

Our pipeline of drug candidates includes ALG‑000184 for chronic HBV infection, ALG‑055009 for MASH, ALG‑097558 for coronavirus infections, and a portfolio of preclinical programs. ALG‑000184 is our potential best‑/first‑in‑class Capsid Assembly Modulator (CAM‑E) for chronic HBV infection with enhanced pharmacologic properties vs. competitor CAM‑E drugs and has demonstrated greater hepatitis B virus deoxyribonucleic acid (HBV DNA) suppression compared to the standard of care, nucleos(t)ide analogs (NAs), as well as multi-log10 reductions in viral antigens in an ongoing, multi-part Phase 1 clinical trial spanning up to 96 weeks of treatment. ALG‑055009 is our potential best‑in‑class thyroid hormone receptor beta (THR‑β) agonist for MASH with enhanced pharmacologic properties vs. competitor THR‑β agonists. Phase 2a topline data demonstrated that ALG‑055009 dose groups met the primary endpoint with statistically significant reductions in liver fat at Week 12 as measured by Magnetic Resonance Imaging Proton Density Fat Fraction (MRI-PDFF). ALG‑097558 is our potential best-in-class small molecule coronavirus 3CL protease inhibitor (PI) which is at least 3‑fold more potent in cell‑based assays of coronavirus infection than other approved CoV PIs and can be dosed twice daily without the requirement for ritonavir co-dosing based on Phase 1 clinical studies conducted to date.

Our Pipeline

We are focused on liver and viral diseases, areas in which our employees have expertise and decades of experience. In the area of chronic HBV infection, our most advanced drug candidate, ALG‑000184, plays an important role in disrupting the HBV lifecycle with greater viral suppression as well as reductions in viral antigens, and has the potential to replace standard of care NAs and become the backbone of next-generation treatments. We have advanced our THR‑β agonist for MASH through a Phase 2a study and are evaluating a variety of options to fund continued development, including potential out-licensing. Our ritonavir‑free pan‑coronavirus protease inhibitor (PI) for the treatment of COVID‑19 also appears to be favorably differentiated in a Phase 1 study and is currently in clinical studies in high‑risk COVID-19 patients.

Figure 1: Aligos Development Pipeline

Chronic HBV Infection

Chronic HBV infection is the most common viral infection in the world and an area of substantial unmet medical need. There are over 296 million chronic carriers worldwide and approximately 1.5 million individuals become newly infected every year despite the availability of an efficacious prophylactic vaccine. In 2019, there were more than 90 million cases of chronic HBV infection in China alone, while the European Union (EU), United States and Japan accounted for nearly 8 million cases. Complications from chronic HBV infection include cirrhosis, end-stage liver disease, and hepatocellular carcinoma (HCC), which collectively resulted in approximately 1.1 million deaths in 2022, according to the World Health Organization (WHO). Chronic HBV infection is the primary cause of liver cancer worldwide, and the mortality associated with HBV‑related liver cancer continues to increase.

The primary treatment goal is to reduce HBV DNA to undetectable levels, normalize liver enzymes, prevent liver damage, and reduce the risk of developing HCC. The WHO 2024 guidelines currently recommend treatment in the presence of significant fibrosis, or HBV DNA >2,000 IU/mL and ALT>ULN, or the presence of special risk factors. Current therapy for chronic HBV infection may entail life-long treatment and does not eliminate the virus in a meaningful number of patients. In the case of NAs, long-term treatment can lower the amount of HBV DNA in systemic circulation, resulting in improvements in long-term disease outcomes, but virological relapse is common after treatment cessation. In addition, certain patients continue to progress to liver disease while on NA treatment.

Our goal for ALG‑000184 is to achieve superior rates of viral suppression (as measured by HBV DNA and a combination of HBV markers) with the potential to replace standard of care NA treatment and become the backbone of next-generation treatments. This includes the potential to meaningfully increase rates of functional cure, which is defined as a sustained loss of HBsAg and HBV DNA with or without hepatitis B surface antibody seroconversion after a finite treatment course. In addition, ALG‑000184 has the potential to treat all chronic HBV infection patients, with the possibility of lowering HBsAg, which may allow more patients to be eligible for curative therapies.

We have developed a portfolio of differentiated drug candidates for chronic HBV infection, including a small molecule CAM‑E that has entered clinical development, is designed to interfere with the HBV life cycle. We are also pursuing a strategy to restore immune function in patients with chronic HBV infection through targeting of the PD‑1 / PD‑L1 pathway and have recently selected a development candidate, ALG‑093940.

ALG‑000184: Potential best-in-class small molecule CAM‑E for chronic hepatitis B virus infection

In 2018, we in‑licensed a lead drug candidate (GLP‑26) and the associated IP for a CAM‑E from the laboratory of Professor Raymond Schinazi at Emory University. Our scientists optimized this lead drug candidate to discover the highly potent CAM‑E, ALG‑001075, which was further optimized to the prodrug ALG‑000184. ALG‑000184 has superior DMPK properties with enhanced absorption and high liver uptake, with a ~2-300-fold improvement in in vitro potency compared to other known CAMs.

CAM‑Es are a class of small molecule antiviral agents that accelerate HBV capsid assembly and inhibit pgRNA encapsidation (1st MOA), resulting in empty viral capsids and lower circulating HBV DNA and RNA levels. CAM‑Es are also believed to regulate the establishment of cccDNA (2nd MOA), a major factor for the persistence of HBV infection which can be assessed by circulating HBV antigen levels (HBsAg, HBcrAg, and HBeAg). In clinical trials, competitor CAM‑Es have shown reductions in HBV DNA and RNA (1st MOA), but have rarely or inconsistently shown reductions in HBV antigens (2nd MOA). There have also been observations of the emergence of viral CAM-E drug resistance.

Figure 2 – ALG‑000184 (CAM-E) vs. Nucleos(t)ide Analogs

Suppressing the Entire HBV Lifecycle

A multipart Phase 1 study is ongoing, with the completed evaluation of the safety, tolerability, and pharmacokinetic profile of ALG‑000184 in healthy volunteers (HVs). Additionally, a dose-ranging Phase 1 study assessing the safety, pharmacokinetics, and antiviral activity of 10-300 mg doses of ALG‑000184 administered over 28 days in untreated HBeAg+/- subjects with chronic HBV infection has also been completed. ALG‑000184 was found to be well tolerated with a favorable PK profile and demonstrated substantial HBV DNA and RNA reductions at all doses tested as well as HBsAg reductions in a subset of HBeAg positive subjects receiving 300 mg ALG‑000184 (Hou et al., AASLD 2022).

Figure 3 – Antiviral Effect in Subjects (HBeAg+) with Chronic HBV Infection

Mean HBV DNA Change from Baseline

Based on the favorable profile after dosing up to 300 mg ALG‑000184 x 28 days, additional ongoing cohorts are evaluating the safety and efficacy of daily doses up to 300 mg doses of ALG‑000184, with or without entecavir (ETV) for ≤96 weeks in HBeAg+/- subjects. Preliminary data from several of these cohorts (Agarwal et al., EASL 2024; Yuen et al., AASLD 2024) have been presented, showing that ALG‑000184 (± ETV), administered for up to 92 weeks, was well tolerated, exhibited a favorable PK profile, and demonstrated potentially best‑in‑class antiviral activity. Specifically, antiviral activity data demonstrated that 300 mg ALG‑000184 monotherapy resulted in profound reductions in HBV DNA which were greater than achieved with ETV alone (Figure 3). Furthermore, the extent of HBV DNA suppression was similar whether ALG‑000184 was dosed alone or in combination with ETV, potentially indicating ETV did not meaningfully contribute to observed HBV DNA lowering effects. Also of note, ALG‑000184 monotherapy was not associated with viral breakthrough as assessed by HBV DNA levels (Figure 3). These data indicate robust antiviral effects occur through the CAM‑E 1st MOA. Antiviral activity data has also indicated that ALG‑000184 may be inhibiting cccDNA establishment (2nd MOA), which is an important component of maintaining the HBV life cycle and the disruption of which may enhance the rates of functional cure. Evidence for the inhibition of cccDNA establishment/replenishment can be found in Figure 4, where the rates of multiple important cccDNA‑derived viral antigens (HBsAg, HBcrAg, and HBeAg) are reduced over time and in a dose responsive manner (Yuen et al., AASLD 2024).

Figure 4 – Antiviral Effect of 300mg ALG‑000184 Monotherapy in Subjects (HBeAg+) with Chronic HBV Infection

Mean HBV Antigen Change from Baseline

Dosing in HBeAg+/- subjects will continue through 2025, with 96-week safety, PK, and antiviral activity data to be presented at upcoming scientific conferences. An exploratory combination study with mipeginterferon alfa‑2b is expected to begin in 2025. In addition, enabling activities for a randomized, double‑blind, active controlled Phase 2 study of monotherapy with ALG‑000184 vs. tenofovir disoproxil fumarate in HBeAg+ and HBeAg- subjects are underway, with the Phase 2 study expected to begin in mid-2025.

MASH

One of the effects of improper diet and insufficient exercise is the accumulation of fatty deposits in the liver, referred to as metabolic dysfunction-associated steatotic liver disease (MASLD), which was estimated to occur in approximately 30% of the worldwide population as of 2019. An estimated 1.5% to 6.5% of the global population was estimated to have an ongoing inflammatory response to these excess fat deposits, which was previously referred to as NASH (non-alcoholic steatohepatitis), and is now called MASH. Over the past several years, the prevalence of MASH has continued to rise. In the United States alone, the prevalence of MASH is projected to increase from approximately 16.5 million in 2015 to 27.0 million in 2030. In the absence of changes in diet and exercise, the inflammation inherent in MASH persists and may result in progressive fibrosis of the liver, which may result in cirrhosis. These fibrotic changes are associated with numerous morbidities including recurrent hospitalization for complications of cirrhosis, HCC, need for liver transplant, and death.

There is currently one approved drug to treat MASH, a THR‑β agonist, resmetirom.

ALG‑055009: Potential best‑in‑class small molecule THR‑b agonist for MASH

The thyroid hormone triiodothyronine (T3) has many physiological effects throughout the body, ranging from increasing metabolism, including fat metabolism, to stimulating growth and development. T3 exerts its effects by binding to the thyroid hormone receptor (THR), which has two subtypes: alpha (THR-α) and beta (THR-b). The distribution of the two THR subtypes varies by organ, with THR‑b predominantly expressed in the liver and THR‑α predominantly expressed in other tissues (e.g., heart, skeletal muscles and bone). Drugs like resmetirom, which preferentially binds the THR‑b subtype, have been shown in clinical trials to lower lipid levels in serum and the liver, while avoiding the unwanted effects associated with THR-α stimulation. In addition to the intended effect of lowering liver lipid levels in MASH patients, lowering serum lipid levels via THR‑b agonism may also have favorable cardiovascular consequences in this population, which has a high rate of underlying cardiovascular disease.

The most advanced THR‑b agonist is resmetirom, which received FDA approval in March 2024 based on favorable Phase 3 data (Harrison et al., EASL 2023). This drug has demonstrated significant reductions in lipid levels in the liver and serum and, to date, has an acceptable risk-benefit profile. In addition, resmetirom has demonstrated histologic evidence of MASH resolution and fibrosis improvement in Phase 3, which are both FDA approvable MASH endpoints. Our THR‑b drug candidate ALG‑055009 may have important advantages over this compound. Side-by-side cell-based experiments in HEK293T cells indicate that ALG‑055009 is 50-fold more potent and 2-fold more selective for the b receptor compared to resmetirom.

A Phase 1 first in human study of ALG‑055009 in HVs (oral single doses) and subjects with hyperlipidemia (14 oral daily doses) has been completed. Data after single doses up to 4 mg and multiple daily doses up to 1 mg have previously been reported at EASL 2022 and AASLD 2023, respectively. At these conferences, data were presented that showed ALG‑055009 was well tolerated, had dose proportional PK and low variability, and demonstrated expected thyromimetic effects (i.e., generally dose proportional increases in sex hormone binding globulin and decreases in various atherogenic lipids and thyroid hormones without any clinical evidence of thyroid dysfunction).

A second Phase 1 study evaluating whether there is the potential for a drug-drug interaction (DDI) between ALG-055009 and atorvastatin has also been completed, with data demonstrating no clinically meaningful safety concerns or evidence of a DDI with atorvastatin.

We completed a Phase 2a proof of concept study (HERALD) under an amendment to an open investigational new drug application (IND) in 2024. The study was designed as a 12‑week randomized, double‑blind, placebo‑controlled trial evaluating 4 doses of ALG‑055009 vs. placebo in 102 subjects with presumed liver fibrosis stage 1-3 (F1-F3) MASH. The primary endpoint of this study was percent relative change in liver fat content by MRI-PDFF at Week 12. This study also evaluated the safety and PK of ALG‑055009 treatment and its effect on multiple other efficacy biomarkers.

Twelve weeks of once daily oral dose of ALG‑055009 treatment in MASH patients met the primary endpoint, with robust reductions in liver fat content at Week 12. Doses of 0.5 mg to 0.9 mg ALG‑055009 demonstrated statistically significant reductions in liver fat at Week 12, with placebo-adjusted median relative reductions up to 46.2% as measured by MRI-PDFF (Figure 5). Up to 70% of subjects achieved ≥30% relative reduction in liver fat compared to baseline, a positive prognostic indicator of histological improvements in MASH resolution and fibrosis reduction. Eighteen subjects who were on stable GLP-1 agonist therapy qualified for enrollment in the study, with liver fat content meeting the inclusion criteria of ≥10% at baseline as measured by MRI-PDFF. Notably, 11 out of 14 subjects on stable GLP-1 agonists treated with ALG‑055009 had liver fat decreases, whereas 4 out of 4 subjects on stable GLP-1 agonists treated with placebo had increases in liver fat over the 12-week dosing period (Figure 6).

Figure 5 – Placebo-Adjusted Median Relative Change in Liver Fat at Week 12

Note: Only subjects weighing >85kg were enrolled in the 0.9 mg dose group, no body weight restrictions were implemented in other dose groups. Data from MRI-PDFF analysis dataset, defined as all randomized subjects who have MRI-PDFF measurements available at both baseline and Week 12; median % change in placebo was +7.2%; *p<0.05 ***p<0.001.

Significant reductions in atherogenic lipids, including LDL-C, lipoprotein (a) and apolipoprotein B and dose‑dependent increases in sex hormone binding globulin were observed. In particular, ALG‑055009 demonstrated a dose-dependent reduction from baseline of up to 26.8% at Week 12 for lipoprotein (a), which is an established risk factor for cardiovascular disease that has been resistant to treatment with statin therapy. Treatment with ALG-055009 was well-tolerated, with no serious adverse events in subjects receiving ALG‑055009. There was one discontinuation due to a treatment emergent adverse event (TEAE) of worsening insomnia in a subject with pre-existing insomnia. The majority of TEAEs were mild or moderate with no clinical hypo/hyperthyroidism. No clinically concerning laboratory, ECG, physical exam, or vital sign trends/findings were observed. Similar rates of diarrhea were noted for active dose groups compared to placebo, with no dose-response.

Figure 6 – Additional Fat Reduction in Subjects with Stable Use of GLP-1 Agonists

Median Relative Percent Change in Liver Fat at Week 12

Based on its favorable potency/selectivity and PK, we believe ALG‑055009 has the potential to become a best-in-class THR‑b agonist and could play an integral role in future combination regimens for MASH. Phase 2b enabling activities are underway, with expected completion in mid-2025. We are also assessing potential Phase 2b clinical trial study designs with key opinion leaders. Lastly, we are evaluating a variety of options to fund continued development, including potential out-licensing.

Coronavirus

SARS-CoV-2 is responsible for the COVID-19 pandemic, which has infected more than 760 million individuals and is responsible for the death of more than 7 million individuals worldwide (WHO – 14 January 2025), including approximately 1.2 million in the US. After Middle East Respiratory Syndrome (MERS) and SARS (SARS‑CoV‑1), SARS‑CoV‑2 is the third known coronavirus to cross over from animal species to humans and cause significant morbidity and mortality in the past 20 years. Due to the COVID-19 pandemic and the risk of additional novel coronaviruses emerging in the future, there is a need to develop novel therapeutics with pan‑coronavirus activity that have a high barrier to resistance. While multiple vaccines are now available, it is unlikely that vaccination will be fully efficacious against all emerging variants and/or widely adopted, indicating that the need for effective therapeutic treatments will remain. Two orally available therapeutics have been authorized for the outpatient treatment of COVID-19, but both have important limitations related to sub-optimal efficacy (molnupiravir, a nucleoside analog; Merck) or the need for ritonavir boosting (PF‑07321332/nirmatrelvir, a viral protease inhibitor; Pfizer). Our drug candidate, ALG‑097558, is 3-fold more potent in cell-based assays than nirmatrelvir against a panel of SARS‑CoV‑2 variants (including Omicron), has broad pan-coronavirus activity, and does not require ritonavir boosting.

ALG‑097558: Potential best‑in‑class small molecule ritonavir‑free pan‑coronavirus protease inhibitor

In 2024 we completed evaluation of the safety and pharmacokinetics of ALG‑097558 after single and multiple (twice daily dosing x 7 days) doses in HVs. In this first‑in‑human Phase 1 clinical study, single doses up to 2000 mg and multiple doses up to 800 mg Q12H for 7 days were well tolerated with an acceptable PK profile that indicated ritonavir boosting is not required and absence of a clinically relevant DDI with midazolam, suggesting ALG‑097558 can be co-administered with CYP3A4 substrates. Based on these Phase 1 data (Wilkes et al, RespiDart, 2024), the projected efficacious dose range to treat SARS‑CoV‑2 is 200‑600 mg ALG‑097558 Q12H x 5 days.

ALG‑097558 began three additional clinical trials in 2024. AGILE University of Liverpool, a UK government supported platform trial (MRC and Wellcome Trust funding), is sponsoring and performing a study in high-risk COVID‑19 patients evaluating ALG‑097558 as monotherapy or in combination with remdesivir. In addition, two clinical studies evaluating PK in special populations (renal/hepatic impairment subjects) are on-going with funding obtained from a NIAID contract. NIAID is also sponsoring a drug‑drug interaction and relative bioavailability study in healthy volunteers expected to start dosing in the second quarter of 2025. We expect that future development of ALG‑097558, including ongoing Phase 2 enabling activities, will be funded by external sources, including public funding sources as described below.

Preclinical activities for our coronavirus program were partially funded through a grant from the National Institutes of Health (NIH) and the National Institute of Allergy and Infectious Diseases (NIAID) Antiviral Drug Discovery (AViDD) Centers for Pathogens of Pandemic Concern program through the Metropolitan AntiViral Drug Accelerator (MAVDA) consortium. Specific clinical and nonclinical studies for the ALG‑097558 program and the follow up compound, are now also being funded with federal funds from the NIAID, NIH, Department of Health and Human Services, under Contract No. 75N93023C00052. We submitted an IND in the third quarter of 2024 and clinical studies in special populations were initiated in the second half of 2024 as part of this NIAID contract. We expect to receive approximately $13.8 million in funds across these two NIH awards and contracts to support these activities. We are also seeking additional external funding (e.g., from governmental agencies) to support future studies (e.g., Phase 2) as we advance ALG‑097558 for the treatment of COVID‑19 and future coronavirus pandemics.

Early-stage discovery efforts

In addition to our development stage drug candidates, we are targeting additional novel liver and viral targets with our drug discovery platform. We are also pursuing backup candidates in order to create a robust portfolio of assets which we can draw upon to create an optimized regimen for treatment in all of our disease areas of interest.

Management

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

Our team’s collective experience and success in discovering and developing drugs targeting liver and viral diseases, combined with our in-house expertise in drug discovery, gives us a differentiated set of capabilities, which has enabled us to rapidly establish a robust pipeline of multiple novel drug candidates.

Our Strategy

Our strategy is to develop pharmacologically optimized drug candidates designed to achieve improved treatment outcomes. Our areas of focus are liver and viral diseases, where our team is leveraging their in-depth knowledge and expertise to develop potential regimens addressing large areas of unmet medical need. The core elements of our business strategy include:

•
Maximizing the value of our drug candidates. We currently hold worldwide development and commercialization rights, including through exclusive licenses, to all our drug candidates. We intend to pursue independent development and commercialization in select indications and markets that we can address with a specialty sales and marketing organization. We may opportunistically explore additional licensing agreements, collaborations or partnerships to develop our drug candidates in larger market indications where we could accelerate development utilizing the resources of larger biopharmaceutical companies, or to commercialize them in specific geographies.
•
Expanding our development capabilities and pipeline. We utilize our in-house discovery expertise to evaluate novel mechanisms of action with the potential to complement our current pipeline and work to continually improve upon our existing drug candidates. To further supplement our internal discovery and development efforts, we actively evaluate external technology platforms and assets for future development candidates for liver and viral diseases. To date, we have secured licenses for technology from Emory, Luxna and AM Chemicals, LLC (AM Chemicals).

Our Approach to Research and Development

Our small molecule and oligonucleotide platforms are designed to allow us to discover drug candidates that can be used to develop potentially best-in-class regimens. We believe we have a differentiated set of in-house capabilities to use in developing novel, optimized combination regimens across all of our current areas of focus.

Our team has extensive end-to-end drug discovery and development experience across multiple therapeutic areas and disciplines. Our clinical development strategy leverages past experiences to rapidly advance drug candidates towards optimized regimens. We have strengthened our platforms by in-licensing select intellectual property, which, together with our in-house expertise, allows us to develop novel and proprietary drug candidates.

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

CAM‑Es are small molecules that have been shown to significantly reduce HBV DNA and RNA levels in subjects with chronic HBV infection. We have identified ALG‑001075, which has demonstrated potentially best‑in‑class in vitro potency. The prodrug of ALG‑001075, ALG‑000184, has been evaluated as single and multiple doses in HVs and subjects with chronic HBV infection and been found to be well tolerated, with favorable PK, and substantial antiviral activity. ALG‑000184 is currently being evaluated in longer duration (≤96 week) cohorts with or without ETV, where it continues to show best‑in‑class antiviral properties across a variety of HBV markers. ALG‑000184 is currently being advanced towards Phase 2 studies.

THR‑β agonists are small molecules that have been shown to significantly reduce circulating lipid levels and improve liver histology in patients with MASH. Based on publicly available and/or internally collected in vitro data for THR‑β agonists currently in clinical development, our drug candidate ALG‑055009 has demonstrated the greatest beta selectivity and highest potency for the THR‑b receptor. ALG‑055009 also demonstrated dose proportional pharmacokinetics with low variability and expected thyromimetic effects in a completed Phase 1 study evaluating dosing for up to 14 days. ALG‑055009 completed a Phase 2a study in 2024, which met the primary endpoint with statistically significant reductions in liver fat at Week 12 as measured by MRI-PDFF.

PD‑1/PD‑L1 inhibitors are a way to boost immune responses via the programmed death 1 (ligand) PD‑1/PD‑L1 interaction. We have rationally designed these T cell activating drug candidates to partition in the liver and thereby potentially mitigate systemic toxicity in an effort to develop better tolerated PD‑1/PD‑L1 inhibitors for patients with chronic HBV infection. We have recently selected a lead molecule, ALG‑093940, and are completing in vivo dose range finding studies to enable further advancement towards clinical development. ALG‑093940 has shown similar in vivo efficacy in mouse tumor models to approved PD‑1/PD‑L1 antibodies. Our small molecule lead compound has also demonstrated greater PD‑L1 target occupancy at a lower dose in a humanized PD‑L1 subcutaneous tumor model compared to competitor small molecule PD‑L1 inhibitors.

Small molecule prodrugs

A prodrug is a compound that, after administration, is metabolized into the pharmacologically active parent drug. We use small molecule prodrug chemistry to optimize the drug-like properties of drug candidates to improve their solubility and pharmacokinetics. We have successfully applied this approach to ALG‑001075 to create ALG‑000184, our lead CAM-E drug candidate, which is currently being evaluated in the clinic for the treatment of chronic HBV infection.

We are engaged in multiple other small molecule discovery efforts to identify additional potentially best‑in‑class drug candidates for the treatment of liver and viral diseases.

Peptidomimetics

Peptidomimetics are small molecules derived from short polypeptides that can be used as drug candidates against multiple targets. The peptidomimetic approach has been successfully used in the antiviral field to develop protease inhibitor drugs against Hepatitis C virus (HCV) and human immunodeficiency virus (HIV). Working in collaboration with KU Leuven, CISTIM, and the CD3, our team has discovered multiple potent potential drug candidates targeting the 3C-like protease of coronaviruses, which have shown pan-coronavirus activity and do not require ritonavir boosting based on nonclinical studies. ALG‑097558 is our lead protease inhibitor (PI) and is 3-fold more potent than nirmatrelvir and other PIs in clinical development in cell-based assays against a panel of SARS‑CoV‑2 variants (including Omicron). It also demonstrates broad pan-coronavirus activity, and based on clinical data, does not require ritonavir boosting. The safety and PK properties of ALG‑097558 were assessed in a Phase 1 study in HVs. Single doses up to 2000 mg and multiple doses up to 800 mg Q12H for 7 days were well tolerated with an acceptable PK profile that indicated ritonavir boosting is not required and absence of a clinically relevant DDI with midazolam, suggesting ALG‑097558 can be co-administered with CYP3A4 substrates. ALG‑097558 is currently being evaluated in a clinical study of high‑risk COVID‑19 patients.

Oligonucleotide platform

We have distinct modalities within our oligonucleotide platform, including siRNAs. We have advanced multiple oligonucleotide drug candidates for the treatment of chronic HBV infection, including ALG‑125755, an siRNA drug candidate.

We have exclusively licensed proprietary technologies that enhance our oligonucleotide platform. These technologies include third generation bridged nucleic acid (BNA) and N-acetylgalactosamine (GalNAc) chemistries, which can improve liver targeting, increase potency, and enhance pharmacokinetic properties.

Small interfering RNAs (siRNAs)

siRNAs are a class of double-stranded, non-coding RNA that can interfere with viral replication by silencing gene expression. Multiple siRNAs have demonstrated significant reductions in HBsAg levels in clinical trials. Our novel and proprietary siRNA technology has resulted in the identification of molecules, including ALG‑125755, that have demonstrated high potency and long-lasting durability in nonclinical chronic HBV infection models. For ALG‑125755, we conducted a Phase 1 study evaluating single doses ranging from 20-200 mg and 50-320 mg in HVs and virologically suppressed HBeAg- subjects with chronic HBV infection, respectively. In this study, we found that these single doses were well tolerated and resulted in favorable PK data. With respect to antiviral activity, available data indicate evidence of HBsAg lowering at all 3 dose levels evaluated.

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

Chronic HBV infection competitors

Current FDA-approved treatments for chronic HBV infection include peg-IFNα, marketed by Roche Holding AG (Roche), and oral antiviral agents such as nucleos(t)ide analogs, marketed by Gilead Sciences, Inc. (Gilead) and Bristol-Myers Squibb Company. These treatments do not lead to either a functional or a complete cure in the vast majority of patients, and in the case of nucleos(t)ide analogs, may require life-long treatment. Several large and small pharmaceutical companies are developing programs with various mechanisms of action, to be used alone or in combination, with the goal of achieving higher rates of viral suppression or functional cure in patients with chronic HBV infection. Companies with oligonucleotide agents in clinical development include Arbutus Biopharma Corporation, Ionis Pharmaceuticals, Inc. (together with GlaxoSmithKline plc (GSK)), Arrowhead Pharmaceuticals, Inc. (together with Janssen Pharmaceuticals, Inc. (Janssen)), and Vir Biotechnology, Inc. (together with Alnylam Pharmaceuticals, Inc.). Several companies are developing CAM-Es, including Assembly Biosciences Inc. and Enanta Pharmaceuticals. Several companies, including GSK and Janssen, are developing therapeutic vaccines for HBV, and several others have approved HBV vaccines, including Dynavax Technologies, Inc., GSK, Johnson & Johnson, and Merck. Replicor, Inc. is developing nucleic acid polymers (NAPs) for use in patients with chronic HBV infection.

MASH competitors

There is one currently FDA-approved treatments for MASH: Madrigal Pharmaceuticals, Inc., THR-b agonist. A number of pharmaceutical companies, including AbbVie, Inc., AstraZeneca PLC/MedImmune LLC, Bristol‑Myers Squibb Company, Eli Lilly and Company, Merck, Pfizer, Inc., Novo Nordisk, as well as large and small biotechnology companies such as 89bio, Inc., Akero Therapeutics, Inc., Gilead, Inventiva Pharma SA, MediciNova, Inc., and Viking Therapeutics, Inc. are pursuing the development or marketing of pharmaceuticals that target MASH. It is also probable that the number of companies seeking to develop products and therapies for the treatment of serious metabolic diseases, such as MASH, will increase.

Coronaviruses competitors

In addition to remdesivir, which is FDA-approved, on December 22, 2021, Pfizer, Inc. received approval from the FDA for Paxlovid, an orally administered SARS-CoV-2 protease inhibitor co‑administered with ritonavir. Similarly, Merck (together with Ridgeback Bio), is developing the drug molnupiravir, an oral antiviral drug which has been issued an emergency use authorization by the FDA on December 23, 2021. Several drugs are likely being used off-label for treatment, such as dexamethasone. Several approved drugs are being studied for their utility in reducing the severity of SARS-CoV-2 infections, including Soliris by Alexion Pharmaceuticals Inc. and Jakafi by Incyte Corporation. There are significant efforts globally to develop both therapeutic and prophylactic drug candidates including by Enanta Pharmaceuticals and Shionogi. Several companies are focused on antibody treatments, including Regeneron Pharmaceuticals, Inc. and Vir Biotechnology, Inc. (together with GSK, Biogen Inc. and WuXi Biologics Ltd.).

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

In February 2023 and May 2024, Merck provided us written notice of termination for both of the targets in the collaboration.

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

We have licensed patents and patent applications from various entities, including Emory, Luxna and AM Chemicals, which are further described below. Regarding our owned patent portfolio, as of December 31, 2024, we own 30 issued U.S. patents, 17 U.S. non-provisional patent applications, 8 U.S. provisional patent applications (excluding any non-expired U.S. provisional applications to which priority has already been claimed), 13 PCT applications, 14 issued foreign patents and 243 foreign patent applications, including pending applications in the Arab Emirates, ARIPO, Argentina, Australia, Brazil, Canada, Chile, China, Colombia, Eurasia, Egypt, the EU, Georgia, Indonesia, Israel, India, Japan, South Korea, Malaysia, Mexico, New Zealand, OAPI, Peru, Philippines, Russian Federation, Singapore, Thailand, Taiwan, Ukraine, Uzbekistan and South Africa. The expected expiration dates of our issued patents are between 2040 and 2042, and any patents that issue from our non-provisional U.S. and foreign patent applications are expected to expire between 2040 to 2044, excluding any potentially available patent term extensions and/or patent term adjustments.

For our drug candidates, we have filed and licensed certain patent applications and we generally intend to pursue patent protection covering compositions of matter, methods of making, form and formulation, and methods of use of such drug candidates. As of December 31, 2024, we own 7 U.S. patents with claims directed to either ALG‑000184, ALG‑055009, ALG‑125755 and ALG‑097558.

Licensed intellectual property

Emory University

We have licensed exclusive rights to a patent estate from Emory in the CAM-E chemical space, consisting of 2 issued U.S. patents, one pending non-provisional U.S. patent application as well as 16 issued foreign patents and 22 foreign patent applications. The issued U.S. patents have an expected expiration date of March 2037, and any patents that issue from our non-provisional U.S. and foreign patent applications are expected to expire between 2037 and 2041, excluding any potentially available patent term extensions or adjustments.

Luxna

We have licensed rights to a patent estate from Luxna in the oligonucleotide chemical space, consisting of 7 issued U.S. patents, and 15 issued foreign patents and 3 foreign patent applications. We have exclusive rights to use this technology in the development of drug candidates for chronic HBV infection, as well as rights to certain named targets in MASH and respiratory diseases, including coronaviruses. The issued U.S. patents are expected to expire between October 2030 and February 2038, excluding any potentially available patent term extensions or adjustments.

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

Drug candidate intellectual property

Hepatitis B—ALG‑000184 and additional potential drug candidates

We own a patent family that includes 2 issued U.S. patents, one non-provisional U.S. patent application, and 31 applications pending across multiple jurisdictions that have claims directed to composition of matter, including for ALG‑000184 (our lead CAM-E molecule), pharmaceutical composition and method of use claims. This patent family also includes claims directed to combination treatment with our lead molecule with other modes of action drugs and drug candidates directed against chronic HBV infection. Our issued U.S. Patents 11,191,747 and 11,771,680 are projected to expire in April 2040, and any patents that issue from our non-provisional U.S. and foreign patent applications are expected to expire in 2040, excluding any potentially available patent term extensions or adjustments.

MASH—ALG‑055009 and additional potential drug candidates

We own a patent family that includes 2 issued U.S. patents, one U.S. non-provisional application, 2 U.S. provisional applications, one PCT application, 4 issued foreign applications and 28 foreign applications which have claims directed to compositions of matter, manufacturing, formulations and method of use for ALG‑055009, our lead drug candidate for the treatment of MASH. These patent families also disclose combination therapies with our lead molecule. Our issued U.S. Patents 1,1091,467 and 12,180,192 are expected to expire in May 2040, and any patents that issue from our non-provisional U.S. application is expected to expire between 2040 and 2044, excluding any potentially available patent term extensions or patent term adjustments.

Coronaviruses—ALG-097558 and additional potential drug candidates

We own a patent family that includes one issued U.S. patent, one non-provisional U.S. application, and 26 foreign patent application all of which have claims directed to compositions of matter and method of use, including for ALG‑097558, our lead drug candidate for the treatment of coronavirus. This patent family also discloses combination therapies with our lead molecule. Our issued U.S patent 11,851,422 expires in 2042, and any patent that issues from our non-provisional patent application is expected to expire in 2042, excluding any potentially available patent term extension or adjustment.

Hepatitis B—ALG‑125755 and additional potential drug candidates

We own a patent family that includes 2 issued U.S. Patents, 3 non-provisional U.S. patents and 30 foreign patent applications pending across multiple jurisdictions that have claims directed to compositions of matter and methods of use for ALG‑125755, our lead siRNA candidate. This patent family also discloses combination therapies with our lead molecule. Our issued U.S. patents 11,549,110 and 12,129,469 are projected to expire in March 2041, excluding any additional term from a potential patent term extension or adjustment.

Discovery pipeline intellectual property

Hepatitis B

We own multiple additional patent families of applications that include claims directed to compositions of matter, pharmaceutical compositions and methods of use for the treatment of chronic HBV infection with our additional drug candidates. These families include 14 issued U.S. patents, 8 U.S. non-provisional patent applications, 7 U.S. provisional patent applications, 5 PCT patent applications, 4 issued foreign patents and 84 foreign patent applications in the small molecule and oligonucleotide space. These patent families also disclose combination therapies with our drug candidates and other compounds for treating chronic HBV infection. Our issued patents and any patents that issue from our U.S. non-provisional or foreign patent applications in these patent families are expected to expire between 2040 to 2044, excluding any potentially available patent term extensions or patent term adjustments.

MASH

We have 4 issued U.S. patents and 4 foreign patent applications that include claims directed to compositions of matter and methods of use with our additional drug candidates for the treatment of MASH. These applications also disclose combination therapies with our drug candidates and other compounds for treating MASH. Our issued patents are expected to expire in 2041, and any patents that issue from our non-provisional U.S. and foreign applications are projected to expire in 2041, excluding any potentially available patent term extensions or patent term adjustments.

Coronaviruses

We have 2 allowed U.S. patent application, 4 U.S. non-provisional patent applications, 2 US provisional patent applications, 4 PCT applications and 25 foreign applications that include claims directed to compositions of matter, pharmaceutical compositions, and methods of use for treating coronaviruses. Some of these applications are co-owned by Aligos and a collaborator. These patent families also include disclosures relating to combination therapy strategies for treating coronaviruses. Any patents that issue from our U.S. non-provisional and foreign patent applications are expected to expire from 2041 to 2044, excluding any potentially available patent term extensions or patent term adjustments.

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

Trademarks

Our trademark portfolio contains several trademark applications and registrations, including U.S. and foreign, as of December 31, 2024. The trademark portfolio includes the mark ALIGOS which is registered in the United States, Australia, the EU, Great Britain, Japan, and China.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers, which went into effect on April 1, 2013, and will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug's average manufacturer price

There has also been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which has resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022 (the IRA) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The Centers for Medicare & Medicaid Services, or CMS, has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated.

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

Employees and human capital resources

As of December 31, 2024, we had 70 full-time employees, including 54 employees engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Risks related to our limited operating history, financial position and need for additional capital

We are a clinical-stage biotechnology company with a limited operating history and no products approved for commercial sale. We have incurred significant losses since inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability for a full fiscal year, which, together with our limited operating history, makes it difficult to assess our future viability.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biotechnology company, and we have only a limited operating history upon which you can evaluate our business and prospects. We currently have no products approved for commercial sale, have not generated any revenue from sales of products and have incurred losses in each year since our inception in February 2018. In addition, we have limited experience as a company and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry.

Since inception, we have incurred significant net losses. Our net losses were $131.2 million for the year ended December 31, 2024 and $87.7 million for the year ended December 31, 2023. As of December 31, 2024, we had a total stockholders’ deficit of $29.0 million. We have funded our operations to date primarily with proceeds from the sale of common stock, preferred stock and convertible notes. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our drug candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We may continue to incur significant expenses and operating losses for the foreseeable future.

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

Our operations have consumed substantial amounts of cash since our inception. Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our initial nonclinical and clinical drug candidates. Nonclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. In October 2023 and February 2025, we closed private investments of our securities that generated approximately $92.1 million and $105.0 million in gross proceeds, respectively, before deducting placement agent fees and other offering expenses. As of December 31, 2024, we had cash, cash equivalents and investments of $56.9 million. We expect to continue to spend substantial amounts to continue the nonclinical and clinical development of our current and future programs. If we are able to gain marketing approval for drug candidates that we develop, we will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate we develop.

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

To date, we have primarily financed our operations through the sale of common stock, preferred stock, convertible notes and warrants. For example, in November 2024, we filed a Registration Statement on Form S-3 covering the offering of up to $400.0 million of common stock, preferred stock, debt securities, warrants, units and rights, which was declared effective by the SEC in November 2024 (November 2024 Shelf Registration Statement). In October 2023, we completed a private placement of common stock, warrants and pre-funded warrants.

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

Our clinical development efforts across our drug candidates are in an early stage. We have initiated clinical trials for our most advanced drug candidates in many countries (e.g., New Zealand, Hong Kong, the United Kingdom). Our other programs are in the discovery or nonclinical development stage. We have invested substantially all of our efforts and financial resources in the identification of targets and nonclinical development of therapeutics to address hepatological indications and viral diseases. However, the biology of these indications and diseases is complex and not completely understood, and our current and future drug candidates may never achieve expected or functional levels of efficacy or achieve an acceptable safety profile. For example, our chronic HBV infection portfolio previously included our STOPSTM drug candidate, ALG-010133, one of our proprietary s-antigen transport-inhibiting oligonucleotide polymers that was in a Phase 1b dose range finding trial (NCT04485663) evaluating subjects with CHB as well as our proprietary antisense oligonucleotide, ALG-020572, that was in a Phase 1a/1b umbrella study (NCT05001022) and for which dosing in chronic HBV infection patients were initiated as part of the multiple ascending dose portion of such study. However, in January 2022, we announced we halted further development of ALG-010133 based on data from such trial indicating insufficient antiviral activity to warrant further development of such drug candidate. And, in March 2022, we announced our discontinuation of further development of ALG-020572 due to an unanticipated serious adverse event involving significant increase in alanine aminotransferase (ALT) in one subject and several additional subjects experiencing ALT flares. Finally, for our siRNA drug candidate targeting HBsAg production, ALG‑125755, we conducted a Phase 1 study evaluating single doses ranging from 20-200 mg and 50-320 mg in HVs and virologically suppressed HBeAg- subjects with chronic HBV infection, respectively. In this study, we found that these single doses were well tolerated with a favorable PK profile. With respect to antiviral activity, while available data indicate evidence of HBsAg lowering at all 3 dose levels evaluated, the comparative efficacy of ALG-125755 vs. competitor siRNAs is inconclusive. Because further clinical evaluation of ALG-125755 is not prioritized with current funding, any further advancement of ALG-125755 will require additional external funding which we may not be able to obtain.

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

To obtain the requisite regulatory approvals to commercialize any of our drug candidates, we must demonstrate through extensive nonclinical studies and clinical trials that our products are safe and effective in humans. Clinical trials are expensive and can take many years to complete, and their outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful. For example, in January 2022, we halted further development of ALG‑010133. This decision was based on emerging data from the Phase 1 Study ALG-010133-101, that indicated that at the projected efficacious dose (400 mg, estimated to achieve liver exposures >3 x EC90 for HBsAg inhibition) there was no meaningful HBsAg reduction. Furthermore, higher doses levels (maximum feasible dose is 600 mg) that were planned to be evaluated in a subsequent cohort were very unlikely to reach the 1 log10 IU/mL HBsAg reduction level that we had previously defined as necessary to advance the program. As another example, in March 2022, we discontinued further development of our ASO drug candidate for CHB, ALG‑020572, due to an unanticipated serious adverse event involving significant increase in ALT in one CHB subject and several other subjects experiencing ALT flares in the same study. Finally, for our siRNA drug candidate targeting HBsAg production, ALG‑125755, we conducted a Phase 1 study evaluating single doses ranging from 20-200 mg and 50-320 mg in HVs and virologically suppressed HBeAg negative subjects with chronic HBV infection, respectively. In this study, we found that these single doses were well tolerated with a favorable PK profile. With respect to antiviral activity, while available data indicate evidence of HBsAg lowering at all 3 dose levels evaluated, the comparative efficacy of ALG-125755 vs. competitor siRNAs is inconclusive. Because further clinical evaluation of ALG-125755 is not prioritized with current funding, any further advancement of ALG-125755 will require additional external funding which we may not be able to obtain.

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

There is also uncertainty as to how measures being implemented by the new administration will impact the operations of various agencies. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or could lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our drug candidates or result in the development of our drug candidates being terminated.

Our pursuit of potential treatments for CHB is at an early stage and we may be unable to produce a therapy that successfully treats CHB. Even if successful, we may be unable to obtain regulatory approval for and successfully commercialize our drug candidates.

We have invested a significant portion of our time and financial resources in the pursuit of a treatment for CHB, including ALG‑000184, a CAM-E that is currently in a multipart Phase 1 trial. If we cannot successfully develop, obtain regulatory approval for and commercialize our drug candidates for the treatment of CHB, our business may be harmed. The mechanism of action of our CHB drug candidates is complex, and we do not know the degree to which it will translate into a therapeutic benefit, if any, in CHB or any other indication, and we do not know the degree to which the complex mechanism of action may contribute to long-term safety issues or adverse events when our drug candidates are taken for prolonged periods, as is inherent in the treatment of CHB.

In addition, the standards implemented by clinical or regulatory agencies may change at any time and we cannot be certain what efficacy endpoints the FDA or foreign clinical or regulatory agencies may require at the time we plan to conduct clinical trials with respect to CHB or any other applicable indication. Also, if we are able to obtain accelerated approval of our drug candidates, we may be required to conduct one or more post-approval clinical outcome trials to confirm the clinical benefit of the drug candidate; if any such post-approval trial is not successful, we would not be able to continue marketing the product.

If we are successful and any of our drug candidates are approved for the treatment of CHB, our drug candidates will likely compete with products that have already been approved or may in the future be approved for the treatment of CHB prior to our drug candidates and/or that have greater efficacy than our drug candidates, either alone or in combination.

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

In addition, another party may be successful in producing a more efficacious therapy for COVID-19 or a therapy with a more convenient or preferred route of administration or in producing a therapy in a more timely manner, which may lead to the diversion of funding away from us and toward other companies or lead to decreased demand for our potential therapies. For instance, on May 25, 2023, Pfizer, Inc. received an approval from the FDA for Paxlovid, an orally administered SARS-CoV-2 protease inhibitor co-administered with ritonavir. Similarly, Merck (together with Ridgeback Bio), is developing the drug molnupiravir, an oral antiviral drug which has been issued an emergency use authorization by the FDA on December 23, 2021. Several drugs are likely being used off-label for treatment, such as dexamethasone. Several approved drugs are being studied for their utility in reducing the severity of SARS-CoV-2 infections, including Soliris by Alexion Pharmaceuticals Inc., Atea Pharmaceuticals, Inc., Jakafi by Incyte Corporation, and Kevzara by Sanofi S.A./Regeneron Pharmaceuticals, Inc. There are significant efforts by other companies globally to develop both therapeutic and prophylactic drug candidates. These other entities may be more successful at developing, manufacturing or commercializing a therapy for COVID-19, especially given that several of these other organizations are much larger than we are and have access to larger pools of capital, including U.S. government funding, and broader manufacturing infrastructure. The success or failure of other entities, or perceived success or failure, may adversely impact our ability to obtain any future funding for our development and manufacturing efforts or to ultimately commercialize a therapy for COVID-19, if approved.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the drug candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. There is also uncertainty as to how measures being implemented by the new administration will impact the operations of various agencies. For example, the potential loss of personnel at various agencies could lead to disruptions and delays in review of our product candidates.

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

Any marketing approvals that we receive for any current or future drug candidate may be subject to limitations on the approved indicated uses for which the product may be marketed or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the drug candidate. The FDA may also require a REMS as a condition of approval of any drug candidate, which could include requirements for a

Medication Guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk-minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves a drug candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import and export and record keeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration, as well as continued compliance with cGMP, and GCP, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with any approved candidate, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s hiring and retention of key personnel and receipt of user fees, changes in senior leadership at FDA and HHS, and other events that may otherwise affect the FDA’s performance of routine functions. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

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

Current FDA-approved treatments for chronic HBV infection include peg-IFNα, marketed by Roche Holding AG (Roche), and oral antiviral agents such as nucleoside analogs, marketed by Gilead Sciences, Inc. (Gilead) and Bristol-Myers Squibb Company. These treatments do not lead to either a functional or a complete cure in the vast majority of patients, and in the case of nucleoside analogs, may require life-long treatment. Several large and small pharmaceutical companies are developing programs with various mechanisms of action, to be used alone or in combination, with the goal of achieving higher rates of viral suppression or functional cure in patients with CHB. Companies with oligonucleotide agents in clinical development include Arbutus Biopharma Corporation, Ionis Pharmaceuticals, Inc. (together with GlaxoSmithKline plc (GSK)), Arrowhead Pharmaceuticals, Inc. (together with Janssen Pharmaceuticals, Inc. (Janssen)), and Vir Biotechnology, Inc. (together with Alnylam Pharmaceuticals, Inc.). Several companies are developing CAM-Es, including Assembly Biosciences Inc. and Enanta Pharmaceuticals. Several companies, including GSK and Janssen, are developing therapeutic vaccines for HBV, and several others have approved HBV vaccines, including Dynavax Technologies, Inc., GSK, Johnson & Johnson, and Merck. Replicor, Inc. is developing nucleic acid polymers (NAPs) for use in CHB patients.

There is one currently FDA-approved THR-b agonist treatment for MASH by Madrigal Pharmaceuticals, Inc. A number of pharmaceutical companies, including AbbVie, Inc., AstraZeneca PLC/MedImmune LLC, Bristol‑Myers Squibb Company, Eli Lilly and Company, Merck, Pfizer, Inc., Novo Nordisk, as well as large and small biotechnology companies such as 89bio, Inc., Akero Therapeutics, Inc., Gilead, Inventiva Pharma SA, MediciNova, Inc., and Viking Therapeutics, Inc. are pursuing the development or marketing of pharmaceuticals that target MASH.

In addition to remdesivir, which is FDA-approved, on December 22, 2021, Pfizer, Inc. received approval from the FDA for Paxlovid, an orally administered SARS-CoV-2 protease inhibitor co‑administered with ritonavir. Similarly, Merck (together with Ridgeback Bio), is developing the drug molnupiravir, an oral antiviral drug which has been issued an emergency use authorization by the FDA on December 23, 2021. Several drugs are likely being used off-label for treatment, such as dexamethasone. Several approved drugs are being studied for their utility in reducing the severity of SARS-CoV-2 infections, including Soliris by Alexion Pharmaceuticals Inc. and Jakafi by Incyte Corporation. There are significant efforts globally to develop both therapeutic and prophylactic drug candidates including by Enanta Pharmaceuticals and Shionogi. Several companies are focused on antibody treatments, including Regeneron Pharmaceuticals, Inc. and Vir Biotechnology, Inc. (together with GSK, Biogen Inc. and WuXi Biologics Ltd.). The availability of such COVID-19 vaccines and each of Pfizer’s and Merck’s oral COVID-19 drug may reduce or eliminate the need for our potential COVID-19 therapies to treat the disease and therefore negatively impact the commercial opportunity.

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

Under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments to the FDCA, a pharmaceutical manufacturer may file an abbreviated new drug application (an ANDA) seeking approval of a generic version of an approved innovator product. Under the Hatch-Waxman Amendments, a manufacturer may also submit an NDA under section 505(b)(2) of the FDCA that references the FDA’s prior approval of the innovator product. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product. The Hatch-Waxman Amendments also provide for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA filing and review) of an ANDA or 505(b)(2) NDA. In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the FDA publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the Orange Book. If there are patents listed in the Orange Book for a product, a generic or 505(b)(2) applicant that seeks to market its product before expiration of the patents must include in their applications what is known as a “Paragraph IV” certification, challenging the validity or enforceability, or claiming non-infringement, of the listed patent or patents. Notice of the certification must be given to the patent owner and NDA holder and if, within 45 days of receiving notice, either the patent owner or NDA holder sues for patent infringement, approval of the ANDA or 505(b)(2) NDA is stayed for up to 30 months.

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

We entered into a License Agreement with Emory in June 2018, a Research, Licensing and Commercialization Agreement with KU Leuven in June 2020 and an amendment in July 2023 and a License Agreement with Luxna in December 2018 and an amendment in April 2020 (as amended, the Luxna Agreement). Under the Emory License Agreement, KU Leuven Agreement and Luxna Agreement, we are subject to significant obligations, including milestone payments, royalty payments, and certain other agreed-to costs. For more information regarding our license agreements, please see the section titled “Business—License agreements and collaborations” of this report. If these payments become due under the terms of the Emory University License Agreement, the KU Leuven Agreement or the Luxna Agreement, we may not have sufficient funds available to meet our obligations and our development efforts may be materially harmed. Furthermore, if we are forced to raise additional funds, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market drug candidates that we would otherwise develop and market ourselves.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Affordable Care Act (the ACA) was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, and established annual fees and taxes on manufacturers of certain branded prescription drugs.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers. The American Rescue Plan Act of 2021 was also signed into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug's average manufacturer price.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation and regulation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022 (the IRA), was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated.

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

In addition, we use artificial intelligence, including machine learning, and automated decision-making, technologies (collectively, “AI Technologies”) in our business. The regulatory framework for AI Technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.

It is possible that new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI Technologies. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.

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

As of December 31, 2024, we had 70 full-time employees, including 54 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We, or the third parties upon whom we depend, may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, certain disclosure obligations regarding executive compensation and the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year of our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, i.e., December 31, 2025, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

As of December 31, 2024, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 57% of our outstanding common stock (assuming all shares of non-voting common stock are converted into voting common stock in accordance with the terms of our amended and restated certificate of incorporation), and 26% of our outstanding common stock (assuming all shares of non-voting common stock are converted to voting common stock and all pre-funded warrants are exercised in full on a cash exercise basis). In addition, in our October 2023 and February 2025 private placements, certain of the holders of 5% or more of our capital stock acquired pre-funded warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $0.0025 and $0.0001 per share, respectively) and common warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $18.92 and $26.02 per share, respectively). Until exercised, the shares issuable upon the exercise of the pre-funded warrants and the common warrants are not included in the number of our outstanding shares of common stock. If such holders exercise their warrants, then the shares of our capital stock beneficially owned by our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates would increase significantly. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

The dual class structure of our common stock may limit an investor’s ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Consequently, the exercise by holders of our non-voting common stock of their option to make this conversion will have the effect of increasing the relative voting power of such holders, and correspondingly decreasing the voting power of the holders of our common stock, which may limit an investor’s ability to influence corporate matters. As of December 31, 2024, we had 123,693 shares of non-voting common stock outstanding. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the Securities Exchange Act), and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline.

As of December 31, 2024, approximately 0.7 million shares of common stock that are either subject to outstanding options or RSUs or reserved for future issuance under our equity incentive plans, and excluding all outstanding pre-funded warrants, are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

In addition, the holders of approximately 3.9 million of our total common stock and non-voting common stock are entitled to rights with respect to the registration of their shares under the Securities Act described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

Pursuant to Section 404 of Sarbanes-Oxley, our management is required to report upon the effectiveness of our internal control over financial reporting for our fiscal year ended December 31, 2024. When we lose our status as an “emerging growth company,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff, all of which will entail additional expense.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, in October 2023 and February 2025, we closed private placements which included the sale of pre-funded warrants and common warrants to purchase shares of our common stock. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution, such dilutive impact may be difficult to compute, and our stock price may decline.

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

Key elements of our cybersecurity risk management program include but are not limited to the following:

•
risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;
•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•
cybersecurity awareness training of our employees, including incident response personnel, and senior management; and
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for key service providers, suppliers, and vendors based on our assessment of their criticality to our operations and respective risk profile.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information , see the section titled “Risk Factor— Risks related to product development and regulatory process—Our business and operations may suffer in the event that our information technology systems, or those used by our CROs or other contractors or consultants, fail or suffer security breaches.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (Committee) oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management program. The Committee receives reports from management on our cybersecurity risks, at a minimum annually and as needed. In addition, management updates the Committee, where it deems appropriate, regarding any cybersecurity incidents it considers to be significant or potentially significant. The Committee reports to the full Board regarding its activities, including those related to cybersecurity.

Our management team, lead by our Executive Director, Information Technology, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises our retained external cybersecurity consultants. Our Executive Director, Information Technology's experience includes 25 years of experience in managing IT environments including assessing the overall risk management program and material risks, as well as building our cybersecurity framework over the past six years.

Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

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

Holders of Record

As of March 6, 2025, there were 33 holders of record of our common stock, which consist of 31 holders of record of our voting common stock and 2 holders of record of our non-voting common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

Recent Sales of Unregistered Securities

In October 2024, an investor exercised a Pre-Funded Warrant to purchase an aggregate of 263,000 shares of Common stock for an aggregate purchase price of $657.50 and was issued 263,000 shares of Common Stock.

In November 2024, an investor exercised a Pre-Funded Warrant to purchase an aggregate of 244,000 shares of Common stock for an aggregate purchase price of $610.00 and was issued 244,000 shares of Common Stock.

In December 2024, an investor net exercised a Common Warrant to purchase an aggregate of 48,822 shares of Common stock and was issued 22,024 shares of Common Stock.

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

Overview

We are a clinical-stage biotechnology company focused on developing novel therapeutics to address unmet medical needs in liver diseases and viral infections, including in the areas of chronic HBV infection, MASH, and coronavirus infections (e.g., SARS‑CoV‑2, SARS‑CoV, MERS‑CoV, and other related infections). The Aligos team has a demonstrated track record of success in drug development and medicinal chemistry in liver and viral diseases, resulting in three potential best‑in‑class drug candidates.

Our pipeline of drug candidates includes ALG‑000184 for CHB, ALG‑055009 for MASH, ALG‑097558 for coronavirus infections, and a portfolio of preclinical programs. ALG‑000184 is our potential best‑/first‑in‑class Capsid Assembly Modulator (CAM‑E) for chronic HBV infection with enhanced pharmacologic properties vs. competitor CAM‑E drugs and has demonstrated greater HBV DNA suppression compared to the standard of care, NAs, as well as multi-log10 reductions in viral antigens in Phase 1 clinical studies conducted to date. ALG‑055009 is our potential best‑in‑class THR‑β agonist for MASH with enhanced pharmacologic properties vs. competitor THR-β agonists. Phase 2a topline data demonstrated that ALG‑055009 dose groups met the primary endpoint with statistically significant reductions in liver fat at Week 12 as measured by MRI-PDFF. ALG‑097558 is our potential best‑in‑class small molecule coronavirus 3CL PI which is at least 3-fold more potent in cell-based assays of coronavirus infection than other approved CoV PIs and can be dosed twice daily without the requirement for ritonavir co-dosing based on Phase 1 clinical studies conducted to date.

ALG‑000184: Potential best‑in‑class small molecule CAM‑E for chronic HBV infection

Our primary area of focus seeks to enhance the viral suppression and rate of functional cure for chronic HBV infection, which often results in life-threatening conditions such as cirrhosis, end-stage liver disease, and the most common form of liver cancer, HCC. To achieve this, we are developing a portfolio of differentiated chronic HBV infection drug candidates, including a small molecule CAM that results in the production of empty viral capsids and small molecule inhibitors of the Programmed Cell Death Ligand 1 (PD‑1/PD-L1) interaction.

A multi-part Phase 1 study is ongoing, with the completed evaluation of the safety, tolerability, and pharmacokinetic profile of ALG-000184 in HVs. Additionally, a dose-ranging phase assessing the safety, pharmacokinetics, and antiviral activity of 10-300 mg doses of ALG-000184 administered over 28 days in untreated HBeAg+/- subjects with chronic HBV infection has also been completed. In these study phases, ALG‑000184 was found to be well tolerated with a favorable PK profile and demonstrated potentially best-in-class multi-log10 HBV DNA and RNA reductions at all doses tested, as well as HBV surface antigen (HBsAg) reductions in a subset of HBeAg+ subjects receiving 300 mg ALG000184 (Hou et. al, AASLD 2022). Based on the favorable profile observed with dosing up to 300 mg of ALG-000184 for 28 days, additional Phase 1 cohorts are currently underway to evaluate the risk-benefit profile of ALG-000184 at doses of 300 mg, with or without entecavir (ETV) therapy, for up to 96 weeks in HBeAg+ and HBeAg- subjects with chronic HBV infection. Preliminary data from several of these cohorts (Agarwal et al., EASL 2024; Yuen et al., AASLD 2024) have been presented, showing that ALG‑000184, administered for up to 92 weeks, was well tolerated, exhibited a favorable PK profile, and demonstrated potentially best-in-class antiviral activity.

Data from the 300 mg ALG‑000184 monotherapy cohort with up to 92 weeks in HBeAg+ and up to 84 weeks in HBeAg- subjects demonstrated sustained HBV DNA suppression (<LLOQ <10 IU/mL) in 7/7 (100%) HBeAg+ subjects with chronic HBV infection at week 84 and sustained HBV DNA suppression in all (11/11) HBeAg- subjects by Week 24. Importantly, no viral breakthrough was observed in any subject, and no known CAM resistant mutations were identified. At week 48, data from the 300 mg ALG-000184 monotherapy cohort demonstrated sustained HBV DNA suppression (<LLOQ <10 IU/mL) in 6/10 (60%) HBeAg+ subjects with chronic HBV infection and sustained HBV DNA suppression in all (11/11) HBeAg- subjects by Week 24. In addition, 91% (10/11) HBeAg- subjects achieved HBV DNA below the lower limit of detection (LLOD <4.29 IU/mL).

Compared to Phase 3 studies with the current standard of care NAs, tenofovir disoproxil fumarate (TDF) and tenofovir alafenamide (TAF) (Buti et al., Lancet Gastro, 2016; Chen et al., Lancet Gastro 2016), these Phase 1 data to date indicate that ALG‑000184 treatment may be superior to NAs in HBeAg+/- subjects in achieving HBV DNA levels < LLOQ (10 IU/mL) after 48 weeks on treatment, which is the approvable endpoint for chronic suppressive therapy in CHB (Food and Drug Administration (FDA) Guidance, Chronic Hepatitis B Virus Infection: Developing Drugs for Treatment Guidance for Industry, April 2022 – Section III.B.1.a). We have received supportive feedback from the FDA regarding chronic suppressive therapy with ALG-000184, along with the Committee for Medicinal Products for Human Use (CHMP; EU) and the National Medical Products Administration (NMPA; China). Subsequent clinical studies of ALG‑000184 will be conducted to show superiority to standard of care NA treatment (HBV DNA levels < LLOQ ) after 48 weeks of treatment. Furthermore, when combined with other mechanisms of action, such as Amoytop’s mipeginterferon alfa-2b, a well-established immunomodulator, and other candidates in our chronic HBV infection portfolio (as described below), ALG-000184 dosing regimens have the potential to contribute to achieving higher rates of functional cure than with currently approved agents. Dosing of HBeAg+ and HBeAg- subjects with ALG‑000184 ± ETV in Phase 1 will continue through 2025 and 96-week safety, PK, and antiviral activity data will be presented at upcoming scientific conferences. In October 2024, Aligos announced that the FDA cleared the Company’s investigational new drug application (IND) for a Phase 1 drug-drug interaction study, and Phase 2 enabling activities are ongoing with the study expected to begin in mid-2025.

We are also exploring additional ways to boost immune responses via small molecule inhibitors of the Programmed Cell Death Ligand 1 (PD-L1) transmembrane protein and its interaction with Programmed Cell Death Protein 1 (PD-1). We have rationally designed these T cell activating drug candidates to partition preferentially to the liver and thereby potentially mitigate systemic toxicity with the goal to develop better tolerated PD-1/PD-L1 inhibitors for CHB patients. Lead molecules developed to date show in vivo efficacy in tumor models similar to approved PD-1/PD-L1 antibodies. Our small molecule lead compounds also demonstrate greater PD-L1 target occupancy at a lower dose in a humanized PD-L1 subcutaneous tumor model compared to competitor small molecule PD-L1 inhibitors. We have recently selected a lead molecule, ALG‑093940, and are completing in vivo studies to enable further advancement towards clinical development.

ALG‑055009: Potential best-in-class small molecule THR-β agonist for MASH

MASH is a complex, chronic liver disease which is a leading cause of liver-related morbidity including cirrhosis, hepatocellular carcinoma, liver transplant, and end-stage liver disease. In 2024, the FDA approved resmetirom, a THR-β agonist, as the first drug for the treatment of MASH. However, additional therapies may address unmet needs, including the potential for improved efficacy and a more favorable risk-benefit profile. To achieve this, ALG-055009 has been purposefully designed to exhibit significantly greater potency (approximately 50-fold higher compared to resmetirom in head-to-head in vitro studies) and enhanced β selectivity, along with optimized pharmacologic properties to deliver an improved PK profile. We believe these advantages position ALG‑055009 as a strong candidate to become a best-in-class THR-β agonist.

A first-in-human Phase 1 study of ALG‑055009 in HVs (oral single ascending doses (SAD)) and in subjects with hyperlipidemia (14 oral daily multiple ascending doses (MAD)) has been completed. Clinical data after single doses up to 4 mg and multiple doses up to 1 mg showed that ALG‑055009 was well tolerated, had dose proportional PK with low intersubject variability, and demonstrated expected thyromimetic effects (i.e., generally dose proportional increases in sex hormone binding globulin and decreases in various atherogenic lipids and thyroid hormones without any clinical evidence of thyroid dysfunction). In this same study, we also evaluated relative bioavailability where we showed the soft gelatin capsules used in the Phase 2a study described below delivered similar exposures compared to the solution formulation used in the SAD/MAD parts of the Phase 1 study; we observed low intersubject PK variability and there was no evidence of a meaningful food effect.

Based on these promising Phase 1 data, we initiated the Phase 2a HERALD study (NCT06342947) at sites across the United States. The study was a 12-week randomized, double-blind, placebo-controlled trial evaluating 4 doses (0.3 mg, 0.5 mg, 0.7 mg, and 0.9 mg) of ALG-055009 vs. placebo in 102 subjects with presumed MASH and liver fibrosis at stages 1-3 (F1-F3). The primary endpoint of this study was percent relative change in liver fat content by MRI-PDFF at Week 12. This study also evaluated the safety and PK of ALG-055009 treatment and its effect on multiple other efficacy biomarkers, including other non-invasive tests previously shown to be impacted by treatment with THR‑β agonists. We announced positive topline data from this study in 2024, demonstrating that ALG-055009 dose groups were well-tolerated and met the primary endpoint. Specifically, doses of 0.5 mg to 0.9 mg ALG-055009 demonstrated statistically significant reductions in liver fat at Week 12, with placebo-adjusted median relative reductions up to 46.2% as measured by MRI-PDFF. Up to 70% of subjects achieved ≥30% relative reduction in liver fat compared to baseline. Eighteen subjects who were on stable GLP-1 agonist therapy qualified for enrollment in the study, with liver fat content meeting the inclusion criteria of ≥10% at baseline as measured by MRI-PDFF. Notably, 11 of 14 subjects on stable GLP-1 agonists treated with ALG-055009 had liver fat decreases, whereas 4 of 4 subjects on stable GLP-1 agonists treated with placebo had increases in liver fat over the 12-week dosing period.

In the Phase 2a study, ALG‑055009 demonstrated a favorable tolerability profile with no evidence of clinical hyper/hypothyroidism. Incidence of gastrointestinal-related treatment emergent adverse events were similar in ALG‑055009 dose groups compared to placebo. Specifically, similar rates of diarrhea were observed in ALG‑055009 dose groups compared to placebo, with no dose-response. Significant reductions in atherogenic lipids, including LDL-C, lipoprotein (a), and apolipoprotein B, were also observed. Phase 2b enabling activities are underway, with expected completion in the middle of 2025. We are also assessing potential Phase 2b clinical trial study designs with key opinion leaders. We are evaluating a variety of options to fund continued development, including potential out-licensing.

ALG‑097558: Potential best-in-class small molecule ritonavir-free pan-coronavirus protease inhibitor

Another area of focus is to develop drug candidates with pan-coronavirus antiviral activity, including against Severe Acute Respiratory Syndrome coronavirus 2 (SARS-CoV-2), the virus responsible for COVID-19. In this area of focus, we are exploring small molecule coronavirus 3CL protease inhibitors (PIs) in collaboration with the Rega Institute at Katholieke Universiteit Leuven (KU Leuven), the Center for Innovation and Stimulation of Drug Discovery (CISTIM) and the Centre for Drug Design and Discovery (CD3). This collaboration led to the discovery of ALG‑097558 which has completed Phase 1 first-in-human evaluation in healthy volunteers and advanced into a clinical trial evaluating high-risk COVID-19 patients.

ALG‑097558 has been shown to be at least 3-fold more potent than nirmatrelvir and other PIs in clinical development against a panel of SARS-CoV-2 variants (including Omicron). It also has demonstrated broad pan‑coronavirus activity, including against SARS-CoV-1 and MERS-CoV. In the first-in-human Phase 1 clinical study, single doses up to 2000 mg and multiple doses up to 800 mg Q12H for 7 days were well tolerated with an acceptable PK profile that indicates ritonavir boosting is not required and absence of a clinically relevant DDI with midazolam, suggesting ALG‑097558 can be co-administered with CYP3A4 substrates. Based on these Phase 1 data (Wilkes et al, RespiDart, 2024), the projected efficacious dose range to treat SARS-CoV-2 is 200-600 mg ALG‑097558 Q12 x 5 days, without the need for ritonavir coadministration.

ALG‑097558 began three additional clinical trials in 2024. AGILE University of Liverpool, a UK government supported platform trial (MRC and Wellcome Trust funding), is sponsoring and performing a study in high‑risk COVID‑19 patients evaluating ALG‑097558 as monotherapy or in combination with remdesivir. Additionally, clinical studies evaluating PK in special populations (renal and hepatic impairment subjects; NIAID contract) are on-going. NIAID is also sponsoring a drug‑drug interaction and relative bioavailability study in healthy volunteers expected to start dosing in the second quarter of 2025. We expect that future development of ALG‑097558, including ongoing Phase 2 enabling activities, will be funded by external sources, including public funding sources as described below.

Preclinical activities for our coronavirus program were partially funded through a grant from the National Institutes of Health (NIH) and the National Institute of Allergy and Infectious Diseases (NIAID) Antiviral Drug Discovery (AViDD) Centers for Pathogens of Pandemic Concern program through the Metropolitan AntiViral Drug Accelerator (MAVDA) consortium. Specific clinical and nonclinical studies for the ALG-097558 program and the follow up compound, are now also being funded with federal funds from the NIAID, NIH, Department of Health and Human Services, under Contract No. 75N93023C00052. We filed an IND in the third quarter of 2024 and clinical studies in special populations were initiated in the second half of 2024 as part of this NIAID contract. We expect to receive approximately $13.8 million in funds across these two NIH awards and contracts to support these activities. We are also seeking additional external funding (e.g., from governmental agencies) to support future studies (e.g., Phase 2) as we advance ALG‑097558 for the treatment of COVID‑19 and future coronavirus pandemics.

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

Interest and other income, net

Interest and other income, net comprises interest income, and other income, net. Interest income, net primarily consists of interest earned on our cash, cash equivalents, and investments. Other income, net consists primarily of accretion/amortization of investments and foreign currency exchange gains/losses.

Change in fair value of Common Warrants

The change in fair value of Common Warrants includes the remeasurement of the Common Warrants using the Black Scholes option pricing model at each reporting period, and the change in fair value is recorded in earnings.

Income tax provision

Since our inception in 2018, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2024, we had federal net operating loss (NOL) carryforwards of $41.8 million available to reduce taxable income and these NOLs can be carried forward indefinitely. We have state NOL carryforwards of $90.7 million as of December 31, 2024, available to reduce future state taxable income, which expire at various dates beginning in 2043. As of December 31, 2024, we also had federal and state research and development tax credit carryforwards of $1.9 million and $1.2 million, respectively. The federal research and development tax credit carryforwards begin to expire in 2043, while the state research and development tax credit carryforwards can be carried forward indefinitely. As of December 31, 2024, the Company had $8.4 million of Australian NOL carryforwards and $0.6 million of Australian research and development tax credit carryforwards available. The Australian NOL carryforwards and research and development tax credits have no expiration date.

Under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period), our ability to use our pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We performed a Code Section 382 analysis in 2023 and determined there was an ownership change that resulted in Section 382 limitations, the impact of which is reflected in the financial statements. We performed a Code Section 382 analysis in 2024 and determined no further ownership change.

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

Results of operations

Comparison of the years ended December 31, 2024 and 2023

The following table summarizes our operating expenses for the years ended December 31, 2024 and 2023:

	Twelve Months Ended
	December 31,		Change
	2024	2023	($)%

Revenue from collaborations	$334	$9,338	$(9,004)	-96%
Revenue from customers	3,611	6,191	(2,580)	-42%
Operating expenses:
Research and development	70,269	73,040	(2,771)	-4%
General and administrative	22,830	30,616	(7,786)	-25%
Total operating expenses	93,099	103,656	(10,557)	-10%
Loss from operations	(89,154)	(88,127)	(1,027)	1%
Interest and other income, net:
Interest income, net	1,670	4,297	(2,627)	-61%
Other income (expense), net	2,736	(885)	3,621	-409%
Change in fair value of common warrants	(46,132)	(2,169)	(43,963)	2027%
Loss before income tax	(130,880)	(86,884)	(43,996)	51%
Income tax provision	(331)	(795)	464	-58%
Net loss	(131,211)	(87,679)	(43,532)	50%

Revenue from collaborations

Revenue from collaborations was $0.3 million for the year ended December 31, 2024, compared to $9.3 million for the year ended December 31, 2023, a decrease of $9.0 million. This is due to the completion of the Original Agreement with Merck in the first quarter of 2023, leaving the Amended collaboration agreement with Merck to continue in the year ended December 2023. The Amended collaboration agreement with Merck ended in May 2024.

Revenue from customers

Revenue from customers was $3.6 million for the year ended December 31, 2024, compared to $6.2 million for the year ended December 31, 2023, a decrease of $2.6 million, primarily due to the agreement with Amoytop, which was signed in 2023. Refer to footnote 12, Revenue from Contracts with Customers for further information.

Research and development expenses

We track direct external research and development expenses on a program-specific basis (CHB, coronaviruses, MASH and early-stage programs). The following table summarizes these research and development costs, in thousands:

	Year ended December 31,
	2024	2023
Direct research and development expenses by development program:
Chronic Hepatitis B program	$8,270	$7,345
Metabolic dysfunction-associated steatohepatitis program	19,171	7,899
Coronaviruses program	4,511	8,421
Other early-stage programs	3,507	9,213
Total direct research and development expenses	35,459	32,878
Total indirect research and development expenses	34,810	40,162
Total research and development expense	$70,269	$73,040

Research and development expenses were $70.3 million for the year ended December 31, 2024, compared to $73.0 million for the year ended December 31, 2023, a decrease of $2.8 million. This is primarily due to a decrease of $4.2 million in employee-related costs, of which $1.8 million related to stock-based compensation. There was also a decrease of $0.3 million in depreciation and a decrease of $0.7 million in facility expenses. Offsetting this was an increase of $2.4 million in third-party expenses mainly related to increases in our ongoing CAM and MASH clinical study activities and related expenditures.

General and administrative expenses

General and administrative expenses were $22.8 million for the year ended December 31, 2024, compared to $30.6 million for the year ended December 31, 2023, a decrease of $7.8 million. This is due to a decrease of $4.2 million of third-party expenses primarily due to reduced legal and IP spend, a decrease of $3.0 million of employee-related costs, of which $2.0 million related to stock-based compensation, and a decrease of $1.3 million in facility and depreciation expenses. This was partially offset by an increase of $0.7 million in travel and recruiting costs.

Interest income, net

Interest income, net was $1.7 million for the year ended December 31, 2024 compared to $4.3 million for the year ended December 31, 2023, a decrease of approximately $2.6 million, primarily due to an decrease in market interest rates and a lower average investment balance.

Other income, net

Other income, net was an income of $2.7 million for the year ended December 31, 2024 compared to expense of $0.9 million for the year ended December 31, 2023, a difference of $3.6 million. The difference was due to an increase in the accretion of short-term investments.

Change in fair value of Common Warrants

The change in fair value of Common Warrants was an expense of $46.1 million for the year ended December 31, 2024 compared to an expense of $2.2 million for the year ended December 31, 2023, an increase of $44.0 million. The increase was due to a change in the fair value of the Common Warrants measured using the Black Scholes option pricing model remeasured at each reporting period.

Liquidity and capital resources

Liquidity

We have incurred net losses and negative cash flows from operations in each year since our formation in February 2018. Our net losses were $131.2 million and $87.7 million for the years ended December 31, 2024 and 2023, respectively. We have had no revenue from product sales. We have not yet commercialized any products and we do not expect to generate revenue from sales of any drug candidates for at least several years, if ever.

Our operations have been financed primarily by net proceeds from the sale and issuance of our convertible preferred stock, net proceeds from our IPO, and the issuance of convertible debt.

In October 2023, we completed a PIPE offering and entered into a securities purchase agreement (the "2023 Securities Purchase Agreement") pursuant to which we issued 1,257,168 shares of our common stock, par value $0.001 per share, pre-funded warrants to purchase an aggregate of 3,242,018 shares of our common stock (the “2023 Pre-Funded Warrants”), and common warrants to purchase an aggregate of 2,249,680 shares of our common stock (the “2023 Common Warrants,” and together with the 2023 Pre-Funded Warrants, the "2023 Warrants"). Each 2023 Warrant is exercisable for one share of common stock. The Company received gross proceeds of $92.1 million, and after deducting the placement agent fees and expenses and offering costs, net proceeds were $86.2 million.

As of December 31, 2024, we had cash, cash equivalents and investments of $56.9 million. As of December 31, 2024, we had an accumulated deficit of $618.0 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. Our net operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of our clinical trials and nonclinical studies and our other research and development expenses. We have no internal manufacturing capabilities or sales force and outsource a substantial portion of our clinical trial work to third parties.

In February 2025, we entered into a securities purchase agreement (the Securities Purchase Agreement) with certain investors names therein (the Purchasers) pursuant to which we issued (i) 2,103,307 shares of Common Stock, consisting of 1,427,000 shares of voting Common Stock and 676,307 shares of non-voting Common Stock, (ii) pre‑funded warrants (the Pre-Funded Warrants) to purchase up to an aggregate of 1,922,511 shares of voting Common Stock, and (iii) accompanying common warrants (the Common Warrants and, together with the Pre-Funded Warrants, the Warrants) to purchase up to an aggregate of 2,012,909 shares of voting Common Stock. Each Warrant is exercisable for one share of common stock (the 2025 Private Placement). We received gross proceeds of approximately $105.0 million. In connection to the 2025 Private Placement, we also entered into a registration rights agreement with the Purchasers, pursuant to which we agreed to register for resale the shares of common stock sold to the Purchasers, as well as the shares of common stock underlying the warrants sold to the Purchasers, on the terms set forth therein. We also entered into a registration rights agreement with Baker Brothers Life Sciences, L.P. (together with its affiliates, the Lead Investor), pursuant to which we agreed to file a resale registration statement with the Securities and Exchange Commission following demand by the Lead Investor to register the resale of shares of Common Stock and any Common Stock issued or issuable upon the exercise or conversion of non-voting Common Stock and any of our other securities held by the Lead Investor.

Capital resources

Our primary use of cash is to fund operating expenses, which consist primarily of research and development costs related to our drug candidates and our discovery programs, and to a lesser extent, general and administrative expenditures. We expect our expenses to increase substantially in connection with our ongoing clinical development activities related to our CHB drug candidate ALG-000184, which we have initiated clinical trials, as well as our research and development of our other drug candidates within our MASH and coronavirus programs.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended
	December 31,
	2024	2023
Net cash and cash equivalents used in operating activities	$(80,743)	$(78,997)
Net cash and cash equivalents (used in) provided by investing activities	(18,279)	44,981
Net cash and cash equivalents provided by financing activities	355	88,328
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(98,667)	$54,312

Operating activities

During Fiscal 2024, operating activities used $80.7 million of cash, primarily resulting from our net loss of $131.2 million and cash used as a result of changes in our operating assets and liabilities of $5.0 million, partially offset by non-cash charges of $55.4 million. Net cash used as a result of changes in our operating assets and liabilities of $5.0 million consisted of a decrease of $2.7 million in operating lease liabilities, a decrease of $1.2 million in deferred revenue, and an increase in other current assets of $0.2 million, partially offset by an increase in accrued liabilities of $1.4 million, and an increase of $0.1 million in accounts payable.

During Fiscal 2023, operating activities used $79.0 million of cash, primarily resulting from our net loss of $87.7 million and cash used as a result of changes in our operating assets and liabilities of $9.5 million, partially offset by non-cash charges of $18.2 million. Net cash used as a result of changes in our operating assets and liabilities of $9.5 million consisted of an increase in accrued liabilities of $0.9 million, and a decrease in other current assets of $2.3 million, offset by a decrease of $2.4 million in operating lease liabilities, a decrease of $2.2 million in accounts payable, and a decrease of $8.1 million in deferred revenue.

Investing activities

During Fiscal 2024, investing activities used $18.3 million of cash, consisting primarily of investment purchases of $108.1 million partially offset by investment maturities of $90.0 million.

During Fiscal 2023, investing activities provided $45.0 million of cash, consisting primarily of investment maturities.

Financing activities

During Fiscal 2024, net cash provided by financing activities was $0.4 million, primarily from share purchases through our employee stock purchase plan.

During Fiscal 2023, net cash provided by financing activities was $88.3 million, consisting primarily of $87.9 million from the issuance of common stock, common warrants and pre-funded warrants in the PIPE, the issuance of shares through our employee stock purchase plan, partially offset by payments of our finance leases.

Contractual obligations and commitments

Our principal commitments consist of obligations under our operating leases for office space in South San Francisco, California, and Belgium, and finance lease commitments representing obligations related to vehicle leases for employees and a lease for lab equipment. All of our finance leases are for assets in Belgium. We do not have any material purchase commitments for contracts with fixed or minimum service requirements. We also enter into contracts in the normal course of business with various vendors that generally provide for contract termination following a certain notice period. The Company enters into contracts in the normal course of business that includes arrangements with clinical research organizations, vendors for preclinical research and vendors for manufacturing. These agreements generally allow for cancellation with notice. As of December 31, 2024, the Company had no material non-cancellable purchase commitments.

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

We will remain an EGC until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year ending after the fifth anniversary of our initial public offering, i.e., December 31, 2025.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash, cash equivalents and investments of $56.9 million as of December 31, 2024, consist of bank deposits, money market funds, and US Treasury available-for-sale securities. We are exposed to market risk related to changes in interest rates applicable to our investment portfolio of cash equivalents and short-term investments. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Should U.S. interest rates decline, interest income would be reduced in future periods for short-term investments which mature and the proceeds of which are reinvested in similar instruments at lower interest rates. Additionally, the fair value of our short-term investments is subject to change as a result of potential changes in market interest rates. As of December 31, 2024, we estimate that a hypothetical 100 basis point adverse movement would not result in a material impact on our financial position or results of operations or cash flows.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aligos Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Aligos Therapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related Consolidated Statements of Operations and Comprehensive Loss, Changes in Stockholders’ (Deficit) Equity and Cash Flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

San Mateo, California

March 10, 2025

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$36,997	$135,704
Restricted cash	110	70
Short-term investments	19,942	-
Other current assets	5,092	5,310
Total current assets	62,141	141,084
Operating lease right-of-use assets	4,964	6,559
Property and equipment, net	2,362	3,259
Other assets	627	625
Total assets	$70,094	$151,527

LIABILITIES AND
STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,571	$2,517
Accrued liabilities	15,557	16,842
Operating lease liabilities, current	3,422	3,229
Finance lease liabilities, current	36	10
Deferred revenue, current	151	1,308
Total current liabilities	21,737	23,906
Operating lease liabilities, net of current portion	4,795	7,668
Finance lease liabilities, net of current portion	122	231
Common warrant liability	72,367	27,596
Long term liability	46	46
Total liabilities	99,067	59,447
Commitments and contingencies (Note 14)
Stockholders’ (deficit) equity:
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2024 and December 31, 2023, respectively; no shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.	-	-
Common stock, $0.0001 par value; 20,800,000 shares and 12,800,000 shares authorized as of December 31, 2024 and December 31, 2023, respectively; 3,864,436 and 3,003,855 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.	8	7
Additional paid-in capital	588,576	578,325
Accumulated deficit	(618,008)	(486,797)
Accumulated other comprehensive income	451	545
Total stockholders’ (deficit) equity	(28,973)	92,080
Total liabilities and stockholders’ (deficit) equity	$70,094	$151,527

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Revenue from collaborations	$334	$9,338
Revenue from customers	3,611	6,191
Operating expenses:
Research and development	70,269	73,040
General and administrative	22,830	30,616
Total operating expenses	93,099	103,656
Loss from operations	(89,154)	(88,127)
Interest and other income, net	4,406	3,412
Change in fair value of common warrants	(46,132)	(2,169)
Loss before income tax	(130,880)	(86,884)
Income tax provision	(331)	(795)
Net loss	(131,211)	(87,679)
Other comprehensive (loss) income:
Unrealized gain on available-for-sale securities	9	96
Unrealized (loss) gain on pension plans	(103)	48
Other comprehensive (loss) income	(94)	144
Comprehensive loss	$(131,305)	$(87,535)
Net loss per share, basic and diluted	$(20.94)	$(34.20)
Weighted average shares of common stock, basic and diluted	6,264,612	2,563,470

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(In thousands, except share and per share data)

	Year Ended December 31, 2024
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	(Deficit) Equity

Balance as of December 31, 2022	1,716,923	$4	$502,613	$(399,118)	$401	$103,900
Issuance of common stock upon exercise of stock options	680	-	23	-	-	23
Issuance of common stock related to ESPP purchase	29,084	-	551	-	-	551
Issuance of common stock in connection with PIPE offering, net of offering costs	1,257,168	3	18,641	-	-	18,644
Issuance of pre-funded warrants in connection with PIPE offering, net of offering costs	-	-	48,079	-	-	48,079
Costs related to the PIPE offering	-	-	(4,300)	-	-	(4,300)
Stock-based compensation expense related to employee stock awards	-	-	11,799	-	-	11,799
Stock-based compensation expense related to employee stock purchases	-	-	853	-	-	853
Vesting of early exercised common stock options	-	-	66	-	-	66
Other comprehensive income	-	-	-	-	144	144
Net loss	-	-	-	(87,679)	-	(87,679)
Balance as of December 31, 2023	3,003,855	$7	$578,325	$(486,797)	$545	$92,080

Issuance of common stock related to ESPP purchase	32,958	-	436	-	-	436
Issuance of common stock upon exercise of pre-funded warrants	800,613	1	2	-	-	3
Issuance of common stock upon exercise of common warrants	22,024	-	1,361	-	-	1,361
Issuance of common stock from RSU vesting	4,986	-	-	-	-	-
Stock-based compensation expense related to employee stock awards	-	-	7,948	-	-	7,948
Stock-based compensation expense related to employee stock purchases	-	-	504	-	-	504
Other comprehensive loss	-	-	-	-	(94)	(94)
Net loss	-	-	-	(131,211)	-	(131,211)
Balance as of December 31, 2024	3,864,436	8	588,576	(618,008)	451	(28,973)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(131,211)	$(87,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments	(1,783)	(424)
Amortization of right of use assets	1,595	1,510
Impairment of right of use assets	-	724
Change in fair value of warrant liability	46,132	2,169
Loss on disposal of assets	-	17
Depreciation expense	1,027	1,559
Stock-based compensation including ESPP	8,452	12,652
Changes in operating assets and liabilities:
Other assets	216	2,297
Accounts payable	54	(2,219)
Accrued liabilities	(1,388)	918
Operating lease liabilities	(2,680)	(2,432)
Other liabilities	-	46
Deferred revenue	(1,157)	(8,135)
Net cash and cash equivalents used in operating activities	(80,743)	(78,997)
Cash flows from investing activities:
Activities in available-for-sale investments:
Maturities of short-term investments	90,000	45,011
Purchase of short-term investments	(108,149)	(11)
Purchases of property and equipment	(130)	(19)
Net cash and cash equivalents (used in) provided by investing activities	(18,279)	44,981
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with PIPE Offering, net of costs	-	17,443
Proceeds from issuance of pre-funded warrants in connection with PIPE Offering, net of costs	-	44,980
Proceeds from issuance of common warrants in connection with PIPE Offering, net of costs	-	25,427
Proceeds from issuance of common stock upon exercise of pre-funded warrants	2	-
Payments on finance lease	(83)	(96)
Proceeds from the ESPP purchase	436	551
Proceeds from the exercise of common stock option	-	23
Net cash and cash equivalents provided by financing activities	355	88,328
Net (decrease) increase in cash, cash equivalents, and restricted cash	(98,667)	54,312
Cash, cash equivalents, and restricted cash, beginning of period	135,774	81,462
Cash, cash equivalents, and restricted cash, end of period	$37,107	$135,774

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Continued)

(In thousands)

	Twelve Months Ended December 31,
	2024	2023
Reconciliation to amounts on the Consolidated Balance Sheets:
Cash and cash equivalents	$36,997	$135,704
Restricted cash	110	70
Total cash, cash equivalents, and restricted cash	$37,107	$135,774

Supplemental disclosures of noncash financing and investing activities:
Mark to market adjustment for available-for-sale investments	$9	$96
Acquisition of right of use asset through operating lease obligation	-	1,094
Vesting of early exercised options	-	66
Change in pension obligation	$(103)	$48
Net exercise of common warrants	$1,361	$-

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

Aligos is a clinical-stage biotechnology company focused on developing novel therapeutics to address unmet medical needs in liver and viral diseases, including in the areas of chronic hepatitis B (CHB), metabolic dysfunction associated steatohepatitis (MASH), and coronavirus (e.g., SARS-CoV-2 and related infections).

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

Liquidity

The Company has incurred losses and negative cash flows from operations since its inception. As of December 31, 2024 and 2023, the Company had an accumulated deficit of approximately $618.0 million and $486.8 million, respectively. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of expanded research and development activities.

As of December 31, 2024, the Company has cash, cash equivalent and investments of approximately $56.9 million, which is available to fund future operations. The Company expects to continue to spend substantial amounts to continue the nonclinical and clinical development of its current and future programs. If the Company is able to gain marketing approval for drug candidates that are being developed, it will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of the Company’s planned and anticipated clinical trials is highly uncertain, the Company cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate the Company may develop.

The Company expects to finance its cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Based on the Company’s research and development plans, it is expected that the Company’s existing cash, cash equivalents and investments, inclusive of the cash received from the PIPE financing in February 2025, will enable the Company to fund its operations for at least 12 months following the date the consolidated financial statements are issued. However, the Company’s operating plan may change as a result of many factors currently unknown, and the Company may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty the Company’s future expenses given the dynamic nature of its business, and the macro-economic environment generally.

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

Certain amount previously reported in 2023 Consolidated Statements of Operations and Comprehensive Loss has been reclassified to conform the 2024 presentation, with respect to the separate presentation of changes in fair value of common warrants in the amount of $2.2 million, previously included in interest and other income, net. The reclassification had no impact on our net loss.

Principles of consolidation

The accompanying consolidated financial statements include Aligos-US and its wholly owned subsidiaries Aligos-Belgium, Aligos-Australia and Aligos-Shanghai. All intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources. Accounting estimates and judgments are inherently uncertain, and the actual results could differ from these estimates.

Foreign currency

The Company’s foreign subsidiaries use the U.S. dollar as their functional currency, and they initially measure the foreign currency denominated assets and liabilities at the transaction date. Monetary assets and liabilities are then re-measured at exchange rates in effect at the end of each period, and non-monetary assets and liabilities are converted at historical rates. A re-measurement loss was recognized during the year ended December 31, 2024 of $3.4 thousand, and a re-measurement loss was recognized during the year ended December 31, 2023 of $45.7 thousand, and are reflected within interest and other income, net on the Consolidated Statements of Operations and Comprehensive Loss.

Segment information

The Company has one reportable segment which is focused on discovering and developing drug candidates in both liver and viral diseases. The Company’s Chairman, President and Chief Executive Officer, who is the chief operating decision maker (CODM), assesses segment performance and decides how to allocate resources based on net loss that is also reported on the Consolidated Statements of Operations and Comprehensive Loss. See Note 17, Segment disclosure, for additional information.

Cash equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents.

Restricted cash

As of December 31, 2024 and 2023, the restricted cash balance was $0.1 million and $0.1 million, respectively, and was used primarily to secure letters of credit in relation to the Company’s operating leases and deposits on rental assets (Note 6), as well as employee withholdings for the employee stock purchase plan.

Short-term investments

The Company generally invests its excess cash in money market funds and investment grade short-to-intermediate-term fixed income securities. Such investments are included in cash, cash equivalents and investments on the Consolidated Balance Sheets.

The Company determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Available-for-sale debt securities are measured and reported at fair value using quoted prices in active markets for similar securities. Unrealized gains and losses on available-for-sale securities are reported as a separate component of stockholders’ (deficit) equity. Premiums or discounts from par value are amortized to investment income over the life of the underlying investment. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in interest and other income, net within the Consolidated Statements of Operations and Comprehensive Loss.

The Company assesses available-for-sale debt securities on a quarterly basis to see whether any unrealized loss is due to credit-related factors. Factors considered in determining whether an impairment is credit-related include the extent to which the investment’s fair value is less than its cost basis, declines in published credit ratings, changes in interest rates, and any other adverse factors related to the security. If it is determined that a credit-related impairment exists, the Company will measure the credit loss based on a discounted cash flow model. Credit-related impairments on available-for-sale debt securities are recognized as an allowance for credit losses with a corresponding adjustment to other income, net in the Company’s consolidated statement of operations. The unrealized loss position that is not credit-related is recorded, net of any related tax effects, in other comprehensive income until realized. There were no credit-related losses recognized for the periods presented

Accrued Interest Receivable

Accrued interest receivable related to the Company’s available-for-sale debt securities is presented within prepaid expenses and other current assets on the Company’s consolidated balance sheets. The Company has elected to exclude accrued interest receivable from both the fair value and the amortized cost basis of available-for-sale debt securities for the purposes of identifying and measuring any impairment. The Company writes off accrued interest receivable once it has determined that the asset is not realizable. Any write offs of accrued interest receivable are recorded by reversing interest income, recognizing credit loss expense, or a combination of both. To date, the Company has not written off any accrued interest receivables associated with its available-for-sale debt securities.

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

Accounting for Government Grants

In 2022, the Company was awarded a grant of $1.1 million by the National Institutes of Health (NIH) for research to target coronaviruses. The grant is for multiple years with the amount updated after each year of progress through 2025, subject to the annual reapplication and approval by the NIH. In 2023, the approved grant awarded was an additional $1.4 million. In 2024, the approved grant awarded was an additional $1.5 million.

In 2023, the Company was awarded a contract of $8.5 million by the National Institute of Allergies and Infectious Diseases (NIAID) for research to target coronaviruses. In March 2024, the Company entered into an amendment to the above contract and was awarded an additional $1.3 million, making the total contract value $9.8 million. The contract will end in early 2026.

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

During the year ended December 31, 2024, $2.8 million was recognized as a reduction to R&D expenses. During the year ended December 31, 2023, $1.6 million was recognized as a reduction to R&D expenses.

Common Warrants liability

The Company accounts for certain warrants as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The Company determined that its outstanding warrants are freestanding derivative instruments. The warrants are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Consolidated Statements of Operations and Comprehensive Loss. The fair value of the warrants issued by the Company has been estimated and is remeasured at the end of each reporting period using a Black-Scholes option pricing model.

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

Impairment of long-lived assets

The Company regularly reviews the carrying amount of its property, equipment, other long-lived assets and intangible assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. During the year ended December 31, 2023, the Company vacated certain leased office space and, as a result, the Company recorded an impairment charge against right of use assets of $0.7 million, recorded in the Consolidated Statements of Operations and Comprehensive Loss as general and administrative (G&A) expenses. No other impairment charges were recorded during the years ended December 31, 2024 or 2023.

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

The Company may also perform research and development activities under the collaboration agreements where the Company may be granted licenses from its collaboration partners. Contractual payments to the other party in collaboration agreements and costs incurred by the Company are recognized on a gross basis in research and development expenses. Development and regulatory milestones payments to collaboration partners are recorded as research and development costs when such payments become probable. Royalties and sales-based milestone payments are recorded when the related sales occur.

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

The Company may also perform research and development activities under the revenue agreements where the Company may be granted licenses from its partners. Contractual payments to the other party in revenue agreements and costs incurred by the Company are recognized on a gross basis in research and development expenses. For arrangements that include royalties and sales-based milestone payments, the license is deemed to be the predominant item to which such payments relate and the Company recognizes revenue at the later of when the related sales occur or when the performance obligation to which the royalty has been allocated has been satisfied.

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

The fair value of each restricted stock award is the closing price of the Company’s common stock on the date of grant. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model requires the use of a number of assumptions including the fair value of the common stock, expected volatility, risk-free interest rate, expected dividends, and expected term of the option.

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

Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive loss. Other comprehensive (loss) income consists of foreign currency translation adjustments, unrealized gain on marketable securities and unrealized (loss) gain on pension plans.

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

Recently issued accounting standards

In November 2024, the FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the potential impact of this standard on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard is effective for fiscal years beginning after December 15, 2024. The Company is evaluating the potential impact of this standard on its consolidated financial statements.

3. Property and equipment

The components of property and equipment were as follows as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Leasehold improvements	$6,101	$6,101
Lab equipment	5,975	5,830
Computer equipment	1,051	1,051
Furniture and office equipment	732	732
Vehicles and equipment	281	296
Asset under construction	4	4
Total, at cost	14,144	14,014
Accumulated depreciation	(11,782)	(10,755)
Total, net	$2,362	$3,259

During the years ended December 31, 2024 and 2023, depreciation expense was $1.0 million and $1.6 million, respectively. Finance leases for vehicles and lab equipment are also included in property and equipment on the Consolidated Balance Sheets (Note 6).

4. Short-term investments

As of December 31, 2024, amortized cost, gross unrealized gains and losses, and estimated fair values of total fixed-maturity securities were as follows:

December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. Treasury bonds	$19,933	$9	$-	$19,942

No short-term investments are in an unrealized loss position. The Company had no available-for-sale securities as of December 31, 2023.

Changes in fair value are related to changes in market interest rates. The Company expects to collect all contractual principal and interest payments and does not intend to sell the investments before recovery of their amortized cost bases. As of December 31, 2024, all investments had a remaining maturity of less than one year.

The Company recorded interest income of $1.7 million and $4.3 million, respectively, during the years ended December 31, 2024 and 2023, as a component of interest and other income, net on the Company’s Consolidated Statement of Operations and Comprehensive Loss.

5. Accrued liabilities

Accrued liabilities consisted of the following as of December 31:

	December 31,	December 31,
	2024	2023
Accrued R&D expenses	$5,029	$6,633
Accrued compensation	6,387	6,673
Other	2,670	3,025
Accrued payables	1,471	511
Total	$15,557	$16,842

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

Maturities of lease liabilities as of December 31, 2024, were as follows:

	Operating Lease	Finance Lease
Year ending December 31:
2025	$3,671	$63
2026	3,792	42
2027	1,434	-
2028	155	-
2029	-	-
Thereafter	-	-
	9,052	105
Less: imputed interest	(835)	53
Present value of lease liabilities	8,217	158
Less: current portion	(3,422)	(36)
Lease liabilities, net of current portion	$4,795	$122

The components of lease expense were as follows for the years ended December 31, 2024 and 2023:

	2024	2023
Operating lease cost	$1,931	$2,321
Finance lease cost:
Amortization of right-of-use assets	$56	$84
Interest on lease liabilities	7	11
Total finance lease cost	$63	$95

The Company made payments of $3.6 million and $3.4 million during the years ended December 31, 2024 and 2023, respectively, which are included as cash flow from operations on the Consolidated Statements of Cash Flows.

As of December 31, 2024 and 2023, $0.6 million and $0.7 million of finance lease ROU assets, respectively, were presented as part of property and equipment on the Consolidated Balance Sheets with accumulated amortization of $0.5 million and $0.4 million, respectively.

Additional information related to the Company’s leases was as follows as of December 31:

	December 31,	December 31,
	2024	2023
Operating Lease:
Weighted-average remaining lease term (years)	1.78	3.38
Weighted-average discount rate	8.90%	7.94%
Finance Lease:
Weighted-average remaining lease term (years)	1.67	2.67
Weighted-average discount rate	3.59%	5.57%

7. Capital stock

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

Preferred stock

As of December 31, 2024 and 2023, there were 10,000,000 shares of preferred stock authorized and no preferred stock issued.

8. Common Warrants and Pre-Funded Warrants

In October 2023, the Company completed a private investment in public equity offering and entered into a securities purchase agreement (the Securities Purchase Agreement) with certain institutional and accredited investors, pursuant to which the Company agreed to offer, issue and sell to these investors 1,257,168 shares of common stock, par value $0.0001 per share (the Common Stock), pre-funded warrants to purchase an aggregate of 3,242,018 shares of Common Stock (the Pre-Funded Warrants), and warrants to purchase an aggregate of 2,249,680 shares of Common Stock (the Common Warrants, and together with the Pre-Funded Warrants, the Warrants). Each Pre-Funded Warrant has an exercise price of $0.0025 per share of common stock, was immediately exercisable and is exercisable until exercised in full. Each accompanying Common Warrant has an exercise price of $18.92 per share of common stock, is immediately exercisable and will expire on October 25, 2030. The closing of the offering occurred on October 25, 2023. The Company received gross proceeds of $92.1 million, and after deducting the placement agent fees and expenses and offering costs, net proceeds were $86.2 million.

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

The Company used the with-and-without method to allocate the net proceeds received from the sale of the Common Stock, the Pre-Funded Warrants, and the Common Warrants on the Consolidated Balance Sheets as follows:

As of October 25, 2023
Common Stock	$18,641
Pre-Funded Warrants	48,079
Common Warrants	25,427
Total net proceeds	$92,147

The following table summarizes information about shares issuable under the Pre-Funded Warrants outstanding at December 31, 2024 and 2023:

Pre-funded warrant shares outstanding	2024	2023
Outstanding at January 1	3,242,018	-
Issued	-	3,242,018
Exercised	(800,613)	-
Outstanding at December 31	2,441,405	3,242,018
Exercisable at December 31	2,441,405	3,242,018

The following table sets forth a summary of the activities of the Company’s warrant liability, which represents a recurring measurement that is classified with Level 3 of the fair value hierarchy:

	2024	2023
Beginning liability as of January 1	$27,596	$-
Common warrants issued	-	25,427
Common warrants exercised	(1,361)	-
Change in fair value of liability	46,132	2,169
Ending liability as of December 31	$72,367	$27,596

The fair value of the Common Warrants was measured using the Black Scholes option pricing model and will be remeasured each reporting period, and the change in fair value will be recorded in earnings. The assumptions that the Company used to determine the fair value at issuance and the reporting date of the Common Warrants granted to participants were as follows:

	December 31, 2024	December 31, 2023
Expected term (in years)	5.83	6.83
Risk-free interest rate	4.43%	3.88%
Dividend yield	-	-
Volatility	84.62%	82.80%

The following table summarizes information about shares issuable under the Common Warrants outstanding at December 31, 2024 and 2023:

Common warrant shares outstanding	2024	2023
Outstanding at January 1	2,249,680	-
Issued	-	2,249,680
Exercised	(48,822)	-
Outstanding at December 31	2,200,858	2,249,680
Exercisable at December 31	2,200,858	2,249,680

9. Stock-based compensation

2018 Equity incentive plan

Following the Company's IPO in October 2020, the remaining shares from the 2018 Equity Incentive Plan (the 2018 Plan) were made available for issuance under the 2020 Incentive Award Plan (the 2020 Plan). As of December 31, 2024, there are 58,023 options outstanding under the 2018 Plan and the Company had granted 131,086 options to employees under the 2018 Plan.

2020 Incentive award plan

The Company adopted the 2020 Plan effective October 15, 2020. The 2020 Plan provides for a variety of stock-based compensation awards, including stock options, stock appreciation rights, or SARs, restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards, dividend equivalents, or other stock or cash-based awards. The Company has granted 778,025 shares subject to awards as of December 31, 2024 with 116,859 remaining available for future grant.

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

2024 Employment inducement award plan

The Company adopted the 2024 Employment Inducement Award Plan (the 2024 Plan) in September 2024 as an inducement material to entering employment in accordance with Nasdaq Listing Rule 5635(c)(4). The 2024 Plan is used exclusively for the grant of equity awards to individuals who were not previously employed by the Company. The 2024 Plan provides for issuance of non-qualified stock options only. The Company has granted 104,000 shares subject to awards as of December 31, 2024 with 496,000 remaining available for future grant.

2020 Employee stock purchase plan

The Company adopted the 2020 Employee Stock Purchase Plan (the 2020 ESPP) effective on October 15, 2020. The 2020 ESPP enables eligible employees of the Company to purchase shares of common stock at a discount to fair market value. The Company has initially reserved for issuance 14,756 shares of common stock pursuant to the 2020 ESPP. As of December 31, 2024, 72,561 grants of awards under this plan have been made.

During the year ended December 31, 2024 and 2023, the Company's 2020 ESPP compensation expense was $0.5 million and $0.9 million, respectively. The assumptions that the Company used to determine the grant-date fair value of shares granted to participants were as follows, disclosed on a grant date basis:

	2024	2023

Expected term (in years)	0.5 - 2.0 years	0.5 - 2.0 years
Risk-free interest rate	2.58% - 5.38%	2.07% - 5.38%
Dividend yield	-	-
Volatility	50.36% - 73.67%	50.36% - 64.26%
Weighted-average estimated fair value of purchase rights	$4.00 - $15.14	$4.00 - $60.68

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

During the years ended December 31, 2024 and December 31, 2023, the Company’s stock option compensation expense was approximately $7.9 million and $11.8 million, respectively, and there was no recognized tax benefit in either year. As of December 31, 2024, unrecognized stock-based compensation expense related to stock options was $5.9 million, to be recognized over a weighted-average period of 2.63 years.

The assumptions that the Company used to determine the grant-date fair value of stock options granted to Participants were as follows, presented on a weighted-average basis:

	2024	2023

Expected term (in years)	5.94	6.00
Risk-free interest rate	3.98%	3.83%
Dividend yield	-	-
Volatility	87.35%	76.65%

Stock option activity during the year ended December 31, 2024 and 2023 was as follows:

	Shares subject to options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)

Outstanding as of December 31, 2023	414,898	$159.46	6.90	$-
Granted	359,135	$15.92
Replacement options from Exchange	76,147	$24.00
Exercised	—	$—		$—
Forfeited or Expired	(67,340)	$159.09
Cancelled options from Exchange	(155,155)	$260.63
Outstanding as of December 31, 2024	627,685	$35.93	8.50	$10,611
Options vested and expected to vest as of December 31, 2024	627,685	$35.93	8.50	$10,611
Options vested and exercisable as of December 31, 2024	172,072	$80.39	6.37	$944

The weighted-average grant date fair value of stock options granted was $12.88 per share during the year ended December 31, 2024. The weighted-average grant date fair value of stock options granted was $20.67 per share during the year ended December 31, 2023. The total intrinsic value of stock options exercised during the years ended December 31, 2024 and 2023 were not material.

During the years ended December 31, 2024 and 2023 the Company did not issue shares for unvested stock options. As of December 31, 2024 and 2023, there were no shares of Common Stock held by employees subject to repurchase.

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

Before the adoption of the Company’s Plan, the Company granted 20,118 restricted stock awards to employees and founders. These restricted stock awards have similar characteristics to the restricted stock awards granted under the Company’s Plan, other than the right of repurchase, which typically lapses over three years with 33% vesting on the first anniversary of the vesting commencement date and 1/36 each month thereafter.

During the years ended December 31, 2024 and 2023, the Company recorded a total stock-based compensation expense of $73.0 thousand and $31.0 thousand, respectively, related to the restricted stock awards. During the years ended December 31, 2024 and 2023, total fair value of restricted stock awards vested was $0.1 million and zero, respectively. The number of restricted stock awards vested includes shares of common stock that the Company withheld on behalf of employees or sold to cover to satisfy the minimum statutory tax withholding requirements. As of December 31, 2024, there was $0.1 million unrecognized stock-based compensation costs related to outstanding unvested restricted stock awards that are expected to vest over 3.27 years.

The following table summarizes the Company’s restricted common stock activity for years ended December 31, 2024 and 2023:

	Number of Awards	Weighted- Average Grant Date Fair Value	Aggregate Fair Value (in thousands)

Issued and unvested as of December 31, 2023	5,362	21.00	113
Granted	4,241	14.99	64
Vested and released	(4,874)	21.17	(103)
Issued and unvested as of December 31, 2024	4,729	$15.44	$74

Stock-based compensation expense was allocated as follows for the years ended December 31, 2024 and December 31, 2023:

	Year Ended
	December 31,
	2024	2023
Research and development	$4,842	$6,843
General and administrative	3,610	5,809
Total	$8,452	$12,652

10. Fair value measurements

The following tables present the fair value of the Company’s financial instruments that are measured or disclosed at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$36,997	$-	$-
Available for sale securities	19,942	-	-
Liabilities:
Warrant liability	-	-	(72,367)
	$56,939	$-	$(72,367)

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$135,704	$-	$-
Liabilities:
Warrant liability	-	-	(27,596)
	$135,704	$-	$(27,596)

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

In February 2023 and May 2024, Merck provided us written notice of termination for both of the targets in the collaboration. There was no effect on the income statements as a result as all deferred revenue had been fully recognized prior to the termination notice provided.

The Company determined that the Original Agreement and First Amendment fall within the scope of ASC 808, Collaborative Arrangements (ASC 808), due to Merck and the Company being joint active participants, as well as both parties having significant risks and rewards. The Company analogized to ASC 606, Revenue from Contracts with Customers (ASC 606), for the accounting of payments including upfront payments and other milestones. Management of the Company determined that there was one performance obligation for each of the agreements given the deliverables are not distinct. The Company evaluated the performance obligation within each agreement and determined the performance obligations are satisfied over time as Merck jointly owns any collaboration intellectual property that is developed during the research term. Given the nature of the arrangements, the Company believes that the satisfaction of its performance obligations is best measured by the progress of its efforts. As such, the Company has used an input method based on costs incurred to recognize revenue associated with the upfront payments. This assessment is performed separately for each of the Original Agreement and the First Amendment, and the Company recognizes revenue over time based on the costs incurred. The effect of any updates to the estimated overall costs are recorded as a change in estimate. In addition, variable consideration (e.g., milestone payments) were evaluated based on the Company’s analysis that the probability of achieving any of the milestones is remote, and therefore determined to be constrained and excluded from the transaction price.

During the twelve months ended December 31, 2024 and 2023, the Company recognized $0.3 million and $9.3 million in revenue from collaborative arrangements related to upfront payments. During the twelve months ended December 31, 2024 and 2023, the Company recognized no revenue from collaborative arrangements related to milestone payments. The unrecognized portion of the upfront payments received during the twelve months ended December 31, 2024 and 2023 is recorded on the Consolidated Balance Sheets as “Deferred revenue, current”.

Changes in deferred revenue balances arose as a result of the Company recognizing the following revenue from collaborative arrangements during the periods below (in thousands):

	As of December 31,
	2024	2023

Deferred revenue from collaborations as of January 1	$84	$8,743
Consideration received in the period	250	679
Revenue from collaborations recognized in the period	(334)	(9,338)
Deferred revenue from collaborations as of December 31	$—	$84

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

During the twelve months ended December 31, 2024 and 2023, the Company had no expenses related to milestone payments. During the twelve months ended December 31, 2024 and 2023, the Company made no payments associated with royalties but did recognize general expenses of $0.1 million and $0.4 million, respectively.

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

During the year ended December 31, 2024 and 2023, the Company recognized no expenses related to milestone payments. The Company is also required to pay Luxna a low-single digit royalty percentage on net sale of applicable products, if any. During the twelve months ended December 31, 2024 and 2023, the Company made no payments associated with royalties.

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

During the year ended December 31, 2023, we recognized and paid $2.0 million related to milestone payments due to the first dosing of the first patient in a Phase 1 clinical trial. No milestone payments were made in the year ended December 31, 2024.

12. Revenue from contracts with customers

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

The Company determined that the Amoytop agreement falls within the scope of ASC 606. The agreement did not fall under the ASC 808 guidance due to Amoytop and the Company not being joint active participants, and both parties not having significant risks and rewards. Management of the Company determined that there were three performance obligations for the agreement given the deliverables are distinct. The Company evaluated the standalone selling price for each obligation based on available data for similar arrangements. The Company evaluated the performance obligations and determined the provision of R&D services for the collaboration compound performance obligation will be satisfied over time, the research license including data and know-how has been satisfied, and the provision of materials will be satisfied upon delivery. Given the nature of the arrangement, the Company believes that the satisfaction of its performance obligations is best measured by the progress of its efforts as it relates to the performance of the R&D services. As such, the Company has used an input method based on costs incurred to recognize revenue associated with the upfront payments, and the Company recognizes revenue over time based on the costs incurred. The effect of any updates to the estimated overall costs are recorded as a change in estimate. In addition, variable consideration (e.g., milestone payments) were evaluated based on the Company’s analysis that the probability of achieving any of the milestone payments is remote, and therefore determined to be constrained and excluded from the transaction price.

Agreement with ADCT

The Company determined that the ADC Therapeutics (ADCT) agreement falls within the scope of ASC 606. The agreement did not fall under the ASC 808 guidance due to ADCT and the Company not being joint active participants, nor both parties having significant risks and rewards. Management of the Company determined that there was one performance obligation for the agreements given the deliverables are not distinct. The Company evaluated the performance obligation and determined the performance obligations are satisfied over time. Given the nature of the arrangement, the Company believes that the satisfaction of its performance obligations is best measured by the progress of its efforts. As such, the Company has used an input method based on costs incurred to recognize revenue associated with the upfront payments, and the Company recognizes revenue over time based on the costs incurred. The effect of any updates to the estimated overall costs are recorded as a change in estimate. In addition, variable consideration (e.g., milestone payments) were evaluated based on the Company’s analysis that the probability of achieving any of the milestones is remote, and therefore determined to be constrained and excluded from the transaction price.

During the twelve months ended December 31, 2024 and 2023, the Company recognized $3.6 million and $6.2 million, respectively, in revenue from customers related to upfront payments. During the twelve months ended December 31, 2024 and 2023, the Company recognized no revenue from customers related to milestone payments. The unrecognized portion of the upfront payments received during the twelve months ended December 31, 2024 and 2023 is recorded on the Consolidated Balance Sheets as “Deferred revenue from customers”.

Changes in deferred revenue balances arose as a result of the Company recognizing the following revenue from customers during the periods below (in thousands):

	As of December 31,
	2024	2023

Deferred revenue from customers as of January 1	$1,224	$700
Consideration received in the period	2,538	6,715
Revenue from customers recognized in the period	(3,611)	(6,191)
Deferred revenue from customers as of December 31	$151	$1,224

13. Income taxes

The components of the current provision for income taxes were as follows for the years ended December 31, 2024 and 2023:

	2024	2023

Current:
State	$-	$-
Federal	-	-
Foreign	331	795
Total current provision for income taxes	$331	$795

Deferred:
State	$-	$-
Federal	-	-
Foreign	-	-
Total deferred provision for income taxes	$-	$-

The Company did not have any deferred provision for income taxes for the years ended December 31, 2024 and 2023.

A reconciliation of the expected income tax computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2024 and 2023:

	2024	2023

Income tax computed at federal statutory rate	21.00%	21.00%
State taxes, net of federal benefit	4.49%	6.71%
Research tax credits	0.79%	6.35%
Change in valuation allowance	-17.04%	86.68%
Stock based compensation	-1.92%	-2.30%
Permanent differences	0.10%	-0.63%
Section 382 limitation	0.00%	-117.98%
Foreign tax	-0.27%	-0.76%
Warrant marked to market	-7.41%	0.00%
Effective income tax rate	-0.26%	-0.93%

The components of the deferred tax assets and liabilities were as follows at December 31:

	2024	2023

Deferred tax assets:
Net operating loss carryforward	$17,625	$3,491
Operating lease liabilities	2,418	3,280
Tax credits	2,745	941
Other accruals and reserves	1,457	1,622
Stock-based compensation	1,555	2,714
Deferred revenue	-	24
Capitalized Sec 174 costs	31,848	23,962
Other	626	577
	58,274	36,611
Valuation allowance	(56,517)	(34,235)
Net deferred tax assets	$1,757	$2,376

Deferred tax liabilities:
Right of use assets	(1,520)	(2,078)
Stock-based compensation	-	-
Property and equipment	(237)	(298)
Total deferred tax liabilities	$(1,757)	$(2,376)

Total deferred income taxes	$-	$-

Management believes that, based on a number of factors, including the Company’s historical operating performance and accumulated deficit, it is more likely than not that the deferred tax assets will not be utilized, such that a full valuation allowance has been recorded against the Company’s deferred tax assets. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized on a jurisdiction-by-jurisdiction basis. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The valuation allowance increased by $22.3 million during the year ended December 31, 2024, and decreased by $75.3 million during the year ended December 31, 2023.

As of December 31, 2024, the Company had $41.8 million of federal and $90.7 million of state net operating loss (NOL) carryforwards available to offset future taxable income. The Company’s federal NOL carryforwards can be carried forward indefinitely while state NOL carryforwards, if not utilized, will begin expiring in 2043. As of December 31, 2024, the Company had research and development credit carryforwards of $1.9 million and $1.2 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. If not utilized, the federal credit carryforwards will begin expiring in 2043. The California credit carryforwards have no expiration date. The Company had $8.4 million of Australian NOL carryforwards and $0.6 million of Australian research and development tax credit carryforwards.

Under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period), the Company’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. The Company performed a Code Section 382 analysis in 2023 and determined there was an ownership change that resulted in Section 382 limitations, the impact of which is reflected in the financial statements. The Company performed a Code Section 382 analysis in 2024, which resulted in no further ownership changes.

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

ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. During the years ended December 31, 2024 and 2023, the Company had not recognized any tax-related penalties or interest. No liability related to uncertain tax positions is recorded on the financial statements related to uncertain tax positions.

	2024	2023

Balance, beginning of the period	$99	$3,100
Increase (Decrease) related to prior year positions	17	(3,100)
Increase related to current year positions	655	99
Balance, end of the period	$771	$99

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

In October 2021, the Organization for Economic Co-operation and Development (OECD)/G20 finalized the significant components of a two-pillar global tax reform plan, which has now been agreed to by the majority of OECD members. Pillar Two requires multinational enterprises with annual global revenue exceeding €750 million to pay a global minimum tax of 15%. The Company does not currently expect to meet the €750 million revenue threshold. The Company will continue to evaluate the potential impact on future periods of the Pillar Two framework and the implementation of the Pillar Two rules in the jurisdictions in which it operates.

14. Commitments and contingencies

From time to time, the Company may have certain contingent liabilities, including legal matters that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Contingent liabilities requiring accrual were appropriately accrued as of December 31, 2024 and December 31, 2023. The Company enters into contracts in the normal course of business that includes arrangements with clinical research organizations, vendors for preclinical research and vendors for manufacturing. These agreements generally allow for cancellation with notice. As of December 31, 2024, the Company had no material non-cancelable purchase commitments.

15. Benefit plans

Defined contribution plans

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company made matching contributions of $0.7 million and $0.8 million to the plan during the years ended December 31, 2024 and 2023, respectively.

Defined benefit plans—regular pension plan

ASC Topic 715, Compensation—Retirement Benefits, requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s under-funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit post retirement plan in the year in which the changes occur. Accordingly, the Company is required to report changes in its funded status on its Consolidated Statement of Changes in Stockholders’ (Deficit) Equity and Consolidated Statement of Operations and Comprehensive Loss.

Aligos-Belgium offers its employees a regular pension plan in the form of a defined contribution plan (the Regular Pension Plan), which contains a 2.50% legally required minimum rate of return for the participants. The Regular Pension Plan does not meet all the requirements that are needed for recognition of the plans as a defined contribution plan. The Company therefore recognizes the Regular Pension Plan as a defined benefit plan.

The Company measures the fair value of the Regular Plan assets by using Level 3 inputs, unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of assets, including pricing models, discounted cash flow methodologies and similar techniques.

The net periodic benefit cost of the Pension Plan was $0.1 million and $0.2 million, and is recognized in accrued liabilities on the Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively. As of December 31, 2024, the projected benefit obligation was $1.3 million, the plan assets were $1.3 million and the net pension liability was $0.1 million. As of December 31, 2023, the projected benefit obligation was $1.2 million, the plan assets were $1.2 million, and the net pension liability was $0.1 million. The Company has recorded the unfunded amount as a liability in its Consolidated Balance Sheets at December 31, 2024 and 2023, under the accrued liabilities caption. The unrealized actuarial gain and loss on pension benefits, net of tax, at December 31, 2024 and 2023 was $62.0 thousand and $40.0 thousand, respectively. These amounts were reflected in other comprehensive loss under the caption gain (loss) on pension plans. The Company expects to make contributions to the Pension Plan of approximately $0.2 million during 2024. The Company estimates future benefit payments from 2025 to 2028 to be $0.3 million, and from 2029 thereafter to be $0.9 million.

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

In 2019, the Company accounted for the Top Hat Plan in accordance with ASC 715, Compensation—Retirement Benefits, once it became effective. The Top Hat Plan does not meet all the requirements that are needed for recognition as a defined contribution plan. The Company therefore recognizes the Top Hat Plan as a defined benefit plan.

The net periodic benefit cost of the Top Hat Plan was $0.2 million and $0.2 million, and is recognized in accrued liabilities on the Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively. As of December 31, 2024, the projected benefit obligation was $2.1 million, the plan assets were $1.9 million and the net pension liability was $0.2 million. As of December 31, 2023, the projected benefit obligation was $2.0 million, the plan assets were $1.8 million, and the net pension liability was $0.2 million. The Company has recorded the unfunded amount as a liability in its Consolidated Balance Sheets at December 31, 2024 and 2023, under the accrued liabilities caption. The unrealized actuarial gain and loss on pension benefits, net of tax, at December 31, 2024 and 2023 was $14.0 thousand and $3.0 thousand, respectively. These amounts were reflected in other comprehensive loss under the caption gain (loss) on pension plans. The Company expects to make contributions to the Pension Plan of approximately $0.2 million during 2024. The Company estimates future benefit payments from 2025 to 2028 to be $0.4 million, and from 2029 thereafter to be $1.2 million.

16. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company:

	Year Ended
	December 31,
	2024	2023
Net loss	$(131,211)	$(87,679)
Weighted average common stock outstanding	6,264,612	2,563,470
Net loss per share - basic and diluted	$(20.94)	$(34.20)

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

	Year Ended
	December 31,
	2024	2023
Options to purchase common stock	441,113	415,073
Unvested restricted stock	1,379	5,361
Warrants to purchase common stock	2,200,858	2,249,680
	2,643,350	2,670,114

17. Segment information

The CODM assesses performance for the Company’s single reportable segment and decides how to allocate resources based on the Company’s total operating expenses as reported on the Consolidated Statements of Operations and Comprehensive Loss. The CODM’s review of total operating expenses at the consolidated level is used to monitor the Company’s spending as well as budget versus actual results. As part of the CODM’s review of the segment’s performance, the CODM reviews the Company’s operating expense information. This includes research and development costs as well as general and administrative expenses. Based upon the operating expense information, the CODM can reconcile to net loss as reported on the Consolidated Statements of Operations and Comprehensive Loss, shown in the table below. The significant expense categories are consistent with those presented on the face of the consolidated financial statements, except for the breakout of the early-stage research and development from the late-stage research and development. The CODM does not receive or use any other segmented or disaggregated financial or any significant expense information for decision making purposes.

The following table provides segment revenues, significant segment expenses and reported segment net income for the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
Revenue from collaborations	$334	$9,338
Revenue from Customers	3,611	6,191
Less:
Early-stage research and development(1)	(3,506)	(9,213)
Late-stage research and development(2)	(66,763)	(63,827)
General & Administrative	(22,830)	(30,616)
Total operating expenses	(93,099)	(103,656)
Interest and other income, net	4,406	3,412
Change in fair value of common warrants	(46,132)	(2,169)
Loss before income tax	(130,880)	(86,884)
Income tax provision	(331)	(795)
Segment and consolidated net loss	$(131,211)	$(87,679)

(1) Early-stage research and development includes costs incurred from Discovery programs.

(2) Late-stage research and development includes costs incurred from Phase 1 clinical trial programs.

The Company’s reportable segment primarily generates revenue through its license and collaboration agreements (see Notes 11 and 12). The Company has $2.1 million and $0.2 million of fixed assets in Aligos-US and Aligos-Belgium, respectively, as of December 31, 2024, and $2.9 million and $0.3 million of fixed assets in Aligos‑US and Aligos-Belgium, respectively as of December 31, 2023.

18. Subsequent events

In preparing the interim financial statements for the year ended December 31, 2024, the Company evaluated subsequent events for recognition and measurement purposes during which time the following event has occurred that require disclosure:

PIPE offering

On February 13, 2025, the Company closed its PIPE offering (the 2025 Private Placement) with certain investors (the Purchasers) that resulted in gross proceeds of approximately $105.0 million. In the 2025 Private Placement, the Company issued (i) 2,103,307 shares of the Company’s common stock, par value $0.0001 per share, consisting of 1,427,000 shares of voting Common Stock and 676,307 shares of non-voting Common Stock, (ii) pre‑funded warrants (the Pre-Funded Warrants) to purchase up to 1,922,511 shares of voting Common Stock and (iii) accompanying common warrants (the Common Warrants) to purchase up to 2,012,909 shares of voting Common Stock. The combined price per share of Common Stock and accompanying Common Warrant was $26.0825 and the combined price per Pre-Funded Warrant and Common Warrant was $26.0824.

Each Pre-Funded Warrant has a nominal exercise price of $0.0001 per share of Common Stock, is immediately exercisable and does not expire. Each Common Warrant has an exercise price of $26.02, is immediately exercisable and will expire in February 2032.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10‑K. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

We have an insider trading policy (the Trading Policy), governing the purchase, sale and other dispositions of our securities that applies to all of our personnel, including directors, officers, employees and other covered persons. We believe that our Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

The remaining information required by this item, including information about our Directors, Executive Officers and Audit Committee, is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
Documents filed as a part of this Annual Report on Form 10-K:
1.
Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K.

2.
All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.
3.
The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

Item 16. Form 10-K Summary.

None.

Exhibit Index

		Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	Date	Number
3.1(a)	Amended and Restated Certificate of Incorporation.	8-K	10/20/2020	3.1
3.1(b)	Certificate of Amendment, dated June 27, 2024, to Amended and Restated Certificate of Incorporation.	8-K	6/28/2024	3.1
3.1(c)	Certificate of Amendment, dated August 14, 2024, to Amended and Restated Certificate of Incorporation.	8-K	8/19/2024	3.1
3.2	Amended and Restated Bylaws.	8-K	10/20/2020	3.2
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Common Stock Certificate.	10-Q	11/6/2024	4.2
4.3	Description of Securities.				X
4.4	Form of 2023 Pre-Funded Warrant	8-K	10/25/2023	4.1
4.5	Form of 2023 Common Warrant	8-K	10/25/2023	4.2
4.6	Form of 2025 Pre-Funded Warrant	8-K	2/12/2025	4.1
4.7	Form of 2025 Common Warrant	8-K	2/12/2025	4.2
10.1(a)†	Aligos Therapeutics/Emory University License Agreement by and between Aligos Therapeutics, Inc. and Emory University, dated June 26, 2018.	S-1	9/25/2020	10.1(a)
10.1(b)†	First Amendment to License Agreement by and between Aligos Therapeutics, Inc. and Emory University, dated June 18, 2020.	S-1	9/25/2020	10.1(b)
10.2(a)†	License Agreement by and between Aligos Therapeutics, Inc. and Luxna Biotech Co., Ltd., dated December 19, 2018.	S-1	9/25/2020	10.2(a)
10.2(b)†	Amendment to License Agreement by and between Aligos Therapeutics, Inc. and Luxna Biotech Co., Ltd., dated April 8, 2020.	S-1	9/25/2020	10.2(b)
10.3	Lease between Aligos Therapeutics, Inc. and Britannia Biotech Gateway Limited Partnership, dated June 21, 2018.	S-1	9/25/2020	10.3
10.4(a)#	2018 Equity Incentive Plan, as amended.	S-1	9/25/2020	10.5(a)
10.4(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under 2018 Equity Incentive Plan, as amended.	S-1	9/25/2020	10.5(b)
10.4(c)#	Form of Early Exercise Stock Option Grant Notice and Stock Option Agreement under 2018 Equity Incentive Plan, as amended.	S-1	9/25/2020	10.5(c)
10.4(d)#	Form of International Stock Option Grant Notice and Stock Option Agreement under 2018 Equity Incentive Plan, as amended.	S-1	9/25/2020	10.5(d)
10.5(a)#	2020 Incentive Award Plan.	S-1/A	10/9/2020	10.6(a)
10.5(b)#	Amendment to the Aligos Therapeutics, Inc. 2020 Incentive Award Plan.	8-K	6/28/2024	10.1
10.5(c)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2020 Incentive Award Plan.	S-1/A	10/9/2020	10.6(b)
10.5(d)#	Form of Restricted Stock Award Agreement under the 2020 Incentive Award Plan.	S-1/A	10/9/2020	10.6(c)
10.5(e)#	Form of Restricted Stock Unit Award Grant Notice under the 2020 Incentive Award Plan.	S-1/A	10/9/2020	10.6(d)
10.6#	2020 Employee Stock Purchase Plan.	S-1/A	10/9/2020	10.7

10.7(a)#	2024 Employment Inducement Award Plan	10-Q	11/6/2024	10.1(a)
10.7(b)#	Form of Stock Option Grant Notice and Stock Option Agreement	10-Q	11/6/2024	10.1(b)
10.7(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.	10-Q	11/6/2024	10.1(c)
10.8#	Form of Indemnification Agreement for Directors and Officers.	S-1/A	10/9/2020	10.12
10.9#	Amended and Restated Employment Agreement, effective as of February 10, 2021, by and between the Company and Lawrence M. Blatt, Ph.D.	10-Q	5/10/2021	10.2
10.10#	Employment Agreement by and between Aligos Therapeutics, Inc. and Julian Symons, D.Phil., effective as of May 14, 2019.	10-Q	5/10/2021	10.3
10.11#	Form of Change in Control and Severance Agreement.	10-Q	5/10/2021	10.4
10.12#	Lease Agreement between 601 & 651 Gateway Center LP and Aligos Therapeutics, Inc., dated December 9, 2021	10-K	3/10/2022	10.16
10.13#	Non-Employee Director Compensation Policy	10-Q	11/6/2024	10.3
10.14#	Form of Securities Purchase Agreement, dated October 23, 2023, by and among the Company and the Purchasers.	8-K	10/25/2023	10.1
10.15#	Amended and Restated Employment Agreement, effective as of December 1, 2020, by and between the Company and Lesley Calhoun	10-K	3/12/2024	10.17
10.16#	Employment Agreement by and between Aligos Therapeutics, Inc. and Hardean Achneck, M.D., effective as of September 4, 2024.	10-Q	11/6/2024	10.2
10.17	Securities Purchase Agreement, dated February 11, 2025, by and among the Company and the investors party thereto.	8-K	2/12/2025	10.1
10.18	Registration Rights Agreement, dated February 13, 2025, by and among the Company and the investors party thereto.				X
10.19	Lead Investor Registration Rights Agreement, by and among the Company and the investors party thereto.				X
10.20	Letter Agreement, by and among the Company and the investors party thereto.				X
19.1	Insider Trading Policy				X
21.1	Subsidiaries of Registrant.	10-K	3/9/2023	21.1
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included on signature page to this Form 10-K).				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	Policy relating to Recovery of Erroneously Awarded Compensation	10-K	3/12/2024	97.1
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 has been formatted in Inline XBRL.				X

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

Aligos Therapeutics, Inc.

Date: March 10, 2025	By:	/s/ Lawrence M. Blatt
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

Name	Title	Date

/s/ Lawrence M. Blatt	Chairman, President, and Chief Executive Officer (Principal Executive Officer)	March 10, 2025
Lawrence M. Blatt, Ph.D.

/s/ Lesley Ann Calhoun	Executive Vice President, Chief Operating Officer & Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2025
Lesley Ann Calhoun

/s/ K. Peter Hirth	Director	March 10, 2025
K. Peter Hirth, Ph.D.

/s/ Carole Nuechterlein	Director	March 10, 2025
Carole Nuechterlein

/s/ James Scopa	Director	March 10, 2025
James Scopa

/s/ Bridget Martell	Director	March 10, 2025
Bridget Martell, M.D.

/s/ Margarita Chavez	Director	March 10, 2025
Margarita Chavez

/s/ Heather Preston	Director	March 10, 2025
Heather Preston, M.D