Form 10-Q
period 2025-03-31
Aligos Therapeutics, Inc.
filed 2025-05-06
CIK 1799448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, the registrant had 6,114,801 shares of common stock, $0.0001 par value per share, outstanding, comprised of 5,314,801 shares of voting common stock, $0.0001 par value per share and 800,000 shares of non-voting common stock, $0.0001 par value per share.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALIGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$73,763	$36,997
Restricted cash	110	110
Short-term investments	64,098	19,942
Other current assets	5,234	5,092
Total current assets	143,205	62,141
Operating lease right-of-use assets	4,648	4,964
Property and equipment, net	2,214	2,362
Other assets	632	627
Total assets	$150,699	$70,094

LIABILITIES AND
STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,460	$2,571
Accrued liabilities	11,001	15,557
Operating lease liabilities, current	3,450	3,422
Finance lease liabilities, current	37	36
Deferred revenue, current	-	151
Total current liabilities	18,948	21,737
Operating lease liabilities, net of current portion	4,265	4,795
Finance lease liabilities, net of current portion	122	122
2023 common warrants liability	10,873	72,367
Long term liability	46	46
Total liabilities	34,254	99,067
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2025 and December 31, 2024, respectively; no shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	-	-
Common stock, $0.0001 par value; 20,800,000 shares and 20,800,000 shares authorized as of March 31, 2025 and December 31, 2024, respectively; 6,114,801 and 3,864,436 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	9	8
Additional paid-in capital	690,909	588,576
Accumulated deficit	(574,920)	(618,008)
Accumulated other comprehensive income	447	451
Total stockholders’ equity (deficit)	116,445	(28,973)
Total liabilities and stockholders’ equity (deficit)	$150,699	$70,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue from collaborations	$—	$292
Revenue from customers	311	694
Operating expenses:
Research and development	14,502	16,366
General and administrative	5,052	6,666
Total operating expenses	19,554	23,032
Loss from operations	(19,243)	(22,046)
Interest and other income, net	880	1,579
Change in fair value of 2023 common warrants	61,494	(14,372)
Income (loss) before income tax	43,131	(34,839)
Income tax provision	(43)	(24)
Net income (loss)	43,088	(34,863)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(4)	(69)
Other comprehensive loss	(4)	(69)
Comprehensive income (loss)	$43,084	$(34,932)
Net income (loss) per share, basic	$5.12	$(5.58)
Net loss per share, diluted	$(2.11)	$(5.58)
Weighted average shares of common stock, basic	8,408,481	6,246,113
Weighted average shares of common stock, diluted	8,709,693	6,246,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)

Balance as of December 31, 2024	3,864,436	$8	$588,576	$(618,008)	$451	$(28,973)
Issuance of common stock related to RSU vesting	590	-	-	-	-	-
Issuance of common stock upon net exercise of pre-funded warrants	146,468	-	-	-	-	-
Issuance of common stock, pre-funded warrants and common warrants in connection with 2025 PIPE offering	2,103,307	1	105,003	-	-	105,004
Costs related to 2025 PIPE offering	-	-	(3,629)	-	-	(3,629)
Stock-based compensation expense related to employee stock awards	-	-	909	-	-	909
Stock-based compensation expense related to employee stock purchases	-	-	50	-	-	50
Other comprehensive loss	-	-	-	-	(4)	(4)
Net income	-	-	-	43,088	-	43,088
Balance as of March 31, 2025	6,114,801	$9	$690,909	$(574,920)	$447	$116,445

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance as of December 31, 2023	3,003,855	$7	$578,325	$(486,797)	$545	$92,080
Issuance of common stock upon exercise of pre-funded warrants	22,771	-	-	-	-	-
Issuance of common stock from RSU vesting	97	-	-	-	-	-
Stock-based compensation expense related to employee stock awards	-	-	2,500	-	-	2,500
Stock-based compensation expense related to employee stock purchases	-	-	148	-	-	148
Other comprehensive loss	-	-	-	-	(69)	(69)
Net loss	-	-	-	(34,863)	-	(34,863)
Balance as of March 31, 2024	3,026,723	$7	$580,973	$(521,660)	$476	$59,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$43,088	$(34,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments	(137)	(84)
Non cash lease expense	316	392
Change in fair value of 2023 common warrants	(61,494)	14,373
Depreciation expense	194	282
Stock-based compensation including ESPP	959	2,648
Changes in operating assets and liabilities:
Other assets	(147)	204
Accounts payable	1,730	325
Accrued liabilities	(4,765)	(4,800)
Operating lease liabilities	(502)	(636)
Deferred revenue	(151)	(587)
Net cash and cash equivalents used in operating activities	(20,909)	(22,746)
Cash flows from investing activities:
Activities in available-for-sale investments:
Maturities of short-term investments	20,000	-
Purchase of short-term investments	(64,024)	(88,573)
Purchases of property and equipment	(43)	(69)
Net cash and cash equivalents used in investing activities	(44,067)	(88,642)
Cash flows from financing activities:
Proceeds from issuance of common stock, common warrants and pre-funded warrants in connection with PIPE Offering, net of costs	101,742	-
Payments on finance lease	-	(19)
Net cash and cash equivalents provided by (used in) financing activities	101,742	(19)
Net increase (decrease) in cash, cash equivalents, and restricted cash	36,766	(111,407)
Cash, cash equivalents, and restricted cash, beginning of period	37,107	135,774
Cash, cash equivalents, and restricted cash, end of period	$73,873	$24,367

Supplemental disclosures of noncash financing and investing activities:
PIPE issuance costs unpaid at period end	369	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALIGOS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.
Organization and basis of presentation

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

Aligos is a clinical-stage biotechnology company developing novel therapeutics to address unmet medical needs in viral and liver diseases, including for chronic hepatitis B virus (HBV) infection, metabolic dysfunction associated steatohepatitis (MASH), and coronaviruses.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and follow the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s consolidated financial information. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2024 is derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC.

Certain amounts previously reported in Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the period ended March 31, 2024 have been reclassified to conform to the current period presentation, with respect to the separate presentation of the change in fair value of 2023 Common Warrants in the amount of $14.4 million, previously included in Interest and other income (expense), net. The reclassification had no impact on our net loss.

Unaudited interim financial information

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2025, the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024, the Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended March 31, 2025 and 2024, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 are unaudited. The unaudited consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of March 31, 2025 and the consolidated results of its operations and cash flows for the three months ended March 31, 2025 and 2024. The consolidated financial data and other information disclosed in these notes related to the three months ended March 31, 2025 and 2024 are unaudited. The consolidated results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.

Liquidity

The Company has incurred losses and negative cash flows from operations in each fiscal year since its inception. As of March 31, 2025 and December 31, 2024, the Company had an accumulated deficit of $574.9 million and $618.0 million, respectively. Management expects to continue to incur additional substantial losses from operations in future fiscal years in the foreseeable future as a result of its research and development activities.

As of March 31, 2025, the Company has cash, cash equivalents and investments of approximately $137.9 million, which is available to fund future operations. The Company expects to continue to spend substantial amounts to continue the nonclinical and clinical development of its current and future programs. If the Company is able to gain marketing approval for drug candidates that are being developed, it will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of the Company’s planned and anticipated clinical trials is highly uncertain, the Company cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate the Company may develop.

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

Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company maintains a dual banking system to limit its credit and liquidity risk.

2.
Summary of significant accounting policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources. Accounting estimates and judgments are inherently uncertain, and actual results could differ from these estimates.

Reverse Stock Split

On August 19, 2024, the Company effected a 1-for-25 reverse stock split of its authorized, issued and outstanding voting and non-voting common stock. All equity related information including per share amounts for all periods presented in these condensed consolidated financial statements and the notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split.

Significant accounting policies and estimates

No material changes were made to the Company’s significant accounting policies disclosed in Note 2. Summary of significant accounting policies, in its Annual Report on Form 10-K, filed with the SEC on March 10, 2025, for the year ended December 31, 2024.

Recently issued accounting standards

From time to time, new accounting pronouncements are issued by FASB that the Company adopts as of the specified effective date. The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and has the option to not “opt out” of the extended transition related to complying with new or revised accounting standards. This means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company has the option to adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and can do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company, i.e. after December 31, 2025.

The Company has considered all recent accounting pronouncements issued, but not yet effective, and does not expect any to have a material effect on the Company’s condensed consolidated financial statements other than those discussed in its Annual Report on Form 10-K, filed with the SEC on March 10, 2025, for the year ended December 31, 2024.

3.
Balance sheet components

Property and equipment

The components of property and equipment as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025	December 31, 2024
Leasehold improvements	$6,101	$6,101
Lab equipment	5,996	5,975
Computer equipment	1,077	1,051
Furniture and office equipment	732	732
Vehicles and equipment	280	281
Asset under construction	4	4
Total, at cost	14,190	14,144
Accumulated depreciation	(11,976)	(11,782)
Total, net	$2,214	$2,362

Depreciation expense was $0.2 million for the three months ended March 31, 2025 and $0.3 million for the three months ended March 31, 2024. Finance leases are also included in property and equipment as vehicles and lab equipment on the Condensed Consolidated Balance Sheets.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued R&D expenses	$3,853	$5,029
Accrued compensation	3,449	6,387
Accrued payables	1,151	1,471
Other	2,548	2,670
Total	$11,001	$15,557

4.
Investments

As of March 31, 2025 and December 31, 2024, amortized cost, gross unrealized gains and losses, and estimated fair values of total fixed-maturity securities were as follows (in thousands):

March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. Treasury bonds	$64,102	$-	$(4)	$64,098

December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. Treasury bonds	$19,933	$9	$-	$19,942

Five of our short-term investments are in an unrealized loss position. Changes in fair value are related to changes in market interest rates. The Company expects to collect all contractual principal and interest payments and does not intend to sell the investments before recovery of their amortized cost bases. As of March 31, 2025, all investments had a remaining maturity of less than one year.

The Company recorded interest income of $0.8 million for the three months ended March 31, 2025, and $0.6 million for the three months ended March 31, 2024. The Company recorded accrued interest receivable of $0.1 million for the three months ended March 31, 2025. There was no accrued interest receivable as of December 31, 2024.

5.
Fair value measurement

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

The following tables present the fair value of the Company’s financial instruments that are measured or disclosed at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of March 31, 2025
	Level 1	Level 2	Level 3
Assets:
Available for sale securities	-	64,098	-
Liabilities:
2023 common warrants liability	-	-	(10,873)
	$-	$64,098	$(10,873)

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3
Assets:
Available for sale securities	$-	$19,942	$-
Liabilities:
2023 common warrants liability	-	-	(72,367)
	$-	$19,942	$(72,367)

6.
Common Warrants and Pre-Funded Warrants

2025 PIPE

In February 2025, the Company closed its private investment in public equity (PIPE) offering (the 2025 Private Placement) and entered into a securities purchase agreement with certain investors (the 2025 Securities Purchase Agreement) that resulted in gross proceeds of approximately $105.0 million. In the 2025 Private Placement, the Company issued (i) 2,103,307 shares of the Company’s common stock (the Common Stock), par value $0.0001 per share, consisting of 1,427,000 shares of voting common stock and 676,307 shares of non-voting common stock, (ii) pre‑funded warrants (the 2025 Pre-Funded Warrants) to purchase up to 1,922,511 shares of Common Stock and (iii) accompanying common warrants (the 2025 Common Warrants) to purchase up to 2,012,909 shares of Common Stock. The purchase price per share was $26.0825, or $26.0824 per 2025 Pre-Funded Warrant, which represents the purchase price per share less the $0.0001 per share exercise price of each Pre-Funded Warrant. Each 2025 Pre-Funded Warrant is immediately exercisable and does not expire. Each 2025 Common Warrant has an exercise price of $26.02, is immediately exercisable and will expire in February 2032. The Company received net proceeds of approximately $101.7 million, after deducting the placement agent fees and expenses and offering costs.

The Company accounts for the 2025 Common Warrants and 2025 Pre-Funded Warrants in Stockholders Equity (Deficit) on the Condensed Consolidated Balance Sheet and determined the outstanding 2025 Common Warrants and 2025 Pre-Funded Warrants are freestanding derivative instruments. The Company classified the 2025 Common Warrants and 2025 Pre-Funded Warrants as equity because they met the equity scope exception under ASC 815, Derivatives and Hedging, based on the terms in the 2025 Securities Purchase Agreement.

2023 PIPE

In October 2023, the Company completed a PIPE offering and entered into a securities purchase agreement (the 2023 Securities Purchase Agreement) with certain institutional and accredited investors, pursuant to which the Company agreed to offer, issue and sell to these investors 1,257,168 shares of Common Stock, par value $0.0001 per share, pre-funded warrants to purchase an aggregate of 3,242,018 shares of Common Stock (the 2023 Pre-Funded Warrants), and warrants to purchase an aggregate of 2,249,680 shares of Common Stock (the 2023 Common Warrants). Each 2023 Pre-Funded Warrant has an exercise price of $0.0001 per share of common stock, was immediately exercisable and is exercisable until exercised in full. Each 2023 Common Warrant has an exercise price of $18.92 per share of common stock, is immediately exercisable and will expire on October 25, 2030. The closing of the offering occurred on October 25, 2023. The Company received gross proceeds of $92.1 million, and after deducting the placement agent fees and expenses and offering costs, net proceeds were $86.2 million.

The following table summarizes information about shares issuable under the 2023 and 2025 Pre-Funded Warrants outstanding at December 31, 2024 and March 31, 2025:

Pre-funded warrant shares outstanding	March 31, 2025	December 31, 2024
Outstanding at the beginning of the year	2,441,405	3,242,018
Issued	1,922,511	-
Exercised	(146,484)	(800,613)
Outstanding at the end of the period	4,217,432	2,441,405
Exercisable at the end of the period	4,217,432	2,441,405

The following table sets forth a summary of the activities of the Company’s 2023 Common Warrant liability, which represents a recurring measurement that is classified with Level 3 of the fair value hierarchy wherein the fair value is estimated using significant unobservable inputs (in thousands):

	March 31, 2025	December 31, 2024
Beginning liability	$72,367	$27,596
Common warrants issued	-	-
Common warrants exercised	-	(1,361)
Change in fair value	(61,494)	46,132
Ending liability	$10,873	$72,367

The fair value of the 2023 Common Warrants was measured using the Black Scholes option pricing model and will be remeasured each reporting period, and the change in fair value will be recorded in earnings. The assumptions that the Company used to determine the fair value at the reporting date were as follows:

	March 31, 2025	December 31, 2024
Expected term (in years)	5.58	5.83
Risk-free interest rate	4.00%	4.43%
Dividend yield	-	-
Volatility	87.21%	84.62%

The following table summarizes information about shares issuable under the 2023 and 2025 Common Warrants outstanding at March 31, 2025:

Common warrant shares outstanding	March 31, 2025	December 31, 2024
Outstanding at the beginning of the year	2,200,858	2,249,680
Issued	2,012,909	-
Exercised	-	(48,822)
Outstanding at the end of the period	4,213,767	2,200,858
Exercisable at the end of the period	4,213,767	2,200,858

7.
Equity Incentive Awards and Stock-based Compensation

Stock options

Stock option activity during the three months ended March 31, 2025 is as follows:

	Shares subject to options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)

Outstanding as of December 31, 2024	627,685	$35.93	8.50	$10,611
Granted	410,937	16.81	—	—
Exercised	—	—	—	—
Forfeited or Expired	(28,255)	(111.02)	—	—
Outstanding as of March 31, 2025	1,010,367	26.05	9.04	$88
Options vested and expected to vest as of March 31, 2025	1,010,367	26.05	9.04	$88
Options vested and exercisable as of March 31, 2025	251,095	52.78	7.54	$-

Restricted stock units

Restricted stock unit activity during the three months ended March 31, 2025 is as follows:

	Number of Awards	Weighted- Average Grant Date Fair Value	Aggregate Fair Value (in thousands)

Issued and unvested as of December 31, 2024	4,729	$15.44	$73
Granted	13,125	16.87	221
Vested and released	(590)	(16.47)	(10)
Issued and unvested as of March 31, 2025	17,264	16.49	$284

Stock-based compensation expense was allocated as follows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Research and development	$543	$1,439
General and administrative	416	1,209
Total	$959	$2,648

8.
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

In May 2024, the Company and Amoytop entered into a nine-month extension to the Development Agreement and Research Collaboration Agreement, covering work performed through January 2025. Under the terms of the agreement, the Company received an upfront payment of $1.5 million which was recognized from the second quarter of 2024 through the first quarter of 2025.

The Company determined that the Amoytop agreement falls within the scope of Accounting Standards Codification (ASC) 606. The agreement did not fall under the ASC 808 guidance due to Amoytop and the Company not being joint active participants, and both parties not having significant risks and rewards. Management of the Company determined that there were three performance obligations for the agreement given the deliverables are distinct. The Company evaluated the standalone selling price for each obligation based on available data for similar arrangements. The Company evaluated the performance obligations and determined the provision of R&D services for the collaboration compound performance obligation will be satisfied over time, the research license including data and know-how has been satisfied, and the provision of materials will be satisfied upon delivery. Given the nature of the arrangement, the Company believes that the satisfaction of its performance obligations is best measured by the progress of its efforts as it relates to the performance of the R&D services. As such, the Company has used an input method based on costs incurred to recognize revenue associated with the upfront payments, and the Company recognizes revenue over time based on the costs incurred. The effect of any updates to the estimated overall costs are recorded as a change in estimate. In addition, variable consideration (e.g., milestone payments) were evaluated based on the Company’s analysis that the probability of achieving any of the milestone payments is remote, and therefore determined to be constrained and excluded from the transaction price.

During the three months ended March 31, 2025 and 2024, the Company recognized $0.3 million and $0.7 million, respectively, in revenue from customers related to upfront payments. During the three months ended March 31, 2025 and 2024, the Company recognized no revenue from customers related to milestone payments. The unrecognized portion of the upfront payments received during the three months ended March 31, 2024 is recorded on the Condensed Consolidated Balance Sheets as “Deferred revenue from customers”.

Changes in deferred revenue balances arose as a result of the Company recognizing the following revenue from customers during the periods below (in thousands):

	As of March 31,
	2025	2024

Deferred revenue from customers as of January 1	$151	$1,224
Consideration received in the period	160	191
Revenue from customers recognized in the period	(311)	(694)
Deferred revenue from customers as of March 31	-	$721

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

9.
In-licensing agreements

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

The Company has agreed to pay Emory up to an aggregate of $125.0 million upon the achievement of specified development, regulatory, and commercial milestones, and all ongoing patent costs. During the three months ended March 31, 2025 and 2024, the Company had no expenses related to milestone payments. The Company also agreed to pay Emory tiered single-digit royalties on worldwide annual net sales of licensed products, on a quarterly basis and calculated on a product-by-product basis. With respect to licensed products containing any of a specified subset of the licensed compounds, such royalties range from a mid-single digit to a high-single digit percentage rate. With respect to licensed products which do not contain such compounds, the royalties range from a low-single digit to a mid-single digit rate.

During the three months ended March 31, 2025 and 2024, the Company made no payments associated with royalties and recognized no expense or accruals.

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

The Company is obligated to make payments to Luxna, in aggregate, totaling up to but no more than $55.5 million upon the achievement of specified development, regulatory, and commercial milestones. During the three months ended March 31, 2025 and 2024, the Company recognized no expenses related to milestone payments. The Company is also required to pay Luxna a low-single digit royalty percentage on net sale of applicable products, if any. During the three months ended March 31, 2025 and 2024, the Company made no payments associated with royalties.

Agreement with Katholieke Universiteit Leuven (KU Leuven)

On June 25, 2020, the Company entered into a Research, Licensing and Commercialization Agreement (KU Leuven Agreement) with KU Leuven, under which the Company is collaborating with KU Leuven’s Rega Institute for Medical Research, as well as its Centre for Drug Design and Discovery, to research and develop potential protease inhibitors for the treatment, diagnosis or prevention of coronaviruses, including of SARS-CoV-2. Unless terminated earlier by either party in accordance with provisions in the agreement, the collaboration period terminated at the earlier of completion of all collaboration activities or 2.5 years. In connection with the KU Leuven Agreement, KU Leuven and the Company granted each other exclusive cross-licenses to use certain know-how and existing patents of the other party as well as certain joint know-how and joint patents to carry out research and development collaboration activities during the collaboration period. As of December 2022, the original collaboration period expired. An amendment to the agreement was agreed in July 2023 to include a new collaboration plan. KU Leuven granted to the Company an exclusive (including as to KU Leuven), worldwide license under certain of KU Leuven’s know-how and existing patents, and certain joint patents and joint know-how, to manufacture and commercialize the licensed products for the treatment, diagnosis or detection of viral infections in humans. KU Leuven reserved the right to use all KU Leuven knowhow, existing KU Leuven patents, joint patents and joint know-how for academic and non-commercial research and teaching purposes. As consideration for this license, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to but no more than $30.0 million upon the achievement of certain commercial sales milestones. For each licensed product developed through KU Leuven and the Company’s collaborative effort, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to $32.0 million upon the achievement of certain development and regulatory milestones. The Company is also required to pay KU Leuven a low-to-mid-single digit royalty percentage, subject to certain adjustments, on net sales of applicable products, if any. The Company is also required to pay a revenue share to KU Leuven should the program be partnered with an external party. Unless terminated earlier by either party, the agreement shall continue until the expiration of the last to expire royalty term, which is the later of the expiration or termination of the last valid patent claim covering the manufacture, use, sale or importation of the licensed product in a particular country or 10 years after the first commercial sale of a licensed product. During the three months ended March 31, 2025, the Company made no payments of royalties or milestones.

10.
Commitments and contingencies

From time to time, the Company may have certain contingent liabilities, including legal matters that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Contingent liabilities requiring accrual were appropriately accrued as of March 31, 2025 and December 31, 2024. The Company enters into contracts in the normal course of business that includes arrangements with clinical research organizations, vendors for preclinical research and vendors for manufacturing. These agreements generally allow for cancellation with notice. As of March 31, 2025, the Company had no material non-cancellable purchase commitments.

11.
Income taxes

The Company recorded income tax provision of $43.0 thousand for the three months ended March 31, 2025, primarily related to the Company's international operations.

The Company has a history of losses in prior fiscal years and projects losses for the full year 2025. The Company continues to maintain a full valuation allowance on its net deferred tax assets.

12.
Net income (loss) per share

The following table summarizes the computation of basic and diluted net income (loss) per share of the Company (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2025	2024

Net income (loss), as reported	$43,088	$(34,863)
Less: Change in fair value of the 2023 common warrants	(61,494)	-
Diluted net loss	$(18,406)	$(34,863)
Weighted average shares outstanding, basic	8,408,481	6,246,113
Add: Weighted average shares issuable upon exercise of 2023 common warrants	301,212	-
Weighted average shares outstanding, diluted	8,709,693	6,246,113
Net income (loss) per share - basic	$5.12	$(5.58)
Net loss per share - diluted	$(2.11)	$(5.58)

The Company’s potentially dilutive securities includes options to purchase common stock, unvested restricted stock and warrants to purchase common stock. For the three months ended March 31, 2025, the 2023 common warrants were dilutive and included in the total weighted average shares outstanding, diluted. For the three months ended March 31, 2024, all potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, for the three months ended March 31, 2024, the weighted-average number of shares outstanding used to calculate both basic and diluted net loss per share is the same.

The Company excluded the following potential shares of Common Stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2025	2024
Options to purchase common stock	1,010,367	404,902
Unvested restricted stock	17,264	6,183
Warrants to purchase common stock	2,012,909	2,249,680
	3,040,540	2,660,765

13. Segment information

The chief operating decision maker (CODM), who is defined as the Company's Chairman, President and Chief Executive Officer, assesses performance for the Company’s single reportable segment and decides how to allocate resources based on the Company’s total operating expenses as reported on the Consolidated Statements of Operations and Comprehensive Income (Loss). The CODM’s review of total operating expenses at the consolidated level is used to monitor the Company’s spending as well as budget versus actual results. As part of the CODM’s review of the segment’s performance, the CODM reviews the Company’s operating expense information. This includes research and development costs as well as general and administrative expenses. Based upon the operating expense information, the CODM can reconcile to net income (loss) as reported on the Consolidated Statements of Operations and Comprehensive Income (Loss), shown in the table below. The significant expense categories are consistent with those presented on the face of the consolidated financial statements, except for the breakout of the early-stage research and development from the late-stage research and development. The CODM does not receive or use any other segmented or disaggregated financial or any significant expense information for decision making purposes.

The following table provides segment revenues, significant segment expenses and reported segment net income for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024
Revenue from Collaborations	$-	$292
Revenue from Customers	311	694
Less:
Early-stage research and development(1)	(842)	(940)
Late-stage research and development(2)	(13,660)	(15,426)
General & Administrative	(5,052)	(6,666)
Total operating expenses	(19,554)	(23,032)
Interest and other income, net	880	1,579
Change in fair value of 2023 common warrants	61,494	(14,372)
Income (loss) before income tax	43,131	(34,839)
Income tax provision	(43)	(24)
Segment and consolidated net income (loss)	$43,088	$(34,863)

(1) Early-stage research and development includes costs incurred from Discovery programs.

(2) Late-stage research and development includes costs incurred from Phase 1 and Phase 2 clinical trial programs.

The Company’s reportable segment primarily generates revenue through its license and collaboration agreements (see Notes 8 and 9).

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

Our pipeline of drug candidates includes ALG‑000184 for chronic HBV infection, ALG‑055009 for MASH, ALG‑097558 for coronavirus infections, and a portfolio of preclinical programs. ALG‑000184 is our potential best‑/first‑in‑class Capsid Assembly Modulator (CAM‑E) for chronic HBV infection with enhanced pharmacologic properties vs. competitor CAM‑E drugs and has demonstrated greater HBV DNA suppression compared to the standard of care, nucleos(t)ide analogs (NAs), as well as multi-log10 reductions in viral antigens in Phase 1 clinical studies conducted to date. ALG‑055009 is our potential best‑in‑class thyroid hormone receptor beta (THR‑β) agonist for MASH with enhanced pharmacologic properties vs. competitor THR-β agonists. Phase 2a topline data demonstrated that ALG‑055009 dose groups met the primary endpoint with statistically significant reductions in liver fat at Week 12 as measured by MRI-PDFF. ALG‑097558 is our potential best‑in‑class small molecule pan-coronavirus 3CL PI, which has been at least 3-fold more potent in cell-based assays of coronavirus infection than other approved CoV PIs and we believe can be dosed twice daily without the requirement for ritonavir co-dosing based on Phase 1 clinical studies conducted to date.

ALG‑000184: Potential best‑in‑class small molecule CAM‑E for chronic hepatitis B virus infection

Our primary area of focus seeks to enhance the viral suppression and rate of functional cure for chronic HBV infection, which often results in life-threatening conditions such as cirrhosis, end-stage liver disease, and the most common form of liver cancer, hepatocellular carcinoma (HCC). To achieve this, we are developing a portfolio of differentiated chronic HBV infection drug candidates, including a small molecule CAM that results in the production of empty viral capsids.

In 2018, we in‑licensed a lead drug candidate (GLP‑26) and the associated IP for a CAM‑E from the laboratory of Professor Raymond Schinazi at Emory University. Our scientists optimized this lead drug candidate to discover the highly potent CAM‑E, ALG‑001075, which was further optimized to the prodrug ALG‑000184. ALG‑000184 has superior DMPK properties with enhanced absorption and high liver uptake, with a ~2-300-fold improvement in in vitro potency compared to other known CAMs. CAM‑Es are a class of small molecule antiviral agents that accelerate HBV capsid assembly and inhibit pgRNA encapsidation (1st MOA), resulting in empty viral capsids and lower circulating HBV DNA and RNA levels. CAM‑Es are also believed to regulate the establishment of cccDNA (2nd MOA), a major factor for the persistence of HBV infection which can be assessed by circulating HBV antigen levels (HBsAg, HBcrAg, and HBeAg). In clinical trials, competitor CAM‑Es have shown reductions in HBV DNA and RNA (1st MOA), but have rarely or inconsistently shown reductions in HBV antigens (2nd MOA). There have also been observations of the emergence of viral CAM-E drug resistance with competitor compounds.

A multi-part Phase 1 study is ongoing, with the completed evaluation of the safety, tolerability, and pharmacokinetic profile of ALG-000184 in HVs. Additionally, a dose-ranging phase assessing the safety, pharmacokinetics, and antiviral activity of 10-300 mg doses of ALG-000184 administered over 28 days in untreated HBeAg+/- subjects with chronic HBV infection has also been completed. In these study phases, ALG‑000184 was found to be well tolerated with a favorable PK profile and demonstrated potentially best-in-class multi-log10HBV DNA and RNA reductions at all doses tested, as well as HBV surface antigen (HBsAg) reductions in a subset of HBeAg+ subjects receiving 100 mg or 300 mg of ALG-000184 (Hou et al, AASLD 2022). Based on the favorable profile observed with dosing up to 300 mg of ALG-000184 for 28 days, additional Phase 1 cohorts are currently underway to evaluate the risk-benefit profile of ALG-000184 at doses of 300 mg, with or without entecavir (ETV) therapy, for up to 96 weeks in HBeAg+and HBeAg- subjects with chronic HBV infection. Preliminary data from several of these cohorts (Agarwal et al., EASL 2024; Yuen et al., AASLD 2024, APASL 2025) have been presented, showing that ALG‑000184, administered for up to 96 weeks, was well tolerated, exhibited a favorable PK profile, and demonstrated potentially best-in-class antiviral activity.

Data from up to 84 weeks following an oral daily dose of 300 mg ALG‑000184 monotherapy in HBeAg+ subjects demonstrated sustained HBV DNA suppression (<LLOQ <10 IU/mL, target detected or target not detected) in 6/10 (60%) subjects with chronic HBV infection at week 48 and 9/9 (100%) at week 84. Data from the 300 mg ALG‑000184 HBeAg- monotherapy cohort demonstrated sustained HBV DNA suppression in all 11/11 (100%) subjects by Week 24. In addition, 10/11 (91%) HBeAg- subjects achieved HBV DNA below the lower limit of detection (LLOQ <4.29 IU/mL, target not detected) at week 48. Importantly, no viral breakthrough was observed in any subject, and no known CAM resistant mutations were identified.

Compared to Phase 3 studies with the current standard of care nucleos(t)ide analogs (NAs), tenofovir disoproxil fumarate (TDF) and tenofovir alafenamide (TAF) (Buti et al., Lancet Gastro, 2016; Chen et al., Lancet Gastro 2016), these Phase 1 data to date suggest that ALG‑000184 treatment may be superior to NAs in HBeAg+/- subjects in achieving HBV DNA levels < LLOQ after 48 weeks on treatment, which is the approvable endpoint for chronic suppressive therapy in chronic HBV infection (Food and Drug Administration (FDA) Guidance, Chronic Hepatitis B Virus Infection: Developing Drugs for Treatment Guidance for Industry, April 2022 – Section III.B.1.a). We have received affirmative feedback from the FDA supporting chronic suppressive therapy with ALG-000184, along with the Committee for Medicinal Products for Human Use (CHMP; EU) and the National Medical Products Administration (NMPA; China). Subsequent clinical studies, including a Phase 2 study, will be conducted to show superiority to standard of care NA treatment (HBV DNA levels < LLOQ, target detected or target not detected) after 48 weeks of treatment. Furthermore, when combined with other mechanisms of action, as well as other candidates in our chronic HBV infection portfolio, ALG-000184 dosing regimens have the potential to contribute to achieving higher rates of functional cure than with currently approved agents.

Dosing of HBeAg+and HBeAg- subjects with ALG‑000184 in Phase 1 was recently completed and 96-week safety, PK, and antiviral activity data will be presented at upcoming scientific conferences. In October 2024, Aligos announced that the FDA cleared the Company’s investigational new drug application (IND) for a Phase 1 drug-drug interaction study.

The Phase 2 B-SUPREME study will be a randomized, double-blind, active-controlled multicenter study evaluating the safety and efficacy of ALG-000184 compared with tenofovir disoproxil fumarate in approximately 200 currently untreated HBeAg+ and HBeAg- adult subjects with chronic HBV infection for 48 weeks. The primary endpoint in the HBeAg+ arm will be HBV DNA <LLOQ (10 IU/mL, target detected (TD) or target not detected (TND)) and the primary endpoint in the HBeAg- arm will be HBV DNA <LLOQ (10 IU/mL target not detected (TND)). The study will also evaluate safety, pharmacokinetics, and other secondary and exploratory biomarkers, including reductions in HBV antigens and other markers of HBV infection. The Phase 2 study is expected to begin in mid-2025 with interim data projected in 2026 and topline data anticipated in 2027.

ALG‑055009: Potential best-in-class small molecule THR-β agonist for metabolic dysfunction-associated steatohepatitis

MASH is a complex, chronic liver disease which is a leading cause of liver-related morbidity including cirrhosis, hepatocellular carcinoma, liver transplant, and end-stage liver disease. In 2024, the FDA approved resmetirom, a THR-β agonist, as the first drug for the treatment of MASH. However, additional agents in this class are needed to address remaining unmet needs, including the potential for improved efficacy and a more favorable risk-benefit profile. To achieve this, ALG-055009 has been purposefully designed to exhibit significantly greater potency (approximately 50-fold higher compared to resmetirom in head-to-head in vitro studies) and enhanced β selectivity, along with optimized pharmacologic properties to deliver an improved PK profile. We believe these advantages position ALG‑055009 as a strong candidate to become a best-in-class THR-β agonist.

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

Based on these promising Phase 1 data, we initiated the Phase 2a HERALD study (NCT06342947) at sites across the United States. The study was a 12-week randomized, double-blind, placebo-controlled trial evaluating 4 doses (0.3 mg, 0.5 mg, 0.7 mg, and 0.9 mg) of ALG-055009 vs. placebo in 102 subjects with presumed MASH and liver fibrosis at stages 1-3 (F1-F3). The primary endpoint of this study was percent relative change in liver fat content by MRI-PDFF at Week 12. This study also evaluated the safety and PK of ALG-055009 treatment and its effect on multiple other efficacy biomarkers, including other non-invasive tests previously shown to be impacted by treatment with THR‑β agonists. We announced positive topline data from this study in 2024, demonstrating that ALG-055009 dose groups were well-tolerated and met the primary endpoint. Specifically, doses of 0.5 mg to 0.9 mg ALG-055009 demonstrated statistically significant reductions in liver fat at Week 12, with placebo-adjusted median relative reductions up to 46.2% as measured by MRI-PDFF. Up to 70% of subjects achieved ≥30% relative reduction in liver fat compared to baseline. Eighteen subjects who were on stable GLP-1 agonist therapy qualified for enrollment in the study, with liver fat content meeting the inclusion criteria of ≥10% at baseline as measured by MRI-PDFF. Notably, 11 of 14 subjects on stable GLP-1 agonists treated with ALG-055009 had liver fat decreases, whereas 4 of 4 subjects on stable GLP-1 agonists treated with placebo had increases in liver fat over the 12-week dosing period (Loomba et al, AASLD 2025).

In the Phase 2a study, ALG‑055009 demonstrated a favorable tolerability profile with no evidence of clinical hyper/hypothyroidism. Incidence of gastrointestinal-related treatment emergent adverse events were similar in ALG‑055009 dose groups compared to placebo. Specifically, similar rates of diarrhea were observed in ALG‑055009 dose groups compared to placebo, with no dose-response. Significant reductions in atherogenic lipids, including LDL-C, lipoprotein (a), and apolipoprotein B, were also observed (Loomba et al, AASLD 2025).

Phase 2b enabling activities are underway, with expected completion in the middle of 2025. We are also assessing potential Phase 2b clinical trial study designs with key opinion leaders. We are evaluating a variety of options to fund continued development, including potential out-licensing.

ALG‑097558: Potential best-in-class small molecule ritonavir-free protease inhibitor for pan-coronavirus

Another area of focus is to develop drug candidates with pan-coronavirus antiviral activity, including against Severe Acute Respiratory Syndrome coronavirus 2 (SARS-CoV-2), the virus responsible for COVID-19. In this area of focus, we are exploring small molecule coronavirus 3CL protease inhibitors (PIs) in collaboration with the Rega Institute at Katholieke Universiteit Leuven (KU Leuven), the Center for Innovation and Stimulation of Drug Discovery (CISTIM) and the Centre for Drug Design and Discovery (CD3). This collaboration led to the discovery of ALG‑097558 which has completed a Phase 1 first-in-human evaluation in healthy volunteers and advanced into a clinical trial evaluating high-risk COVID-19 patients.

ALG‑097558 has been shown to be at least 3-fold more potent than nirmatrelvir and other PIs in clinical development against a panel of SARS-CoV-2 variants (including Omicron). It also has demonstrated broad pan‑coronavirus activity, including against SARS-CoV-1 and MERS-CoV. In the first-in-human Phase 1 clinical study, single doses up to 2000 mg and multiple doses up to 800 mg Q12H for 7 days were well tolerated with an acceptable PK profile that indicates ritonavir boosting is not required. Furthermore, the absence of a clinically relevant DDI with midazolam, suggests that ALG‑097558 can be co-administered with CYP3A4 substrates (NCT05840952). Based on these Phase 1 data (Wilkes et al., RespiDart, 2024), the projected efficacious dose range to treat SARS-CoV-2 is 200-600 mg ALG‑097558 Q12 x 5 days, without the need for ritonavir coadministration.

ALG‑097558 began three additional clinical trials in 2024. AGILE University of Liverpool, a UK government supported platform trial (MRC and Wellcome Trust funding), is sponsoring and performing a study in high‑risk COVID‑19 patients evaluating ALG‑097558 as monotherapy or in combination with remdesivir (NCT04746183). Additionally, clinical studies evaluating PK in special populations (renal and hepatic impairment subjects; NIAID contract) are on-going (NCT06698549). NIAID is also sponsoring a drug‑drug interaction and relative bioavailability study in healthy volunteers expected to start dosing in the second quarter of 2025 (NCT06568861). We expect that future development of ALG‑097558, including ongoing Phase 2 enabling activities, will be funded by external sources, including public funding sources as described below.

Preclinical activities for our coronavirus program were partially funded through a grant from the National Institutes of Health (NIH) and the National Institute of Allergy and Infectious Diseases (NIAID) Antiviral Drug Discovery (AViDD) Centers for Pathogens of Pandemic Concern program through the Metropolitan AntiViral Drug Accelerator (MAVDA) consortium. Specific clinical and nonclinical studies for the ALG-097558 program and the follow up compound, are now also being funded with federal funds from the NIAID, NIH, Department of Health and Human Services, under Contract No. 75N93023C00052. We filed an IND in the third quarter of 2024 and clinical studies in special populations were initiated in the second half of 2024 as part of this NIAID contract. We expect to receive approximately $13.8 million in funds across these two NIH awards and contracts to support these activities. To date, these funds have not been impacted by any changes at the NIH or NIAID. We are also seeking additional external funding (e.g., from governmental agencies) to support future studies as we advance ALG‑097558 for the treatment of COVID‑19 and future coronavirus pandemics.

Components of our results of operations

Revenue

Our revenues consist of the following:

Collaboration revenue included recognition of our upfront payments pursuant to the Merck Original Agreement and First Amendment that were terminated in prior years. In order to record collaboration revenue, we utilized an input method to recognize revenue over time as costs were incurred.

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

Research and development expenses

We expect our expenses to increase substantially in connection with our ongoing clinical development activities related to our chronic HBV infection drug candidate ALG‑000184. We rely substantially on third parties to conduct our discovery activities, nonclinical studies, clinical trials and manufacturing. We estimate research and development expenses based on estimates of services performed, and rely on third party contractors and vendors to provide us with timely and accurate estimates of expenses of services performed to assist us in these estimates. A portion of our research and development expenses are based on contractual milestones. Research and development costs consist primarily of costs incurred for the identification and development of our drug candidates through our technology platforms, which include:

•
salaries, benefits and other employee-related costs, including stock-based compensation expense, for personnel engaged in research and development functions;
•
costs of outside consultants, including their fees, and related travel expenses;
•
costs associated with in-process research and development, including license fees and milestones paid to third-party collaborators for technologies;
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

Change in fair value of 2023 common warrants

The change in fair value of 2023 common warrants includes the remeasurement of the 2023 common warrants using the Black Scholes option pricing model at each reporting period.

We have incurred net losses and negative cash flows from operations in each year since our formation in February 2018. Our net income was $43.1 million for the three months ended March 31, 2025 and net loss was $34.9 million for the three months ended March 31, 2024, and our net losses were $131.2 million for the year ended December 31, 2024. We have had no revenue from product sales. As of March 31, 2025, we had an accumulated deficit of $574.9 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. Our net operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of our clinical trials and nonclinical studies and our other research and development expenses. We have no internal manufacturing capabilities or sales force and outsource a substantial portion of our clinical trial work to third parties.

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

Revenue and operating expenses

The following table summarizes our operating expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,		Change
	2025	2024	($)%

Revenue from collaborations	$-	$292	$(292)	-100%
Revenue from customers	311	694	(383)	-55%
Operating expenses:
Research and development	14,502	16,366	(1,864)	-11%
General and administrative	5,052	6,666	(1,614)	-24%
Total operating expenses	19,554	23,032	(3,478)	-15%
Loss from operations	(19,243)	(22,046)	2,803	-13%
Interest and other income, net:
Interest income, net	842	580	262	45%
Other income, net	38	999	(961)	-96%
Change in fair value of 2023 common warrants	61,494	(14,372)	75,866	-528%
Income (loss) before income tax	43,131	(34,839)	77,970	-224%
Income tax provision	(43)	(24)	(19)	79%
Net income (loss)	43,088	(34,863)	77,951	-224%

Revenue from collaborations

There was no revenue recognized from collaborations for the three months ended March 31, 2025, due to the termination of the collaboration agreement in the first quarter of 2024. We recognized $0.3 million as revenue from collaborations for the three months ended March 31, 2024.

Revenue from customers

Revenue from customers decreased by $0.4 million for the three months ended March 31, 2025, when compared to the same period in 2024. The decrease was due to the near completion of the original agreement with Amoytop and the start of the extension agreement.

Research and development expenses

We track direct external research and development expenses on a program-specific basis (chronic HBV infection, MASH, coronaviruses and early-stage programs). The following table summarizes these research and development costs (in thousands):

	Three months ended March 31,
	2025	2024
Direct research and development expenses by development program:
Chronic Hepatitis B virus infection program	$5,573	$2,174
Metabolic dysfunction-associated steatohepatitis program	599	3,110
Coronaviruses program	(749)	1,238
Other early-stage programs	843	940
Total direct research and development expenses	$6,266	$7,462
Total indirect research and development expenses	8,236	8,904
Total research and development expense	$14,502	$16,366

Research and development expenses decreased by $1.9 million during the three months ended March 31, 2025, compared to the same period in 2024. The decrease in the three-month period was primarily due to a $1.1 million decrease in third-party expenses due to reduced clinical study costs as a result of the completion of the MASH Phase 1 clinical trial, partially offset by increased spend in the chronic HBV infection program. There was also a $0.6 million decrease in employee-related costs including a $0.8 million decrease in stock-based compensation, and a $0.2 million decrease in facility and other expenses.

General and administrative expenses

General and administrative expenses decreased by $1.6 million during the three months ended March 31, 2025, compared to the same period in 2024. This was primarily due to a $0.8 million decrease in third party expenses due to reduced legal and intellectual property spend, a $0.7 million decrease in employee-related costs, and a $0.1 million decrease in facility costs.

Interest and other income, net

The following table summarizes our interest and other income, net for the three months ended March 31, 2025 and 2024 (in thousands):

`	Three Months Ended
	March 31,		Change
	2025	2024	($)%

Interest income, net	$842	$580	$262	45%
Other income, net	38	999	(961)	-96%
Total interest and other income, net	$880	$1,579	$(699)	-44%

Interest income, net increased by $0.3 million for the three months ended March 31, 2025 when compared to the same period ended March 31, 2024, primarily due to an increase in the investment balance.

Other income, net decreased by $1.0 million for the three months ended March 31, 2025 compared to the same period ended March 31, 2024, due to a decrease in the accretion of short-term investments.

Change in fair value of 2023 common warrants

The change in fair value of 2023 common warrants was an increase of $75.9 million for the three months ended March 31, 2025 compared to the same period ended March 31, 2024 The increase was due to a decrease in the fair value of the 2023 common warrants measured using the Black Scholes option pricing model remeasured at each reporting period, principally due to a decrease in the stock price between December 31, 2024 and March 31, 2025.

Liquidity and capital resources

Liquidity

We have incurred net losses in each year since inception. Our net losses were $131.2 million for the year ended December 31, 2024 and $87.7 million for the year ended December 31, 2023. We had a net income of $43.1 million for the three months ended March 31, 2025, due to a gain resulting from the remeasurement of the 2023 Common Warrants. Without this gain, we would have a net loss. We have not generated any revenue from product sales or any other sources and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any drug candidates for at least several years, if ever.

Our operations have been financed primarily by net proceeds from the sale and issuance of our convertible preferred stock, proceeds from public offerings, revenue from customer and collaboration agreements, and proceeds from private placements of our common stock, warrants and pre-funded warrants, and the issuance of convertible debt.

In February 2025, we entered into a securities purchase agreement (the 2025 Securities Purchase Agreement) with certain investors names therein (the Purchasers) pursuant to which we issued (i) 2,103,307 shares of our common stock (the Common Stock), consisting of 1,427,000 shares of voting Common Stock and 676,307 shares of non-voting Common Stock, (ii) pre‑funded warrants (the 2025 Pre-Funded Warrants) to purchase up to an aggregate of 1,922,511 shares of voting Common Stock, and (iii) accompanying common warrants (the 2025 Common Warrants and, together with the 2025 Pre-Funded Warrants, the 2025 Warrants) to purchase up to an aggregate of 2,012,909 shares of Common Stock. Each Warrant is exercisable for one share of Common Stock (the 2025 Private Placement). We received gross proceeds of approximately $105.0 million. In connection to the 2025 Private Placement, we also entered into a registration rights agreement with the Purchasers, pursuant to which we agreed to register for resale the shares of Common Stock sold to the Purchasers, as well as the shares of Common Stock underlying the 2025 Warrants sold to the Purchasers, on the terms set forth therein. We also entered into a registration rights agreement with Baker Brothers Life Sciences, L.P. (together with its affiliates, the Lead Investor), pursuant to which we agreed to file a resale registration statement with the Securities and Exchange Commission following demand by the Lead Investor to register the resale of shares of Common Stock and any Common Stock issued or issuable upon the exercise or conversion of non-voting Common Stock and any of our other securities held by the Lead Investor.

As of March 31, 2025, we had cash, cash equivalents and investments of $137.9 million.

Capital resources

Our primary use of cash is to fund operating expenses, which consist primarily of research and development costs related to our drug candidates and our discovery programs, and to a lesser extent, general and administrative expenditures. We expect our expenses to increase substantially in connection with our ongoing clinical development activities related to our chronic HBV infection drug candidate ALG‑000184, which we have initiated clinical trials, as well as our research and development of our other drug candidates within our MASH and coronavirus programs.

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

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Net cash and cash equivalents used in operating activities	$(20,909)	$(22,746)
Net cash and cash equivalents used in investing activities	(44,067)	(88,642)
Net cash and cash equivalents provided by (used in) financing activities	101,742	(19)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$36,766	$(111,407)

Operating activities

During the three months ended March 31, 2025, operating activities utilized $20.9 million of cash, primarily resulting from our net income of $43.1 million, offset by net changes in operating assets and liabilities of $3.8 million, and non-cash charges of $60.2 million, driven by the gain as a result of remeasuring the 2023 Common Warrants. Net cash used in operating activities resulted in changes in our operating assets and liabilities of $3.8 million, consisting of a decrease of $4.8 million in accrued liabilities, a decrease of $0.5 million in operating lease liabilities, a decrease of $0.2 million in deferred revenue, an increase in other assets of $0.1 million partially offset by an increase of $1.7 million in accounts payable. The decrease in deferred revenue was due to the recognition of revenue from customers due to progress towards the completion of the projects. The decrease in accrued liabilities was largely due to the bonus payments that occurred in the first quarter of 2025. The increase in accounts payable is due to the timing of payments to vendors.

During the three months ended March 31, 2024, operating activities utilized $22.7 million of cash, primarily resulting from our net loss of $34.9 million and net changes in operating assets and liabilities of $5.5 million, partially offset by non-cash charges of $17.6 million. Net cash used in operating activities resulted in changes in our operating assets and liabilities of $5.5 million, consisting of a decrease of $4.8 million in accrued liabilities, a decrease of $0.6 million in operating lease liabilities, and a decrease of $0.6 million in deferred revenue, partially offset by a decrease in other assets of $0.2 million and an increase of $0.3 million in accounts payable. The decrease in deferred revenue was due to the recognition of revenue from collaborations due to progress towards the completion of the projects. The decrease in accrued liabilities was largely due to the bonus payment that occurred in the first quarter of 2024. The decrease in accounts payable is due to the timing of payments to vendors.

Investing activities

During the three months ended March 31, 2025, investing activities used $44.1 million of cash, primarily due to $64.0 million of purchase of short-term investments partially offset by $20.0 million related to maturities of short-term investments.

During the three months ended March 31, 2024, investing activities used $88.6 million of cash, primarily due to purchase of short-term investments.

Financing activities

During the three months ended March 31, 2025, net cash provided by financing activities was $101.7 million, primarily due to proceeds from the 2025 PIPE financing.

During the three months ended March 31, 2024, net cash used in financing activities was $19 thousand, primarily due to payments of our finance leases.

Contractual obligations and commitments

We have no material changes to our contractual obligations and commitments as of March 31, 2025 as disclosed in the contractual obligations and commitment section in our Annual Report on Form 10-K filed with the SEC on March 10, 2025.

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

For a discussion of our critical accounting estimates, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements in our Annual Report on Form 10-K, filed with the SEC on March 10, 2025 for the year ended December 31, 2024, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through March 31, 2025 from those discussed in our Form 10-K.

Recently issued and adopted accounting pronouncements

For a description of the expected impact of recently adopted accounting pronouncements, see Note 2. Summary of significant accounting policies in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the three months ended March 31, 2025, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Evaluation of disclosure controls and procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant net losses. Our net losses were $131.2 million for the year ended December 31, 2024 and $87.7 million for the year ended December 31, 2023. We had a net income of $43.1 million for the three months ended March 31, 2025, due to a gain resulting from the remeasurement of the 2023 Common Warrants. Without this gain, we would have a net loss. As of March 31, 2025, we had total stockholders’ equity of $116.4 million. We have funded our operations to date primarily with proceeds from the sale of common stock, preferred stock, convertible notes and warrants, and to a lesser extent from upfront payments under our license/collaboration agreements. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our drug candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We may continue to incur significant expenses and operating losses for the foreseeable future.

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

Our operations have consumed substantial amounts of cash since our inception. Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our initial nonclinical and clinical drug candidates. Nonclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. In October 2023 and February 2025, we closed private investments of our securities that generated approximately $92.1 million and $105.0 million in gross proceeds, respectively, before deducting placement agent fees and other offering expenses. As of March 31, 2025, we had cash, cash equivalents and investments of $137.9 million. We expect to continue to spend substantial amounts to continue the nonclinical and clinical development of our current and future programs. If we are able to gain marketing approval for drug candidates that we develop, we will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate we develop.

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

To date, we have primarily financed our operations through the sale of common stock, preferred stock, convertible notes and warrants. For example, in November 2024, we filed a Registration Statement on Form S-3 covering the offering of up to $400.0 million of common stock, preferred stock, debt securities, warrants, units and rights, which was declared effective by the SEC in November 2024 (November 2024 Shelf Registration Statement). In October 2023 and February 2025, we completed a private placement of common stock, warrants and pre-funded warrants.

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

Our clinical development efforts across our drug candidates are in an early stage. We have initiated clinical trials for our most advanced drug candidates in many countries (e.g., New Zealand, Hong Kong, the United Kingdom). Our other programs are in the discovery or nonclinical development stage. We have invested substantially all of our efforts and financial resources in the identification of targets and nonclinical development of therapeutics to address hepatological indications and viral diseases. However, the biology of these indications and diseases is complex and not completely understood, and our current and future drug candidates may never achieve expected or functional levels of efficacy or achieve an acceptable safety profile. For example, our chronic HBV infection portfolio previously included our STOPSTM drug candidate, ALG-010133, one of our proprietary s-antigen transport-inhibiting oligonucleotide polymers that was in a Phase 1b dose range finding trial (NCT04485663) evaluating subjects with chronic HBV infection as well as our proprietary antisense oligonucleotide, ALG-020572, that was in a Phase 1a/1b umbrella study (NCT05001022) and for which dosing in chronic HBV infection patients were initiated as part of the multiple ascending dose portion of such study. However, in January 2022, we announced we halted further development of ALG-010133 based on data from such trial indicating insufficient antiviral activity to warrant further development of such drug candidate. And, in March 2022, we announced our discontinuation of further development of ALG-020572 due to an unanticipated serious adverse event involving significant increase in alanine aminotransferase (ALT) in one subject and several additional subjects experiencing ALT flares. Finally, for our siRNA drug candidate targeting HBsAg production, ALG‑125755, we conducted a Phase 1 study evaluating single doses ranging from 20-200 mg and 50-320 mg in HVs and virologically suppressed HBeAg- subjects with chronic HBV infection, respectively. In this study, we found that these single doses were well tolerated with a favorable PK profile. With respect to antiviral activity, while available data indicate evidence of HBsAg lowering at all 3 dose levels evaluated, the comparative efficacy of ALG-125755 vs. competitor siRNAs is inconclusive. Because further clinical evaluation of ALG-125755 is not prioritized with current funding, any further advancement of ALG-125755 will require additional external funding which we may not be able to obtain.

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

In order to obtain approval from the FDA and other major regulatory agencies in non-U.S. countries to market a new drug candidate, we must demonstrate proof of safety and efficacy in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a drug candidate, we must complete extensive nonclinical studies that support our planned INDs or CTAs in the United States and other countries. At this time, we are evaluating drug candidates in clinical trials in many countries (e.g., New Zealand, Hong Kong, the United Kingdom). The rest of our programs are in nonclinical research or earlier stages of development, including our other chronic hepatitis B virus infection drug candidates and our coronavirus drug candidates. We cannot be certain of the timely completion or outcome of our nonclinical studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our nonclinical studies will ultimately support further development of our programs. In addition, the FDA may decline to accept the data we obtain from foreign clinical studies in support of an IND or NDA in the United States, which may require us to repeat or conduct additional nonclinical studies or clinical trials that we did not anticipate in the United States. As a result, we cannot be sure that we will be able to submit INDs in the United States, or CTAs or similar applications in other jurisdictions, on the timelines we expect, if at all, and we cannot be sure that submission of INDs, CTAs or similar applications will result in the FDA or other regulatory authorities allowing additional clinical trials to begin.

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

To obtain the requisite regulatory approvals to commercialize any of our drug candidates, we must demonstrate through extensive nonclinical studies and clinical trials that our products are safe and effective in humans. Clinical trials are expensive and can take many years to complete, and their outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful. For example, in January 2022, we halted further development of ALG‑010133. This decision was based on emerging data from the Phase 1 Study ALG-010133-101, that indicated that at the projected efficacious dose (400 mg, estimated to achieve liver exposures >3 x EC90 for HBsAg inhibition) there was no meaningful HBsAg reduction. Furthermore, higher doses levels (maximum feasible dose is 600 mg) that were planned to be evaluated in a subsequent cohort were very unlikely to reach the 1 log10 IU/mL HBsAg reduction level that we had previously defined as necessary to advance the program. As another example, in March 2022, we discontinued further development of our ASO drug candidate for chronic HBV infection, ALG‑020572, due to an unanticipated serious adverse event involving significant increase in ALT in one chronic HBV infection subject and several other subjects experiencing ALT flares in the same study. Finally, for our siRNA drug candidate targeting HBsAg production, ALG‑125755, we conducted a Phase 1 study evaluating single doses ranging from 20-200 mg and 50-320 mg in HVs and virologically suppressed HBeAg negative subjects with chronic HBV infection, respectively. In this study, we found that these single doses were well tolerated with a favorable PK profile. With respect to antiviral activity, while available data indicate evidence of HBsAg lowering at all 3 dose levels evaluated, the comparative efficacy of ALG-125755 vs. competitor siRNAs is inconclusive. Because further clinical evaluation of ALG-125755 is not prioritized with current funding, any further advancement of ALG-125755 will require additional external funding which we may not be able to obtain.

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

Our pursuit of potential treatments for chronic HBV infection is at an early stage and we may be unable to produce a therapy that successfully treats chronic HBV infection. Even if successful, we may be unable to obtain regulatory approval for and successfully commercialize our drug candidates.

We have invested a significant portion of our time and financial resources in the pursuit of a treatment for chronic HBV infection, including ALG‑000184, a CAM-E that is currently in a multipart Phase 1 trial. If we cannot successfully develop, obtain regulatory approval for and commercialize our drug candidates for the treatment of chronic HBV infection, our business may be harmed. The mechanism of action of our chronic HBV infection drug candidates is complex, and we do not know the degree to which it will translate into a therapeutic benefit, if any, in chronic HBV infection or any other indication, and we do not know the degree to which the complex mechanism of action may contribute to long-term safety issues or adverse events when our drug candidates are taken for prolonged periods, as is inherent in the treatment of chronic HBV infection.

In addition, the standards implemented by clinical or regulatory agencies may change at any time and we cannot be certain what efficacy endpoints the FDA or foreign clinical or regulatory agencies may require at the time we plan to conduct clinical trials with respect to chronic HBV infection or any other applicable indication. Also, if we are able to obtain accelerated approval of our drug candidates, we may be required to conduct one or more post-approval clinical outcome trials to confirm the clinical benefit of the drug candidate; if any such post-approval trial is not successful, we would not be able to continue marketing the product.

If we are successful and any of our drug candidates are approved for the treatment of chronic HBV infection, our drug candidates will likely compete with products that have already been approved or may in the future be approved for the treatment of chronic HBV infection prior to our drug candidates and/or that have greater efficacy than our drug candidates, either alone or in combination.

Our pursuit of potential treatments for MASH is at an early stage and we may be unable to produce a therapy that successfully treats MASH. Even if successful, we may be unable to obtain regulatory approval for and successfully commercialize our drug candidates.

We have invested a significant portion of our time and financial resources in the pursuit of a treatment for MASH, including ALG-055009, our THR‑ß agonist which has completed a Phase 2a trial. If we cannot successfully develop, obtain regulatory approval for and commercialize our drug candidates for the treatment of MASH, our business may be harmed. The mechanism of action of our MASH drug candidates is complex, and we do not know the degree to which it will translate into a therapeutic benefit, if any, in MASH or any other indication, and we do not know the degree to which the complex mechanism of action may contribute to long-term safety issues or adverse events when our drug candidates are taken for prolonged periods, as is inherent in the treatment of MASH.

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

In response to the outbreak of COVID-19, the disease caused by the virus SARS-CoV-2, we are pursuing various potential therapies to address the disease, including our drug candidate ALG-097558, an oral protease inhibitor which is currently in a clinical trial in COVID-19 subjects. Our development of this potential therapy is at an early stage, and we may be unable to produce in a timely manner a therapy that successfully treats the virus or that has broad clinical applicability, if at all.

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
•
exclusion of eligibility from government contracts or refusals of government contracts;
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

Risks associated with international trade policies or our international operations, including seeking and obtaining approval to commercialize our drug candidates in foreign jurisdictions, could harm our business.

We engage in international operations with offices in the United States, Belgium and China as well as third-party suppliers spanning multiple countries outside the U.S., and we intend to seek approval to market our drug candidates outside of the United States. We may also do so for future drug candidates. Due to the complex relationship among the U.S. and the countries in which we conduct our business, there is an inherent risk that political, diplomatic, and national security factors may lead to global trade restrictions and changes to trade policies or export and import regulations which could harm our business. The U.S. government has announced new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including in the pharmaceutical industry. In response, certain foreign governments have announced or implemented reciprocal or retaliatory tariffs and other protectionist measures.

We currently rely, and expect to continue to rely, on third parties for the manufacture of certain product candidates for clinical testing, as well as for manufacture of any products that we may commercialize, if approved.

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
•
unexpected changes in tariffs, proposed tariffs, reciprocal or retaliatory trade measures, sanctions, trade barriers and regulatory requirements;
•
changes to global trade policies as a result of trade disputes or more restrictive trade policies;

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

Increases in tariffs will likely result in increased research and development expenses, including with respect to increased costs associated with drug product shipments, laboratory supplies, equipment, research materials and components and information technology supplies and materials. Increases in tariffs will likely increase our supply chain complexity and could also potentially disrupt our existing supply chain. The ultimate impact of current or future tariffs and trade restrictions remains uncertain.

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

Current FDA-approved treatments for chronic HBV infection include peg-IFNα, marketed by Roche Holding AG (Roche), and oral antiviral agents such as nucleoside analogs, marketed by Gilead Sciences, Inc. (Gilead) and Bristol-Myers Squibb Company. These treatments do not lead to either a functional or a complete cure in the vast majority of patients, and in the case of nucleoside analogs, may require life-long treatment. Several large and small pharmaceutical companies are developing programs with various mechanisms of action, to be used alone or in combination, with the goal of achieving higher rates of viral suppression or functional cure in patients with chronic HBV infection. Companies with oligonucleotide agents in clinical development include Arbutus Biopharma Corporation, Ionis Pharmaceuticals, Inc. (together with GlaxoSmithKline plc (GSK)), Arrowhead Pharmaceuticals, Inc. (together with Janssen Pharmaceuticals, Inc. (Janssen)), and Vir Biotechnology, Inc. (together with Alnylam Pharmaceuticals, Inc.). Several companies are developing CAM-Es, including Assembly Biosciences Inc. and Enanta Pharmaceuticals. Several companies, including GSK and Janssen, are developing therapeutic vaccines for HBV, and several others have approved HBV vaccines, including Dynavax Technologies, Inc., GSK, Johnson & Johnson, and Merck. Replicor, Inc. is developing nucleic acid polymers (NAPs) for use in chronic HBV infection patients.

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

In addition to remdesivir, which is FDA-approved, on May 25, 2023, Pfizer, Inc. received approval from the FDA for Paxlovid, an orally administered SARS-CoV-2 protease inhibitor co‑administered with ritonavir. Similarly, Merck (together with Ridgeback Bio), is developing the drug molnupiravir, an oral antiviral drug which has been issued an emergency use authorization by the FDA on December 23, 2021. Several drugs are likely being used off-label for treatment, such as dexamethasone. Several approved drugs are being studied for their utility in reducing the severity of SARS-CoV-2 infections, including Soliris by Alexion Pharmaceuticals Inc. and Jakafi by Incyte Corporation. There are significant efforts globally to develop both therapeutic and prophylactic drug candidates including by Enanta Pharmaceuticals and Shionogi. Several companies are focused on antibody treatments, including Regeneron Pharmaceuticals, Inc. and Vir Biotechnology, Inc. (together with GSK, Biogen Inc. and WuXi Biologics Ltd.). The availability of such COVID-19 vaccines and each of Pfizer’s and Merck’s oral COVID-19 drug may reduce or eliminate the need for our potential COVID-19 therapies to treat the disease and therefore negatively impact the commercial opportunity.

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

Additionally, because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or drug candidates or for indications that later prove to have greater commercial potential. For example, we are currently focused on the development of our current drug candidates for hepatological indications. In addition, we are pursuing other drug candidates for viral diseases. However, the advancement of these drug candidates may ultimately prove to be unsuccessful or less successful than another program in our pipeline that we might have chosen to pursue on a less aggressive basis. However, due to the significant resources required for the development of our drug candidates, we must focus on specific diseases and disease pathways and decide which drug candidates to pursue and the amount of resources to allocate to each. Our near-term objective is to demonstrate favorable profiles through clinical trials of our drug candidates ALG-000184, ALG‑055009 and ALG-097558. Our estimates regarding the potential market for our drug candidates could be inaccurate and our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular drug candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, any potential decision to delay or terminate development of a drug candidate or program may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. Further, if we do not accurately evaluate the commercial potential for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate. Alternatively, we may allocate internal resources to a drug candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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

We entered into a License Agreement with Emory in June 2018, a Research, Licensing and Commercialization Agreement with KU Leuven in June 2020 and an amendment in July 2023 and a License Agreement with Luxna in December 2018 and an amendment in April 2020 (as amended, the Luxna Agreement). Under the Emory License Agreement, KU Leuven Agreement and Luxna Agreement, we are subject to significant obligations, including milestone payments, royalty payments, and certain other agreed-to costs. For more information regarding our license agreements, please see the section titled “Business—License agreements and collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2024, previously filed with the SEC. If these payments become due under the terms of the Emory University License Agreement, the KU Leuven Agreement or the Luxna Agreement, we may not have sufficient funds available to meet our obligations and our development efforts may be materially harmed. Furthermore, if we are forced to raise additional funds, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market drug candidates that we would otherwise develop and market ourselves.

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

In addition, we use artificial intelligence, including machine learning, and automated decision-making, technologies (collectively, AI Technologies) in our business. The regulatory framework for AI Technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.

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

Our success depends in significant part on our ability and the ability of our current or future collaborators and licensors to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to our drug candidates and technology and to operate our business without infringing, misappropriating, or otherwise violating the intellectual property rights of others. If we and our current or future collaborators and licensors are unable to obtain and maintain sufficient intellectual property protection for our drug candidates or other drug candidates that we may identify, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize drug candidates similar or identical to ours, and our ability to successfully commercialize our drug candidates and other drug candidates that we may pursue may be impaired. While we own some issued or allowed patents with respect to our programs, including our chronic HBV infection and MASH programs, we do not own or in-license any issued patents with claims that specifically recite our ALG-097558 or ALG-125755 drug candidates. We can provide no assurance that any of our other current or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. We cannot be certain that there is no invalidating prior art of which we and the patent examiner are unaware or that our interpretation of the relevance of prior art is correct. If a patent or patent application is determined to have an earlier priority date, it may prevent our patent applications from issuing at all or issuing in a form that provides any competitive advantage for our drug candidates. Failure to obtain additional issued patents could have a material adverse effect on our ability to develop and commercialize our drug candidates. Even if our patent applications do issue as patents, third parties may be able to challenge the validity and enforceability of our patents on a variety of grounds, including that such third party’s patents and patent applications have an earlier priority date, and if such challenges are successful, we may be required to obtain one or more licenses from such third parties, or be prohibited from commercializing our drug candidates.

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

In addition, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications or to maintain, defend and enforce the patents that we license to or from third parties, and we may have to rely on our partners to fulfill these responsibilities. For example, under the Luxna Agreement, we obtained a license from Luxna under patents relevant to certain aspects of our HBV programs as well as to various potential therapies, which we are pursuing to address SARS-CoV-2. Although we have review and comment rights regarding prosecution of patents that we license under the Luxna Agreement, Luxna retains ultimate decision-making control with respect to the prosecution of these patents. Additionally, under the Emory License Agreement, we obtained a license from Emory University under patents relevant to certain aspects of our small molecule chronic HBV infection program. Although we direct prosecution of patents licensed under the Emory License Agreement, we are obligated to consult with Emory University with respect to prosecution of these patents and Emory and its counsel are responsible for making all filings related to such prosecution. Similarly, although we will control the prosecution of jointly developed patents resulting from our collaboration with the Rega Institute for Medical Research and the CD3 under the KU Leuven Agreement, we are obligated to consult with such parties with respect to prosecution of these patents. Consequently, any such licensed patents and applications may not be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our current or future licensors, licensees or collaborators fail to prepare, file, prosecute, maintain, enforce, and defend licensed patents and other intellectual property rights, such rights may be reduced or eliminated, and our right to develop and commercialize any of our drug candidates or technology that are the subject of such licensed rights could be adversely affected. In addition, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights.

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

In addition, if our licensors fail to abide by the terms of the license, if the licensors fail to prevent infringement by third parties or if the licensed patents or other rights are found to be invalid or unenforceable, our business, competitive position, financial condition, results of operations and prospects could be materially harmed. For more information regarding our license agreements, see the section titled “Business—License agreements and collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2024, previously filed with the SEC.

If we are unable to obtain licenses from third parties on commercially reasonable terms or at all, our business could be harmed.

It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products (if approved), in which case we would be required to obtain a license from these third parties. The licensing of third-party intellectual property rights is a competitive area, and more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. More established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to license such technology, or if we are forced to license such technology on unfavorable terms, our business could be materially harmed. If we are unable to obtain a necessary license, we may be unable to develop or commercialize the affected drug candidates, which could materially harm our business, and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation. Even if we are able to obtain a license, it may be or become non-exclusive, thereby giving our competitors access to the same technologies licensed to us. For example, under the Emory License Agreement we currently have an exclusive license with respect to certain patents and a non-exclusive license with respect to certain of Emory’s specified know-how. In June 2022, the license to such patents became non-exclusive with respect to all fields except for the treatment and prevention of HBV. For more information regarding our license agreements, see the section titled “Business—License agreements and collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2024, previously filed with the SEC. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

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

As of March 31, 2025, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 57% of our outstanding common stock (assuming all shares of non-voting common stock are converted into voting common stock in accordance with the terms of our amended and restated certificate of incorporation), and 26% of our outstanding common stock (assuming all shares of non-voting common stock are converted to voting common stock and all pre-funded warrants are exercised in full on a cash exercise basis). In addition, in our October 2023 and February 2025 private placements, certain of the holders of 5% or more of our capital stock acquired pre-funded warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $0.0025 and $0.0001 per share, respectively) and common warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $18.92 and $26.02 per share, respectively). Until exercised, the shares issuable upon the exercise of the pre-funded warrants and the common warrants are not included in the number of our outstanding shares of common stock. If such holders exercise their warrants, then the shares of our capital stock beneficially owned by our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates would increase significantly. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

The dual class structure of our common stock may limit an investor’s ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Consequently, the exercise by holders of our non-voting common stock of their option to make this conversion will have the effect of increasing the relative voting power of such holders, and correspondingly decreasing the voting power of the holders of our common stock, which may limit an investor’s ability to influence corporate matters. As of March 31, 2025, we had 800,000 shares of non-voting common stock outstanding. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline.

As of March 31, 2025, approximately 1.6 million shares of common stock that are either subject to outstanding options or RSUs or reserved for future issuance under our equity incentive plans, and excluding all outstanding pre-funded warrants, are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

In addition, the holders of approximately 6.1 million of our total common stock and non-voting common stock are entitled to rights with respect to the registration of their shares under the Securities Act described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss (NOL) carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We performed a Code Section 382 analysis in 2023 and determined there was an ownership change that resulted in Section 382 limitations. The ownership change limited our ability to utilize NOLs against future taxable income but will not result in the expiration of any NOLs. We also performed a Code Section 382 analysis in 2025 but determined there was no ownership change that resulted in any limitations. We may have experienced additional ownership changes in the past and may in the future experience ownership changes as a result of changes in our stock ownership (some of which are not in our control). In addition, under current tax law, federal NOL carryforwards generated in periods after December 31, 2017, may be carried forward indefinitely but may only be used to offset 80% of our taxable income. For these reasons, our ability to utilize our NOL carryforwards and other tax attributes to reduce future tax liabilities may be limited.

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

Pursuant to Section 404 of Sarbanes-Oxley, our management is required to report upon the effectiveness of our internal control over financial reporting for our fiscal year ended December 31, 2024. When we lose our status as an “emerging growth company,” our independent registered public accounting firm may be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff, all of which will entail additional expense.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered sales of equity securities

In January 2024, two investors net exercised their 2023 Pre-Funded Warrants to purchase an aggregate of 146,484 shares of Common stock and were issued 146,468 shares of Common Stock.

Use of proceeds

None.

Issuer purchasers of equity securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 (c) trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Provided Herewith
		Form	Date	Number

3.1(a)	Amended and Restated Certificate of Incorporation.	8-K	10/20/2020	3.1

3.1(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	6/28/2024	3.1

3.1(c)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	8/19/2024	3.1

3.2	Amended and Restated Bylaws.	8-K	10/20/2020	3.2

4.1	Reference is made to Exhibits 3.1(a), 3.1(b) and 3.2.

4.2	Form of Common Stock Certificate.	10-Q	11/6/2024	4.2

4.3	Form of 2023 Common Warrant Agreement.	8-K	10/25/2023	4.2

4.4	Form of 2023 Pre-Funded Warrant Agreement.	8-K	10/25/2023	4.1

4.5	Form of 2025 Common Warrant Agreement	8-K	2/12/2025	4.2

4.6	Form of 2025 Pre-Funded Warrant Agreement	8-K	2/12/2025	4.1

10.1#	Non-Employee Director Compensation Program				X

10.2	Securities Purchase Agreement, dated February 11, 2025, by and among the Company and the investors party thereto.	8-K	2/12/2025	10.1

10.3	Registration Rights Agreement, dated February 13, 2025, by and among the Company and the investors party thereto.	10-K	3/10/2025	10.18

10.4	Lead Investor Registration Rights Agreement, by and among the Company and the investors party thereto.	10-K	3/10/2025	10.19

10.5	Letter Agreement, by and among the Company and the investors party thereto.	10-K	3/10/2025	10.20

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 has been formatted in Inline XBRL.				X

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

ALIGOS THERAPEUTICS, INC.

Date: May 6, 2025	By:	/s/ Lawrence Blatt
Lawrence Blatt, Ph.D.
Chairman, President and Chief Executive Officer

Date: May 6, 2025	By:	/s/ Lesley Ann Calhoun
Lesley Ann Calhoun
Chief Operating Officer and Chief Financial Officer