Form 10-Q
period 2025-06-30
Aligos Therapeutics, Inc.
filed 2025-08-06
CIK 1799448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, the registrant had 6,151,374 shares of common stock, $0.0001 par value per share, outstanding, comprised of 5,351,374 shares of voting common stock, $0.0001 par value per share and 800,000 shares of non-voting common stock, $0.0001 par value per share. This number does not include 4,217,432 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of July 31, 2025 (which are immediately exercisable at an exercise price of $0.0025 and $0.0001 per share of common stock, respectively, subject to beneficial ownership limitations) sold in the Registrant’s private placement on October 23, 2023 and February 13, 2025. See Note 7 — Common Warrants and Pre-Funded Warrants to the Registrant’s unaudited condensed consolidated financial statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALIGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$18,661	$36,997
Restricted cash	110	110
Short-term investments	104,284	19,942
Other current assets	4,889	5,092
Total current assets	127,944	62,141
Operating lease right-of-use assets	4,059	4,964
Property and equipment, net	2,063	2,362
Other assets	640	627
Total assets	$134,706	$70,094

LIABILITIES AND
STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,937	$2,571
Accrued liabilities	12,209	15,557
Operating lease liabilities, current	3,502	3,422
Finance lease liabilities, current	38	36
Deferred revenue, current	579	151
Total current liabilities	20,265	21,737
Operating lease liabilities, net of current portion	3,216	4,795
Finance lease liabilities, net of current portion	122	122
2023 common warrants liability	9,191	72,367
Long term liability	46	46
Total liabilities	32,840	99,067
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2025 and December 31, 2024, respectively; no shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	-	-
Common stock, $0.0001 par value; 115,800,000 shares and 20,800,000 shares authorized as of June 30, 2025 and December 31, 2024, respectively; 6,151,274 and 3,864,436 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	9	8
Additional paid-in capital	692,220	588,576
Accumulated deficit	(590,783)	(618,008)
Accumulated other comprehensive income	420	451
Total stockholders’ equity (deficit)	101,866	(28,973)
Total liabilities and stockholders’ equity (deficit)	$134,706	$70,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue from collaborations	$—	$—	$—	$292
Revenue from customers	965	1,061	1,276	1,755
Operating expenses:
Research and development	13,976	21,099	28,478	37,464
General and administrative	5,556	6,376	10,608	13,043
Total operating expenses	19,532	27,475	39,086	50,507
Loss from operations	(18,567)	(26,414)	(37,810)	(48,460)
Interest and other income, net	1,207	1,227	2,087	2,765
Change in fair value of 2023 common warrants	1,682	30,437	63,176	16,106
(Loss) income before income tax	(15,678)	5,250	27,453	(29,589)
Income tax provision	(185)	(189)	(228)	(213)
Net (Loss) income	(15,863)	5,061	27,225	(29,802)
Other comprehensive (loss) gain:
Unrealized (loss) gain on available-for-sale securities	(27)	18	(31)	(51)
Other comprehensive (loss) gain	(27)	18	(31)	(51)
Comprehensive (loss) income	$(15,890)	$5,079	$27,194	$(29,853)
Net (loss) income per share, basic	$(1.53)	$0.81	$2.90	$(4.77)
Net (loss) income per share, diluted	$(1.53)	$0.81	$2.90	$(4.77)
Weighted average shares of common stock, basic	10,351,120	6,257,713	9,385,167	6,251,913
Weighted average shares of common stock, diluted	10,351,120	6,265,853	9,401,645	6,251,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited, in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)

Balance as of December 31, 2024	3,864,436	$8	$588,576	$(618,008)	$451	$(28,973)
Issuance of common stock related to RSU vesting	590	-	-	-	-	-
Issuance of common stock upon net exercise of pre-funded warrants	146,468	-	-	-	-	-
Issuance of common stock, pre-funded warrants and common warrants in connection with 2025 PIPE offering	2,103,307	1	105,003	-	-	105,004
Costs related to 2025 PIPE offering	-	-	(3,629)	-	-	(3,629)
Stock-based compensation expense related to employee stock awards	-	-	909	-	-	909
Stock-based compensation expense related to employee stock purchases	-	-	50	-	-	50
Other comprehensive loss	-	-	-	-	(4)	(4)
Net income	-	-	-	43,088	-	43,088
Balance as of March 31, 2025	6,114,801	$9	$690,909	$(574,920)	$447	$116,445
Issuance of common stock related to ESPP purchases	36,473	-	180	-	-	180
Costs related to the PIPE offering	-	-	(29)	-	-	(29)
Stock-based compensation expense related to employee stock awards	-	-	1,050	-	-	1,050
Stock-based compensation expense related to employee stock purchases	-	-	110	-	-	110
Other comprehensive loss	-	-	-	-	(27)	(27)
Net loss	-	-	-	(15,863)	-	(15,863)
Balance as of June 30, 2025	6,151,274	9	692,220	(590,783)	420	101,866

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited, in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance as of December 31, 2023	3,003,855	$7	$578,325	$(486,797)	$545	$92,080
Issuance of common stock upon exercise of pre-funded warrants	22,771	-	-	-	-	-
Issuance of common stock from RSU vesting and settlement	97	-	-	-	-	-
Stock-based compensation expense related to employee stock awards	-	-	2,500	-	-	2,500
Stock-based compensation expense related to employee stock purchases	-	-	148	-	-	148
Other comprehensive loss	-	-	-	-	(69)	(69)
Net loss	-	-	-	(34,863)	-	(34,863)
Balance as of March 31, 2024	3,026,723	$7	$580,973	$(521,660)	$476	$59,796
Issuance of common stock related to ESPP purchase	22,438	-	297	-	-	297
Issuance of common stock upon exercise of pre-funded warrants	142,264	1	-	-	-	1
Stock-based compensation expense related to employee stock awards	-	-	1,918	-	-	1,918
Stock-based compensation expense related to employee stock purchases	-	-	138	-	-	138
Other comprehensive income	-	-	-	-	18	18
Net income	-	-	-	5,061	-	5,061
Balance as of June 30, 2024	3,191,425	$8	$583,326	$(516,599)	$494	$67,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$27,225	$(29,802)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Accretion of discount on investments	(1,034)	(936)
Non cash lease expense	905	746
Change in fair value of 2023 common warrants	(63,176)	(16,106)
Depreciation expense	453	538
Stock-based compensation including ESPP	2,119	4,704
Changes in operating assets and liabilities:
Other assets	190	342
Accounts payable	1,328	4,302
Accrued liabilities	(3,352)	(4,778)
Operating lease liabilities	(1,499)	(1,267)
Deferred revenue	428	18
Net cash and cash equivalents used in operating activities	(36,413)	(42,239)
Cash flows from investing activities:
Activities in available-for-sale investments:
Maturities of short-term investments	20,000	40,000
Purchase of short-term investments	(103,336)	(88,573)
Purchases of property and equipment	(152)	(76)
Net cash and cash equivalents used in investing activities	(83,488)	(48,649)
Cash flows from financing activities:
Proceeds from issuance of common stock, common warrants and pre-funded warrants in connection with PIPE Offering, net of costs	101,386	-
Payments on finance lease	(1)	(35)
Proceeds from the ESPP purchase	180	297
Net cash and cash equivalents provided by financing activities	101,565	262
Net decrease in cash, cash equivalents, and restricted cash	(18,336)	(90,626)
Cash, cash equivalents, and restricted cash, beginning of period	37,107	135,774
Cash, cash equivalents, and restricted cash, end of period	$18,771	$45,148

Supplemental disclosures of noncash financing and investing activities:
PIPE issuance costs unpaid at period end	(41)	-

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

Aligos is a clinical-stage biotechnology company developing novel therapeutics to address unmet medical needs in liver and viral diseases, including for chronic hepatitis B virus (HBV) infection, metabolic dysfunction associated steatohepatitis (MASH), and coronaviruses.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and follow the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s consolidated financial information. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The balance sheet as of December 31, 2024 is derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 10, 2025 (the 2024 Form 10-K).

Certain amounts previously reported in Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2025 have been reclassified to conform to the current period presentation, with respect to the separate presentation of the change in fair value of 2023 Common Warrants in the amount of $30.4 million and $16.1 million, respectively, previously included in Interest and other income, net. The reclassification had no impact on our net (loss) income.

Liquidity

The Company has incurred losses and negative cash flows from operations in each fiscal year since its inception. As of June 30, 2025 and December 31, 2024, the Company had an accumulated deficit of $590.8 million and $618.0 million, respectively. Management expects to continue to incur additional substantial losses from operations in future fiscal years in the foreseeable future as a result of its research and development activities.

As of June 30, 2025, the Company has cash, cash equivalents and investments of approximately $122.9 million, which is available to fund future operations. The Company expects to continue to spend substantial amounts to continue the clinical development of its current programs. If the Company is able to gain marketing approval for drug candidates that are being developed, it will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of the Company’s planned and anticipated clinical trials is highly uncertain, the Company cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate the Company may develop.

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

Significant accounting policies and estimates

No material changes were made to the Company’s significant accounting policies disclosed in Note 2. Summary of significant accounting policies, in its 2024 Form 10-K.

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

The Company has considered all recent accounting pronouncements issued, but not yet effective, and does not expect any to have a material effect on the Company’s condensed consolidated financial statements other than those discussed in its 2024 Form 10‑K.

3.
Balance sheet components

Property and equipment

The components of property and equipment as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025	December 31, 2024
Leasehold improvements	$6,101	$6,101
Lab equipment	6,108	5,975
Computer equipment	1,075	1,051
Furniture and office equipment	728	732
Vehicles and equipment	282	281
Asset under construction	4	4
Total, at cost	14,298	14,144
Accumulated depreciation	(12,235)	(11,782)
Total, net	$2,063	$2,362

Depreciation expense was $0.3 million and $0.5 million for the three and six months ended June 30, 2025 and $0.3 million and $0.5 million for the three and six months ended June 30, 2024. Finance leases are also included in property and equipment as vehicles and lab equipment on the Condensed Consolidated Balance Sheets.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued R&D expenses	$3,824	$5,029
Accrued compensation	4,421	6,387
Accrued payables	1,212	1,471
Other	2,752	2,670
Total	$12,209	$15,557

4.
Investments

As of June 30, 2025 and December 31, 2024, amortized cost, gross unrealized gains and losses, and estimated fair values of total fixed-maturity securities were as follows (in thousands):

June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. Treasury bonds	$104,305	$-	$(21)	$104,284

December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. Treasury bonds	$19,933	$9	$-	$19,942

Nineteen of our short-term investments are in an unrealized loss position. Changes in fair value are related to changes in market interest rates. The Company expects to collect all contractual principal and interest payments and does not intend to sell the investments before recovery of their amortized cost bases. As of June 30, 2025, all investments had a remaining maturity of less than one year.

The Company recorded interest income of $0.4 million and $1.2 million for the three and six months ended June 30, 2025, and $0.3 million and $0.9 million for the three and six months ended June 30, 2024. The Company recorded accrued interest receivable of $32.0 thousand for the three months ended June 30, 2025. There was no accrued interest receivable as of December 31, 2024.

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

The following tables present the fair value of the Company’s financial instruments that are measured or disclosed at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of June 30, 2025
	Level 1	Level 2	Level 3
Assets:
Available for sale securities	$-	$104,284	$-
Liabilities:
2023 common warrants liability	-	-	(9,191)
	$-	$104,284	$(9,191)

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3
Assets:
Available for sale securities	$-	$19,942	$-
Liabilities:
2023 common warrants liability	-	-	(72,367)
	$-	$19,942	$(72,367)

6.
Capital stock

Common stock

On June 25, 2025, the Company's stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of voting common stock from 20,000,000 shares to 100,000,000 shares and to increase the number of authorized shares of non-voting common stock from 800,000 shares to 15,800,000 shares.

The holders of shares of voting common stock are entitled to one vote for each share of common stock at all meetings of stockholders.

7.
Common Warrants and Pre-Funded Warrants

2025 PIPE

In February 2025, the Company closed its private investment in public equity (PIPE) offering (the 2025 Private Placement) and entered into a securities purchase agreement with certain investors (the 2025 Securities Purchase Agreement) that resulted in gross proceeds of approximately $105.0 million. In the 2025 Private Placement, the Company issued (i) 2,103,307 shares of the Company’s common stock (the Common Stock), par value $0.0001 per share, consisting of 1,427,000 shares of voting common stock and 676,307 shares of non-voting common stock, (ii) pre‑funded warrants (the 2025 Pre-Funded Warrants) to purchase up to 1,922,511 shares of Common Stock and (iii) accompanying common warrants (the 2025 Common Warrants) to purchase up to 2,012,909 shares of Common Stock. The purchase price per share was $26.0825, or $26.0824 per 2025 Pre-Funded Warrant, which represents the purchase price per share less the $0.0001 per share exercise price of each Pre-Funded Warrant. Each 2025 Pre-Funded Warrant is immediately exercisable and does not expire. Each 2025 Common Warrant has an exercise price of $26.02, is immediately exercisable and will expire in February 2032. The Company received net proceeds of $101.4 million, after deducting the placement agent fees and expenses and offering costs.

The Company accounts for the 2025 Common Warrants and 2025 Pre-Funded Warrants in Stockholders Equity (Deficit) on the Condensed Consolidated Balance Sheet and determined the outstanding 2025 Common Warrants and 2025 Pre-Funded Warrants are freestanding derivative instruments. The Company classified the 2025 Common Warrants and 2025 Pre-Funded Warrants as equity because they met the equity scope exception under Accounting Standards Codification (ASC) 815, Derivatives and Hedging, based on the terms in the 2025 Securities Purchase Agreement.

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

The following table summarizes information about shares issuable under the 2023 and 2025 Pre-Funded Warrants outstanding at December 31, 2024 and June 30, 2025:

Pre-funded warrant shares outstanding	June 30, 2025	December 31, 2024
Outstanding at the beginning of the year	2,441,405	3,242,018
Issued	1,922,511	-
Exercised	(146,484)	(800,613)
Outstanding at the end of the period	4,217,432	2,441,405
Exercisable at the end of the period	4,217,432	2,441,405

The following table sets forth a summary of the activities of the Company’s 2023 Common Warrant liability, which represents a recurring measurement that is classified with Level 3 of the fair value hierarchy wherein the fair value is estimated using significant unobservable inputs (in thousands):

	June 30, 2025	December 31, 2024
Beginning liability	$72,367	$27,596
Common warrants issued	-	-
Common warrants exercised	-	(1,361)
Change in fair value	(63,176)	46,132
Ending liability	$9,191	$72,367

The fair value of the 2023 Common Warrants was measured using the Black Scholes option pricing model and will be remeasured each reporting period, and the change in fair value will be recorded in earnings. The assumptions that the Company used to determine the fair value at the reporting date were as follows:

	June 30, 2025	December 31, 2024
Expected term (in years)	5.33	5.83
Risk-free interest rate	3.82%	4.43%
Dividend yield	-	-
Volatility	90.15%	84.62%

The following table summarizes information about shares issuable under the 2023 and 2025 Common Warrants outstanding at June 30, 2025:

Common warrant shares outstanding	June 30, 2025	December 31, 2024
Outstanding at the beginning of the year	2,200,858	2,249,680
Issued	2,012,909	-
Exercised	-	(48,822)
Outstanding at the end of the period	4,213,767	2,200,858
Exercisable at the end of the period	4,213,767	2,200,858

8.
Equity Incentive Awards and Stock-based Compensation

Stock options

Stock option activity during the six months ended June 30, 2025 is as follows:

	Shares subject to options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)

Outstanding as of December 31, 2024	627,685	$35.93	8.50	$10,611
Granted	498,297	15.09	—	—
Exercised	—	—	—	—
Forfeited or Expired	(39,221)	86.23	—	—
Outstanding as of June 30, 2025	1,086,761	24.56	8.87	$33
Options vested and expected to vest as of June 30, 2025	1,086,761	24.56	8.87	$33
Options vested and exercisable as of June 30, 2025	307,792	46.42	7.57	$-

Restricted stock units

Restricted stock unit activity during the six months ended June 30, 2025 is as follows:

	Number of Awards	Weighted- Average Grant Date Fair Value	Aggregate Fair Value (in thousands)

Issued and unvested as of December 31, 2024	4,729	$15.44	$73
Granted	13,125	16.87	221
Vested and released	(590)	(16.47)	(10)
Issued and unvested as of June 30, 2025	17,264	16.49	$284

Stock-based compensation expense was allocated as follows for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Research and development	$617	$1,194	$1,161	$2,634
General and administrative	544	862	958	2,070
Total	$1,161	$2,056	$2,119	$4,704

9.
Revenue from contracts with customers

Agreement with Amoytop

In May 2023, the Company and Amoytop Biotech Co., Ltd (Amoytop) entered into a Research Collaboration and Development Agreement with a focus on nucleic acid technology for HBV treatment, with the Company granting to Amoytop an exclusive, time-limited option to enter into an exclusive license to develop and commercialize such compounds. Under the terms of the agreement, the Company received an upfront payment of $7.0 million, less withholding taxes of $1.1 million from Amoytop. With respect to the agreement, the Company is eligible for up to $109.0 million in development and commercialization milestones as well as tiered royalties on net sales. These potential payments consist of (i) potential development milestones (such as for the commencement of a Good Laboratory Practice toxicology study for a collaboration compound, approval of IND by regulatory authority, initiation of Phase 2 and 3 clinical trials, and regulatory approval of a licensed product), and (ii) sales-based milestones.

In May 2024, the Company and Amoytop entered into an extension to the Research Collaboration and Development Agreement, covering work performed through January 2025. Under the terms of the agreement, the Company received an upfront payment of $1.5 million, which was recognized from the second quarter of 2024 through the first quarter of 2025.

In May 2025, the Company and Amoytop entered into an additional extension to the Research Collaboration and Development Agreement, covering work performed through approximately November 2025. Under the terms of the agreement, the Company received an upfront payment of $1.0 million, which is expected to be recognized from the second quarter of 2025 through the fourth quarter of 2025.

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

During the three and six months ended June 30, 2025, the Company recognized $1.0 million and $1.3 million, respectively, in revenue from customers related to upfront payments. During the three and six months ended June 30, 2024, the Company recognized $1.1 million and $1.8 million, respectively, in revenue from customers related to upfront payments. During the three months ended June 30, 2025 and 2024, the Company recognized no revenue from customers related to milestone payments. The unrecognized portion of the upfront payments received is recorded on the Condensed Consolidated Balance Sheets as “Deferred revenue, current”.

Changes in deferred revenue balances arose as a result of the Company recognizing the following revenue from customers during the periods below (in thousands):

	As of June 30,
	2025	2024

Deferred revenue from customers as of January 1	$151	$1,224
Consideration received in the period	1,704	1,857
Revenue from customers recognized in the period	(1,276)	(1,755)
Deferred revenue from customers as of June 30	$579	$1,326

Agreement with ADCT

The Company determined that the ADC Therapeutics (ADCT) agreement falls within the scope of ASC 606, Revenue from Contracts with Customers (ASC 606). The agreement did not fall under the ASC 808 guidance due to ADCT and the Company not being joint active participants, nor both parties having significant risks and rewards. Management of the Company determined that there was one performance obligation for the agreement given the deliverables are not distinct. The Company evaluated the performance obligation and determined the performance obligations are satisfied over time. Given the nature of the arrangement, the Company believes that the satisfaction of its performance obligations is best measured by the progress of its efforts. As such, the Company has used an input method based on costs incurred to recognize revenue associated with the upfront payments, and the Company recognizes revenue over time based on the costs incurred. The effect of any updates to the estimated overall costs are recorded as a change in estimate. In addition, variable consideration (e.g., milestone payments) were evaluated based on the Company’s analysis that the possibility of achieving any of the milestone payments is remote, and therefore determined to be constrained and excluded from the transaction price. Similarly, the Company accounts for the future royalties under the sales-based royalty exception in ASC 606-10-55-65 through 55-65B therefore they are not considered in the transaction price and expected to be recognized when future sales occur since that is expected to occur after the performance obligation has been fully satisfied.

10.
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

The Company has agreed to pay Emory up to an aggregate of $125.0 million upon the achievement of specified development, regulatory, and commercial milestones, and all ongoing patent costs. During the three and six months ended June 30, 2025 and 2024, the Company had no expenses related to milestone payments. The Company also agreed to pay Emory tiered single-digit royalties on worldwide annual net sales of licensed products, on a quarterly basis and calculated on a product-by-product basis. With respect to licensed products containing any of a specified subset of the licensed compounds, such royalties range from a mid-single digit to a high-single digit percentage rate. With respect to licensed products which do not contain such compounds, the royalties range from a low-single digit to a mid-single digit rate.

During the three and six months ended June 30, 2025 and 2024, the Company made no payments associated with royalties and recognized no expense or accruals.

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

The Company is obligated to make payments to Luxna, in aggregate, totaling up to but no more than $55.5 million upon the achievement of specified development, regulatory, and commercial milestones. During the three and six months ended June 30, 2025 and 2024, the Company recognized no expenses related to milestone payments. The Company is also required to pay Luxna a low-single digit royalty percentage on net sale of applicable products, if any. During the three and six months ended June 30, 2025 and 2024, the Company made no payments associated with royalties.

Agreement with Katholieke Universiteit Leuven (KU Leuven)

On June 25, 2020, the Company entered into a Research, Licensing and Commercialization Agreement (KU Leuven Agreement) with KU Leuven, under which the Company is collaborating with KU Leuven’s Rega Institute for Medical Research, as well as its Centre for Drug Design and Discovery, to research and develop potential protease inhibitors for the treatment, diagnosis or prevention of coronaviruses, including of SARS-CoV-2. Unless terminated earlier by either party in accordance with provisions in the agreement, the collaboration period terminated at the earlier of completion of all collaboration activities or 2.5 years. In connection with the KU Leuven Agreement, KU Leuven and the Company granted each other exclusive cross-licenses to use certain know-how and existing patents of the other party as well as certain joint know-how and joint patents to carry out research and development collaboration activities during the collaboration period. As of December 2022, the original collaboration period expired. An amendment to the agreement was agreed in July 2023 to include a new collaboration plan. KU Leuven granted to the Company an exclusive (including as to KU Leuven), worldwide license under certain of KU Leuven’s know-how and existing patents, and certain joint patents and joint know-how, to manufacture and commercialize the licensed products for the treatment, diagnosis or detection of viral infections in humans. KU Leuven reserved the right to use all KU Leuven knowhow, existing KU Leuven patents, joint patents and joint know-how for academic and non-commercial research and teaching purposes. As consideration for this license, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to but no more than $30.0 million upon the achievement of certain commercial sales milestones. For each licensed product developed through KU Leuven and the Company’s collaborative effort, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to $32.0 million upon the achievement of certain development and regulatory milestones. The Company is also required to pay KU Leuven a low-to-mid-single digit royalty percentage, subject to certain adjustments, on net sales of applicable products, if any. The Company is also required to pay a revenue share to KU Leuven should the program be partnered with an external party. Unless terminated earlier by either party, the agreement shall continue until the expiration of the last to expire royalty term, which is the later of the expiration of the last valid patent claim covering the manufacture, use, sale or importation of the licensed product in a particular country or 10 years after the first commercial sale of a licensed product. During the three and six months ended June 30, 2025, the Company made no payments of royalties or milestones.

11.
Commitments and contingencies

From time to time, the Company may have certain contingent liabilities, including legal matters that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Contingent liabilities requiring accrual were appropriately accrued as of June 30, 2025 and December 31, 2024. The Company enters into contracts in the normal course of business that includes arrangements with clinical research organizations, vendors for preclinical research and vendors for manufacturing. These agreements generally allow for cancellation with notice. As of June 30, 2025, the Company had no material non-cancellable purchase commitments.

12.
Income taxes

The Company recorded income tax provision of $228.0 thousand for the six months ended June 30, 2025, primarily related to the Company's international operations.

On July 3, 2025, the President signed into law the One Big Beautiful Bill Act ("OBBBA"). ASC 740 requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, the Company is still evaluating the OBBBA and it will be reflected in the Company's Q3 2025 tax provision.

The Company has a history of losses in prior fiscal years and projects losses for the full year 2025. The Company continues to maintain a full valuation allowance on its net deferred tax assets.

13.
Net (loss) income per share

The following table summarizes the computation of basic and diluted net (loss) income per share of the Company (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net (loss) income, as reported	$(15,863)	$5,061	$27,225	$(29,802)
Less: increase in available income	-	-	-	-
Diluted net (loss) income	$(15,863)	$5,061	$27,225	$(29,802)
Weighted average shares outstanding, basic	10,351,120	6,257,713	9,385,167	6,251,913
Add: Weighted average shares issuable	-	8,140	16,478	-
Weighted average shares outstanding, diluted	10,351,120	6,265,853	9,401,645	6,251,913
Net (loss) income per share - basic	$(1.53)	$0.81	$2.90	$(4.77)
Net (loss) income per share - diluted	$(1.53)	$0.81	$2.90	$(4.77)

For the six months ended June 30, 2025, the Company’s potentially dilutive securities includes options to purchase common stock and unvested restricted stock. The 2023 common warrants and 2025 common warrants are antidilutive and excluded from the total weighted average shares outstanding, diluted.

For the three months ended June 30, 2024, the 2023 common warrants were antidilutive and therefore excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Options to purchase common stock, unvested restricted stock and shares purchased through the ESPP were included as dilutive.

The Company excluded the following potential shares of Common Stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Options to purchase common stock	1,086,761	391,959	893,331	401,679
Unvested restricted stock	17,264	1,616	14,316	6,183
Warrants to purchase common stock	4,213,767	2,249,680	4,213,767	2,249,680
	5,317,792	2,643,255	5,121,414	2,657,542

14. Segment information

The chief operating decision maker (CODM), who is defined as the Company's Chairman, President and Chief Executive Officer, assesses performance for the Company’s single reportable segment and decides how to allocate resources based on the Company’s total operating expenses as reported on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The CODM’s review of total operating expenses at the consolidated level is used to monitor the Company’s spending as well as budget versus actual results. As part of the CODM’s review of the segment’s performance, the CODM reviews the Company’s operating expense information. This includes research and development costs as well as general and administrative expenses. Based upon the operating expense information, the CODM can reconcile to net (loss) income as reported on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, shown in the table below. The significant expense categories are consistent with those presented on the face of the condensed consolidated financial statements, except for the breakout of the early-stage research and development from the late-stage research and development. The CODM does not receive or use any other segmented or disaggregated financial or any significant expense information for decision making purposes. Asset information is not regularly provided to the CODM for assessing performance and allocating resources other than consolidated cash, cash equivalents and short-term investments, which can be found on our Condensed Consolidated Balance Sheets.

The following table provides segment revenues, significant segment expenses and reported segment net (loss) income for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue from Collaborations	$-	$-	$-	$292
Revenue from Customers	965	1,061	1,276	1,755
Less:
Early-stage research and development(1)	(688)	(1,070)	(1,530)	(1,983)
Late-stage research and development(2)	(13,288)	(20,029)	(26,948)	(35,481)
General & Administrative	(5,556)	(6,376)	(10,608)	(13,043)
Total operating expenses	(19,532)	(27,475)	(39,086)	(50,507)
Interest and other income, net	1,207	1,227	2,087	2,765
Change in fair value of 2023 common warrants	1,682	30,437	63,176	16,106
(Loss) income before income tax	(15,678)	5,250	27,453	(29,589)
Income tax provision	(185)	(189)	(228)	(213)
Segment and consolidated net (loss) income	$(15,863)	$5,061	$27,225	$(29,802)

(1) Early-stage research and development includes costs incurred from Discovery programs.

(2) Late-stage research and development includes costs incurred from Phase 1 and Phase 2 clinical trial programs.

The Company’s reportable segment primarily generates revenue through its license and collaboration agreements (see Notes 9 and 10).

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

Overview

We are a clinical-stage biotechnology company focused on developing novel therapeutics to address unmet medical needs in liver diseases and viral infections, including in the areas of chronic hepatitis B virus (HBV) infection, metabolic dysfunction-associated steatohepatitis (MASH), and coronavirus infections (e.g., SARS‑CoV‑2, SARS‑CoV, MERS‑CoV, and other related infections). The Aligos team has a demonstrated track record of success in early drug development and medicinal chemistry in liver and viral diseases, resulting in three potential best‑in‑class drug candidates currently in development.

Our pipeline of drug candidates includes ALG‑000184 for chronic HBV infection, ALG‑055009 for MASH, ALG‑097558 for coronavirus infections, and a portfolio of preclinical programs. ALG‑000184 is our potential best‑/first‑in‑class Capsid Assembly Modulator (CAM‑E) for chronic HBV infection with enhanced pharmacologic properties vs. competitor CAM‑E drugs and has demonstrated greater HBV DNA suppression compared to the standard of care, nucleos(t)ide analogs (NAs), as well as multi-log10 reductions in viral antigens in Phase 1 clinical studies conducted to date. ALG‑055009 is our potential best‑in‑class thyroid hormone receptor beta (THR‑β) agonist for MASH with pharmacologic properties that appear to be enhanced based on data to date vs. competitor THR-β agonists. Phase 2a topline data demonstrated that ALG‑055009 dose groups met the primary endpoint with statistically significant reductions in liver fat at Week 12 as measured by MRI-PDFF. ALG‑097558 is our potential best‑in‑class small molecule pan-coronavirus 3CL protease inhibitor (PI), which has been at least 3-fold more potent in cell-based assays of coronavirus infection than other approved CoV PIs and we believe can be dosed twice daily without the requirement for ritonavir co-dosing based on Phase 1 clinical studies conducted to date.

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

A multi-part Phase 1 study is ongoing, with the completed evaluation of the safety, tolerability, and pharmacokinetic profile of ALG-000184 in HVs. Additionally, a dose-ranging phase assessing the safety, pharmacokinetics, and antiviral activity of 10-300 mg doses of ALG-000184 administered over 28 days in untreated HBeAg+/- subjects with chronic HBV infection has also been completed. In these study phases, ALG‑000184 was found to be well tolerated with a favorable PK profile and demonstrated potentially best-in-class multi-log10 HBV DNA and RNA reductions at all doses tested, as well as HBV surface antigen (HBsAg) reductions in a subset of HBeAg+ subjects receiving 100 mg or 300 mg of ALG-000184 (Hou et al, AASLD 2022). Based on the favorable profile observed with dosing up to 300 mg of ALG-000184 for 28 days, additional Phase 1 cohorts are currently underway to evaluate the risk-benefit profile of ALG-000184 at doses of 300 mg, with or without entecavir (ETV) therapy, for up to 96 weeks in HBeAg+ and HBeAg- subjects with chronic HBV infection. Preliminary data from several of these cohorts (Hou et al., EASL 2025; Yuen et al., AASLD 2024, APASL 2025, EASL 2025) have been presented, showing that ALG‑000184, administered for up to 96 weeks, was well tolerated, exhibited a favorable PK profile, and demonstrated potentially best-in-class antiviral activity.

Data from this study following an oral daily dose of 300 mg ALG‑000184 monotherapy in HBeAg+ subjects demonstrated sustained HBV DNA suppression (<LLOQ (10 IU/mL, target detected (TD) or target not detected (TND)) in 6/10 (60%) subjects with chronic HBV infection at week 48 and 9/9 (100%) at week 96. Additionally, HBV DNA level continuously declined to < LLOQ (10 IU/mL, target not detected) in 5 of 9 subjects at Week 96. Data from the 300 mg ALG‑000184 HBeAg- monotherapy cohort demonstrated sustained HBV DNA suppression in all 11/11 (100%) subjects by Week 24. The HBV DNA suppression level was maintained in the ALG-000184 monotherapy cohort for up to 96 weeks, with further decline in HBV DNA to < LLOQ (10 IU/mL, target not detected) observed in all subjects (8/8) at Week 96. Importantly, no viral breakthrough was observed in any subject, and no known CAM resistant mutations were identified.

Additionally, HBV RNA level achieved < LLOQ (10 copies/mL) in all HBeAg+ and HBeAg- subjects by Week 52 and Week 8, respectively. Furthermore, concurrent multi-log10 reductions in HBV antigens (HBsAg, HBeAg, and HBcrAg) in HBeAg+ subjects and HBcrAg decline in HBeAg- subjects were observed, suggesting the potential inhibition of cccDNA establishment by CAM-E 2nd mechanism of action of ALG-000184.

Compared to Phase 3 studies with the current standard of care nucleos(t)ide analogs (NAs), tenofovir disoproxil fumarate (TDF) and tenofovir alafenamide (TAF) (Buti et al., Lancet Gastro, 2016; Chen et al., Lancet Gastro 2016), these Phase 1 data to date suggest, subject to confirmation via further study, that ALG‑000184 treatment may be superior to NAs in HBeAg+/- subjects in achieving HBV DNA levels < LLOQ (10 IU/mL) after 48 weeks on treatment, which is the approvable endpoint for chronic suppressive therapy in chronic HBV infection (Food and Drug Administration (FDA) Guidance, Chronic Hepatitis B Virus Infection: Developing Drugs for Treatment Guidance for Industry, April 2022 – Section III.B.1.a). We have received affirmative feedback from the FDA, the Committee for Medicinal Products for Human Use (CHMP: EU) and the National Medical Products Administration (NMPA: China) supporting subsequent studies utilizing the chronic suppressive therapy pathway for ALG-000184. These clinical studies, including the Phase 2 B-SUPREME study, will be conducted to test superiority to standard of care NA treatment (HBV DNA levels < LLOQ (10 IU/ml, target detected or target not detected) in HBeAG+ subjects and HBV DNA levels < LLOQ (10 IU/ml, target not detected) in HBeAg- subjects) after 48 weeks of monotherapy treatment. Furthermore, when combined with other mechanisms of action, including other candidates in our chronic HBV infection portfolio, ALG-000184 dosing regimens have the potential to contribute to achieving higher rates of functional cure, subject to testing such endpoint, as compared with currently approved agents.

Dosing of HBeAg+ and HBeAg- subjects with ALG‑000184 in Phase 1 was recently completed and 96-week safety, PK, antiviral activity, and certain post-treatment data are expected to be presented at upcoming scientific conferences. In 2024, Aligos announced that the FDA cleared the Company’s investigational new drug application (IND) for a Phase 1 drug-drug interaction study, which has been completed.

The Phase 2 B-SUPREME (NCT04746183) study is designed as a randomized, double-blind, active-controlled multicenter study evaluating the safety and efficacy of ALG-000184 monotherapy compared with tenofovir disoproxil fumarate in approximately 200 currently untreated HBeAg+ and HBeAg- adult subjects with chronic HBV infection for 48 weeks. The primary endpoint in the HBeAg+ arm is HBV DNA <LLOQ (10 IU/mL, target detected (TD) or target not detected (TND)) and the primary endpoint in the HBeAg- arm is HBV DNA <LLOQ (10 IU/mL target not detected (TND)). The study is also evaluating safety, pharmacokinetics, and other secondary and exploratory biomarkers, including reductions in HBV antigens and other markers of HBV infection. The Phase 2 study began obtaining regulatory approvals, activating global sites, and screening subjects recently. Dosing is expected to commence in the coming weeks. The Company expects to announce interim data is projected in 2026, and topline data in 2027.

We are also exploring additional ways to potentially treat patients with chronic HBV infection, including our antisense oligonucleotide (ASO) platform which utilizes novel monomers that could potentially reduce ASO toxicity and improve ASO liver to kidney ratio.

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

Based on these promising Phase 1 data, we initiated the Phase 2a HERALD study (NCT06342947) at sites across the United States. The study was a 12-week randomized, double-blind, placebo-controlled trial evaluating 4 doses (0.3 mg, 0.5 mg, 0.7 mg, and

0.9 mg) of ALG-055009 vs. placebo in 102 subjects with presumed MASH and liver fibrosis at stages 1-3 (F1-F3). The primary endpoint of this study was percent relative change in liver fat content by MRI-PDFF at Week 12. This study also evaluated the safety and PK of ALG-055009 treatment and its effect on multiple other efficacy biomarkers, including other non-invasive tests previously shown to be impacted by treatment with THR‑β agonists. We announced positive topline data from this study in 2024, demonstrating that ALG-055009 dose groups were well-tolerated and met the primary endpoint. Specifically, doses of 0.5 mg to 0.9 mg ALG-055009 demonstrated statistically significant reductions in liver fat at Week 12, with placebo-adjusted median relative reductions up to 46.2% as measured by MRI-PDFF. Up to 70% of subjects achieved ≥30% relative reduction in liver fat compared to baseline. Eighteen subjects who were on stable GLP-1 agonist therapy qualified for enrollment in the study, with liver fat content meeting the inclusion criteria of ≥10% at baseline as measured by MRI-PDFF. Notably, 11 of 14 subjects on stable GLP-1 agonists treated with ALG-055009 had liver fat decreases, whereas 4 of 4 subjects on stable GLP-1 agonists treated with placebo had increases in liver fat over the 12-week dosing period (Loomba et al, AASLD 2024).

In the Phase 2a study, ALG‑055009 demonstrated a favorable tolerability profile with no evidence of clinical hyper/hypothyroidism. Incidence of gastrointestinal-related treatment emergent adverse events were similar in ALG‑055009 dose groups compared to placebo. Specifically, similar rates of diarrhea were observed in ALG‑055009 dose groups compared to placebo, with no dose-response. Significant reductions in atherogenic lipids, including LDL-C, lipoprotein (a), and apolipoprotein B, were also observed (Loomba et al, AASLD 2024).

We are continuing to evaluate a variety of options to fund continued development, including potential out-licensing.

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

ALG‑097558 has been shown in preclinical studies to be at least 3-fold more potent than nirmatrelvir and other PIs in clinical development against a panel of SARS-CoV-2 variants (including Omicron). It also has demonstrated broad pan‑coronavirus activity, including against SARS-CoV-1 and MERS-CoV. In the first-in-human Phase 1 clinical study, single doses up to 2000 mg and multiple doses up to 800 mg Q12H for 7 days were well tolerated with an acceptable PK profile that suggests ritonavir boosting is not required. Furthermore, the absence of a clinically relevant DDI with midazolam suggests that ALG‑097558 can be co-administered with CYP3A4 substrates (NCT05840952). Based on these Phase 1 data (Wilkes et al., RespiDart, 2024), the projected efficacious dose range to treat SARS-CoV-2 is 200-600 mg ALG‑097558 Q12 x 5 days, without the need for ritonavir coadministration.

ALG‑097558 began three additional clinical trials in 2024. AGILE University of Liverpool, a UK government supported platform trial (MRC and Wellcome Trust funding), is sponsoring and performing a study in high‑risk COVID‑19 patients evaluating ALG‑097558 as monotherapy or in combination with remdesivir (NCT04746183). Additionally, clinical studies evaluating PK in special populations (renal and hepatic impairment subjects; NIAID contract) are on-going (NCT06698549). NIAID is also sponsoring a drug‑drug interaction and relative bioavailability study in healthy volunteers that began dosing in the second quarter of 2025 (NCT06568861). We expect that future development of ALG‑097558, including ongoing Phase 2 enabling activities, will be funded by external sources, including public funding sources as described below.

Preclinical activities for our coronavirus program were partially funded through a grant from the National Institutes of Health (NIH) and the National Institute of Allergy and Infectious Diseases (NIAID) Antiviral Drug Discovery (AViDD) Centers for Pathogens of Pandemic Concern program through the Metropolitan AntiViral Drug Accelerator (MAVDA) consortium. Specific clinical and nonclinical studies for the ALG-097558 program and the follow up compound, are now also being funded with federal funds from the NIAID, NIH, Department of Health and Human Services, under Contract No. 75N93023C00052. We filed an IND in the third quarter of 2024 and clinical studies in special populations were initiated in the second half of 2024 as part of this NIAID contract. We expect to receive approximately $15.3 million in funds across these two NIH awards and contracts to support these activities. To date, these funds have not been impacted by any changes at the NIH or NIAID. We are also seeking additional external funding (e.g., from governmental agencies) to support future studies as we advance ALG‑097558 for the treatment of COVID‑19 and future coronavirus pandemics.

Components of our results of operations

Revenue

Our revenues consist of the following:

Collaboration revenue included recognition of our upfront payments pursuant to an agreement and amendment with Merck Sharp & Dohme Corp, that were terminated in prior years. In order to record collaboration revenue, we utilized an input method to recognize revenue over time as costs were incurred.

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

Interest and other income, net

Interest and other income, net comprises interest income, net and other income, net. Interest income, net primarily consists of interest earned on our cash, cash equivalents, and investments. Other income, net includes investments and foreign currency gains/losses.

Change in fair value of 2023 common warrants

The change in fair value of 2023 common warrants includes the remeasurement of the 2023 common warrants using the Black Scholes option pricing model at each reporting period.

We have incurred net losses and negative cash flows from operations in each year since our formation in February 2018. Our net income was $27.2 million for the six months ended June 30, 2025 and net loss was $29.8 million for the six months ended June 30, 2024, and our net losses were $131.2 million for the year ended December 31, 2024. We have had no revenue from product sales. As of June 30, 2025, we had an accumulated deficit of $590.8 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. Our net operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of our clinical trials and nonclinical studies and our other research and development expenses. We have no internal manufacturing capabilities or sales force and outsource a substantial portion of our clinical trial work to third parties.

Results of Operations

Comparison of the three and six months ended June 30, 2025 and 2024

Revenue and operating expenses

The following table summarizes our operating expenses for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2025	2024	($)%		2025	2024	($)%

Revenue from collaborations	$-	$-	$-	0%	$-	$292	$(292)	-100%
Revenue from customers	965	1,061	(96)	-9%	1,276	1,755	(479)	-27%
Operating expenses:
Research and development	13,976	21,099	(7,123)	-34%	28,478	37,464	(8,986)	-24%
General and administrative	5,556	6,376	(820)	-13%	10,608	13,043	(2,435)	-19%
Total operating expenses	19,532	27,475	(7,943)	-29%	39,086	50,507	(11,421)	-23%
Loss from operations	(18,567)	(26,414)	7,847	-30%	(37,810)	(48,460)	10,650	-22%
Interest and other income, net:
Interest income, net	396	319	77	24%	1,239	899	340	38%
Other income, net	811	908	(97)	-11%	848	1,866	(1,018)	-55%
Change in fair value of 2023 common warrants	1,682	30,437	(28,755)	-94%	63,176	16,106	47,070	292%
(Loss) income before income tax	(15,678)	5,250	(20,928)	-399%	27,453	(29,589)	57,042	-193%
Income tax provision	(185)	(189)	4	-2%	(228)	(213)	(15)	7%
Net (loss) income	(15,863)	5,061	(20,924)	-413%	27,225	(29,802)	57,027	-191%

Revenue from collaborations

There was no revenue recognized from collaborations for the three and six months ended June 30, 2025, due to the termination of the Merck collaboration agreement in the first quarter of 2024. We recognized $0.3 million as revenue from collaborations for the six months ended June 30, 2024.

Revenue from customers

Revenue from customers decreased by $0.1 million and $0.5 million for the three and six months ended June 30, 2025, when compared to the same period in 2024. The decrease was due to the near completion of the original agreement with Amoytop and the start of the extension agreement.

Research and development expenses

We track direct external research and development expenses on a program-specific basis (chronic HBV infection, MASH, coronaviruses and early-stage programs). The following table summarizes these research and development costs (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Direct research and development expenses by development program:
Chronic Hepatitis B virus infection program	$4,495	$2,461	$10,069	$4,635
Metabolic dysfunction-associated steatohepatitis program	24	7,334	622	10,444
Coronaviruses program	82	1,803	(667)	3,068
Other early-stage programs	688	1,070	1,530	1,983
Total direct research and development expenses	5,289	12,668	$11,554	$20,130
Total indirect research and development expenses	8,687	8,431	16,924	17,334
Total research and development expense	$13,976	$21,099	$28,478	$37,464

Research and development expenses decreased by $7.1 million during the three months ended June 30, 2025, compared to the same period in 2024. The decrease in the three-month period was primarily due to a $7.6 million decrease in third-party expenses due to reduced clinical study costs as a result of the completion of the MASH Phase 2a clinical trial, partially offset by increased spend in the chronic HBV infection program. This was partially offset by a $0.3 million increase in travel and entertainment and a $0.2 million increase in facility and other expenses.

Research and development expenses decreased by $9.0 million during the six months ended June 30, 2025, compared to the same period in 2024. The decrease in the six-month period was primarily due to a $8.7 million decrease in third-party expenses due to reduced clinical study costs as a result of the completion of the MASH Phase 2a clinical trial, partially offset by increased spend in the chronic HBV infection program and a $0.5 million decrease in employee-related costs, partially offset by a $0.2 million increase in facility, travel and other expenses.

General and administrative expenses

General and administrative expenses decreased by $0.8 million during the three months ended June 30, 2025, compared to the same period in 2024. This was primarily due to a $1.0 million decrease in third party expenses due to reduced legal and intellectual property spend, partially offset by a $0.2 million increase in facility, travel and entertainment costs.

General and administrative expenses decreased by $2.4 million during the six months ended June 30, 2025, compared to the same period in 2024. This was primarily due to a $1.8 million decrease in third party expenses due to reduced legal and intellectual property spend. There was also a $0.6 million decrease in salary costs.

Interest and other income, net

The following table summarizes our interest and other income, net for the three and six months ended June 30, 2025 and 2024 (in thousands):

`	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2025	2024	($)%		2025	2024	($)%

Interest income, net	$396	$319	$77	24%	$1,239	$899	$340	38%
Other income, net	811	908	(97)	-11%	848	1,866	(1,018)	-55%
Total interest and other income, net	$1,207	$1,227	$(19)	-2%	$2,087	$2,765	$(678)	-25%

Interest and other income, net remained relatively flat during the three months ended June 30, 2025 as compared to the same period in the prior year. Interest and other income decreased by $0.7 million during the six months ended June 30, 2025 as compared to the same period in the prior year due primarily to a decrease in the accretion of short-term investments.

Change in fair value of 2023 common warrants

`	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2025	2024	($)%		2025	2024	($)%
Change in fair value of 2023 common warrants	$1,682	$30,437	$(28,755)	-94%	$63,176	$16,106	$47,070	292%

The change in fair value of 2023 common warrants was a decrease of $28.8 million and an increase of $47.1 million for the three and six months ended June 30, 2025 compared to the same period ended June 30, 2024. The change was due to a change in the fair value of the 2023 common warrants measured using the Black Scholes option pricing model remeasured at each reporting period, principally due to a change in the stock price between reporting periods.

Liquidity and capital resources

Liquidity

We have incurred net losses in each year since inception. Our net losses were $131.2 million for the year ended December 31, 2024 and $87.7 million for the year ended December 31, 2023. We had a net income of $27.2 million for the six months ended June 30, 2025, due to a gain resulting from the remeasurement of the 2023 Common Warrants. Without this gain, we would have a net loss. We have not generated any revenue from product sales or any other sources and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any drug candidates for at least several years, if ever.

Our operations have been financed primarily by net proceeds from the sale and issuance of our convertible preferred stock, proceeds from public offerings, revenue from customer and collaboration agreements, and proceeds from private placements of our common stock, warrants and pre-funded warrants, and the issuance of convertible debt.

In February 2025, we entered into a securities purchase agreement (the 2025 Securities Purchase Agreement) with certain investors named therein (the Purchasers) pursuant to which we issued (i) 2,103,307 shares of our common stock (the Common Stock), consisting of 1,427,000 shares of voting Common Stock and 676,307 shares of non-voting Common Stock, (ii) pre‑funded warrants (the 2025 Pre-Funded Warrants) to purchase up to an aggregate of 1,922,511 shares of voting Common Stock, and (iii) accompanying common warrants (the 2025 Common Warrants and, together with the 2025 Pre-Funded Warrants, the 2025 Warrants) to purchase up to an aggregate of 2,012,909 shares of Common Stock. Each Warrant is exercisable for one share of Common Stock (the 2025 Private Placement). We received gross proceeds of $105.0 million. In connection with the 2025 Private Placement, we also entered into a registration rights agreement with the Purchasers, pursuant to which we agreed to register for resale the shares of Common Stock sold to the Purchasers, as well as the shares of Common Stock underlying the 2025 Warrants sold to the Purchasers, on the terms set forth therein. We also entered into a registration rights agreement with Baker Brothers Life Sciences, L.P. (together with its affiliates, the Lead Investor), pursuant to which we agreed to file a resale registration statement with the Securities and Exchange Commission following demand by the Lead Investor to register the resale of shares of Common Stock and any Common Stock issued or issuable upon the exercise or conversion of non-voting Common Stock and any of our other securities held by the Lead Investor.

As of June 30, 2025, we had cash, cash equivalents and investments of $122.9 million.

Capital resources

Our primary use of cash is to fund operating expenses, which consist primarily of research and development costs related to our drug candidates and our discovery programs, and to a lesser extent, general and administrative expenditures. We expect our expenses to increase substantially in connection with our ongoing clinical development activities related to our chronic HBV infection drug candidate ALG‑000184, which we have initiated clinical trials, as well as our research and development of our other drug candidates.

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

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended
	June 30,
	2025	2024
Net cash and cash equivalents used in operating activities	$(36,413)	$(42,239)
Net cash and cash equivalents used in investing activities	(83,488)	(48,649)
Net cash and cash equivalents provided by financing activities	101,565	262
Net decrease in cash, cash equivalents, and restricted cash	$(18,336)	$(90,626)

Operating activities

During the six months ended June 30, 2025, operating activities utilized $36.4 million of cash, primarily resulting from our net income of $27.2 million, offset by net changes in operating assets and liabilities of $2.9 million, and non-cash charges of $60.7 million, driven by the gain as a result of remeasuring the 2023 Common Warrants. Net cash used in operating activities resulted in changes in our operating assets and liabilities of $2.9 million, consisting of a decrease of $3.4 million in accrued liabilities, a decrease of $1.5 million in operating lease liabilities, partially offset by an increase of $0.4 million in deferred revenue, a decrease in other assets of $0.2 million, and an increase of $1.3 million in accounts payable. The increase in deferred revenue was due to the recognition of revenue from customers due to progress towards the completion of the projects. The decrease in accrued liabilities was largely due to the bonus payments that occurred in the first quarter of 2025. The increase in accounts payable is due to the timing of payments to vendors.

During the six months ended June 30, 2024, operating activities utilized $42.2 million of cash, primarily resulting from our net loss of $29.8 million and net changes in operating assets and liabilities of $1.4 million, partially offset by non-cash charges of $11.1 million. Net cash used in operating activities resulted in changes in our operating assets and liabilities of $1.4 million, consisting of a decrease of $4.8 million in accrued liabilities, a decrease of $1.3 million in operating lease liabilities, and a decrease in other assets of $0.3 million, partially offset by an increase of $4.3 million in accounts payable. The decrease in accrued liabilities was largely due to the bonus payments that occurred in the first quarter of 2024. The decrease in accounts payable is due to the timing of payments to vendors.

Investing activities

During the six months ended June 30, 2025, investing activities used $83.5 million of cash, primarily due to $103.3 million of purchase of short-term investments, partially offset by $20.0 million related to maturities of short-term investments.

During the six months ended June 30, 2024, investing activities used $48.6 million of cash, primarily due to $88.6 million of purchase of short-term investments, partially offset by $40.0 million related to maturities of short-term investments.

Financing activities

During the six months ended June 30, 2025, net cash provided by financing activities was $101.6 million, primarily due to proceeds from the 2025 PIPE financing.

During the six months ended June 30, 2024, net cash provided by financing activities was $0.3 million, primarily due to proceeds from the ESPP purchases.

Contractual obligations and commitments

We have no material changes to our contractual obligations and commitments as of June 30, 2025 as disclosed in the contractual obligations and commitment section in our Annual Report on Form 10-K filed with the SEC on March 10, 2025.

Off-balance sheet arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Indemnification agreements

We enter into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, we indemnify, hold harmless and agree to reimburse the indemnified parties for losses related to third party claims against the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to its technology. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments we could be required to make under these arrangements is not determinable. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these agreements is minimal.

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

For a discussion of our critical accounting estimates, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements in our Annual Report on Form 10-K, filed with the SEC on March 10, 2025 for the year ended December 31, 2024, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through June 30, 2025 from those discussed in our Form 10-K.

Recently issued and adopted accounting pronouncements

For a description of the expected impact of recently adopted accounting pronouncements, see Note 2. Summary of significant accounting policies in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the three and six months ended June 30, 2025, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Evaluation of disclosure controls and procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant net losses. Our net losses were $131.2 million for the year ended December 31, 2024 and $87.7 million for the year ended December 31, 2023. We had a net income of $27.2 million for the six months ended June 30, 2025, due to a gain resulting from the remeasurement of the 2023 Common Warrants. Without this gain, we would have a net loss. As of June 30, 2025, we had total stockholders’ equity of $101.9 million. We have funded our operations to date primarily with proceeds from the sale of common stock, preferred stock, convertible notes and warrants, and to a lesser extent from upfront payments under our license/collaboration agreements. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete registrational clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our drug candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We may continue to incur significant expenses and operating losses for the foreseeable future.

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
•
navigating technological and market developments;
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

Our operations have consumed substantial amounts of cash since our inception. Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our initial nonclinical and clinical drug candidates. Nonclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. In October 2023 and February 2025, we closed private investments of our securities that generated $92.1 million and $105.0 million in gross proceeds, respectively, before deducting placement agent fees and other offering expenses. As of June 30, 2025, we had cash, cash equivalents and investments of $122.9 million. We expect to continue to spend substantial amounts to continue the nonclinical and clinical development of our current and future programs. If we are able to gain marketing approval for drug candidates that we develop, we will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate we develop.

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

•
the timing and cost to establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or jointly with current or future collaborators;
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

Our business could be materially adversely affected by the effects of health pandemics or epidemics and in particular regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations, including the San Francisco Bay Area where our headquarters are located.

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

In addition, our current and planned clinical trials may be affected by any future public health pandemics or epidemics. Site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the disease, and potential patients may not be able or willing to comply with clinical trial protocols, whether due to quarantines impeding patient movement or interrupting healthcare services, or due to potential patient concerns regarding interactions with medical facilities or staff. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to the disease, may be delayed or disrupted, which may adversely impact our clinical trial operations.

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

Certain Chinese biotechnology companies, CROs and contract development and manufacturing organizations may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could potentially impact services available for our research and development or our ability to secure the materials we need for our product candidates. For example, if such laws or restrictions are passed, they could have the potential to severely restrict the ability of U.S. biotechnology companies like us to purchase services or products from, collaborate with, or otherwise work with certain Chinese biotechnology companies. It is possible that some of our contractual counterparties could be impacted by the legislation described above. Such counterparties may be subject to U.S. legislation, sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. Such disruption could have adverse effects on the development of our product candidates.

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

We have invested a significant portion of our time and financial resources in the pursuit of a treatment for chronic HBV infection, including ALG‑000184, a CAM-E that is currently in a multipart Phase 1 trial, and a recently started Phase 2 trial. If we cannot successfully develop, obtain regulatory approval for and commercialize our drug candidates for the treatment of chronic HBV infection, our business may be harmed. The mechanism of action of our chronic HBV infection drug candidates is complex, and we do not know the degree to which it will translate into a therapeutic benefit, if any, in chronic HBV infection or any other indication, and we do not know the degree to which the complex mechanism of action may contribute to long-term safety issues or adverse events when our drug candidates are taken for prolonged periods, as is inherent in the treatment of chronic HBV infection.

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

We are also committing significant personnel to the development of ALG-097558 for COVID-19, which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of COVID-19 as a global health concern. COVID-19 may be substantially eradicated prior to our development of a successful therapy or a vaccine may be developed that is highly efficacious and widely adopted, reducing or eliminating the need for therapies to treat the disease. For instance, the Pfizer/BioNTech BNT162b2, the adenovirus type 26 (Ad26) vaccine by Janssen Pharmaceutical Companies of Johnson & Johnson, Moderna mRNA-1273 and Novavax NVX-CoV2373 COVID-19 vaccines have been approved and/or authorized for emergency use and have been widely administered in various countries throughout the world which could adversely impact the need for our potential COVID-19 therapies. Further, while we hope to develop potential therapies that are effective against other or future coronaviruses, in addition to SARS-CoV-2, we cannot be certain this will be the case. If our potential therapies are not effective against other or future coronaviruses, the value and/or sales potential of our therapies will be reduced or eliminated. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our potential therapies, if developed, may not be partially or fully effective, and may ultimately prove unsuccessful or unprofitable. Furthermore, there are no assurances that our therapy will be approved for inclusion in government stockpile programs, which may be material to the commercial success of any approved coronavirus-related drug candidate, either in the United States or abroad.

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
•
our ability to obtain and maintain patient consents for participation in our clinical trials and, where appropriate, tissue samples for future exploratory research efforts;
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

There is one currently FDA-approved THR-ß agonist treatment for MASH by Madrigal Pharmaceuticals, Inc. A number of pharmaceutical companies, including AbbVie, Inc., AstraZeneca PLC/MedImmune LLC, Bristol‑Myers Squibb Company, Eli Lilly and Company, Merck, Pfizer, Inc., Novo Nordisk, as well as large and small biotechnology companies such as 89bio, Inc., Akero Therapeutics, Inc., Gilead, Inventiva Pharma SA, MediciNova, Inc., and Viking Therapeutics, Inc. are pursuing the development or marketing of pharmaceuticals that target MASH.

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

Current and future healthcare reform legislative or regulation may increase the difficulty and cost for us to commercialize product candidates for which we receive approval, may affect the prices we may obtain, and may have a material adverse effect on our business and results of operations.

In the United States, there have been and continue to be a number of legislative and regulatory initiatives and proposed initiatives to contain healthcare costs that could, among other things, affect our ability to profitably sell our products. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States and elsewhere, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative and regulatory initiatives. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any product candidates approved for sale. New and changing laws and regulations may also create uncertainty about how such laws and regulations will be interpreted and applied. If we are found to have violated laws and regulations, it could materially adversely affect our business, results of operations, and financial condition.

For example, the Affordable Care Act (the ACA) was enacted in 2010, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. Among the provisions of the ACA of importance to our business, including, without limitation, provisions related to our ability to commercialize and the prices we may obtain for any product candidates that are approved for sale, are an increase of the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, an extension of manufacturer rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations, and the establishment of an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, enacted in 2013, among other things, further reduced Medicare payments to several types of providers. The American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.

Most recently, the Inflation Reduction Act of 2022 (the IRA) was enacted in 2022. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the drug price negotiation program is currently subject to legal challenges. The impact of the IRA on us and the pharmaceutical industry cannot yet be fully determined, but is likely to be significant.

The One Big Beautiful Bill Act (the OBBBA), which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect the sales of any product candidate that we commercialize.

The Trump administration has issued executive orders that address the pricing of pharmaceuticals in the United States and propose a so-called most favored nation pricing policy, which would tie the price of drugs in the United States to the lowest price in a group of other countries. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry. Even proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business.

There has been and continues to be increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation and regulation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

Some U.S. states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states, while some states are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Some measures are designed to encourage importation from other countries. These types of initiatives may result in additional reductions in Medicare, Medicaid, and other healthcare funding, and may otherwise affect the prices we may obtain or the frequency with which any product candidate that we commercialize is prescribed or used.

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

The global data protection landscape is rapidly evolving, and we and our partners may be subject to federal, state and foreign data privacy and security laws and regulations governing the collection, use, disclosure, retention, and security of personal information, such as information that we may collect in connection with clinical trials in the United States, Europe and elsewhere. Any actual or alleged failure by us or our third-party vendors, collaborators, contractors and consultants to comply with any of these laws and regulations could result in, among other things, notification obligations, government investigations or enforcement actions against us, which could result in fines and penalties, claims for damages by affected individuals and third parties, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects. These laws, rules and regulations evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement practices, and may be inconsistent from one jurisdiction to another. The interpretation and application of health information-related and data protection laws in the United States, the EU and elsewhere, are often uncertain, contradictory and in flux. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities.

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

We currently operate in countries outside of the United States, including Belgium and other parts of Europe, Australia and China, where laws may in some cases be more stringent than the requirements in the United States. For example, in Europe, the EU General Data Protection Regulation (GDPR) went into effect in May 2018 and imposes strict requirements for the processing of the personal data of individuals within the European Economic Area (EEA) or in the context of our activities within the EEA. The GDPR applies enhanced protections to health or sensitive personal data and other special categories of personal data, including some of the personal data we process in respect of clinical trial participants which may be subject to additional compliance obligations and to local law derogations. The GDPR also imposes additional obligations when we contract with third-party processors in connection with the processing of any personal data. Failure to comply with the requirements of the GDPR could result in fines of up to €20 million or 4% of the total worldwide annual turnover of our preceding fiscal year, whichever is higher. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit), civil claims (including class actions) and/or other administrative penalties.

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

Among other requirements, the GDPR regulates the transfer of personal data to third countries outside of the EEA, such as the United States, which are not considered by the European Commission to provide an adequate level of personal data protection, and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remains uncertain. We currently rely on approved data transfer mechanisms that may include the EU standard contractual clauses (SCCs), the UK Addendum to the SCCs, the UK International Data Transfer Agreement and the new EU-U.S. Data Privacy Framework (DPF) to transfer personal data outside the EEA and the UK, including to the United States, with respect to both intragroup and third party transfers. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the adequacy of the DPF as an approved GDPR transfer mechanism to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

Further, in 2024, the National Security Division of the U.S. Department of Justice (DOJ) issued a new rule—referred to as the “Data Security Program” (DSP)—to implement Executive Order 14117 aimed at preventing access to “bulk U.S. sensitive personal data” and “government-related data” by “countries of concern” (including China, Russia, Iran, North Korea, Cuba, and Venezuela) and “covered persons” (as all such terms are defined in the DSP). Effective as of April 8, 2025, and fully enforceable as of July 9, 2025, the DSP imposes stringent obligations on companies within its scope and prohibits or restricts “covered data transactions” that grant countries of concern or covered persons access to bulk U.S. sensitive personal data or any amount of government-related data. The DSP is new, complex and has yet to be enforced, and as such, there is a risk that our interpretation of its applicability, scope, and requirements is incorrect, incomplete, or misapplied. Compliance with the DSP may require us to invest heavily in data security and compliance measures, such as implementing and complying with the Cybersecurity and Infrastructure Security Agency’s guidelines and other burdensome recordkeeping, reporting, and auditing requirements. It may also require us to implement new processes, stop or restrict certain data transfers, alter the geographic scope of our operations, cease doing business with certain third parties or using certain tools or vendors, or change how data flows throughout our business, any of which could materially impact our business operations or hinder our ability to grow our business. Finally, non-compliance with the DSP could result in significant civil or criminal penalties, which could materially adversely affect our business, results of operations, and financial condition.

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

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and the personal information of our employees, clinical trial subjects, and contractors. Despite the implementation of security measures, our information technology systems and those of our CROs and other contractors and consultants are vulnerable to attack, damage and interruption from natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks, computer hacks, employee theft or misuse, fraud, viruses and malware (e.g., ransomware), malicious software, phishing and other social engineering schemes, human error, denial or degradation-of-service attacks, sophisticated nation-state and nation-state-supported actors, and other unauthorized access and security breaches that could jeopardize the confidentiality, integrity, and/or performance of our software, information technology systems, and data, and could expose us to legal, financial and reputational harm. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. The risk is increased by recent advancements in artificial intelligence, which can be used by bad actors for harmful purposes. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who continue to work remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

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

Collaborations involving our current and future drug candidates may pose the following risks to us:

•
collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations, and in some cases, may have the right to terminate the collaboration without cause;
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

If conflicts arise between our collaborators or strategic partners and us, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. Current or future collaborators or strategic partners may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations.

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

Certain Chinese biotechnology companies, CROs and contract development and manufacturing organizations may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could potentially impact services available for our research and development or our ability to secure the materials we need for our product candidates. For example, if such laws or restrictions are passed, they could have the potential to severely restrict the ability of U.S. biotechnology companies like us to purchase services or products from, collaborate with, or otherwise work with certain Chinese biotechnology companies. It is possible that some of our contractual counterparties could be impacted by the legislation described above. Such counterparties may be subject to U.S. legislation, sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. Such disruption could have adverse effects on the development of our product candidates.

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

Our relationships with healthcare providers are subject to certain laws and regulations, and our future relationships with customers and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, transparency, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act (the FCA), which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any products for which we obtain marketing approval. In addition, we may be subject to transparency laws by the U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. Additionally, certain laws and regulations apply to interactions with healthcare practitioners during the drug development process. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

•
the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under the Medicare and Medicaid programs or other federal healthcare programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, clinical investigators (particularly if elements of the applicable clinical protocol are federally reimbursed), purchasers, and formulary managers on the other;
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

•
The PhRMA Code on interactions with healthcare practitioners;
•
FDA rules, regulations and guidance regarding pre-approval and off-label promotion of pharmaceutical products;
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

Our success depends in significant part on our ability and the ability of our current or future collaborators and licensors to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to our drug candidates and technology and to operate our business without infringing, misappropriating, or otherwise violating the intellectual property rights of others. If we and our current or future collaborators and licensors are unable to obtain and maintain sufficient intellectual property protection for our drug candidates or other drug candidates that we may identify, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize drug candidates similar or identical to ours, and our ability to successfully commercialize our drug candidates and other drug candidates that we may pursue may be impaired. While we own some issued or allowed patents with respect to our programs, including our chronic HBV infection and MASH programs, we can provide no assurance that any of our other current or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. We cannot be certain that there is no invalidating prior art of which we and the patent examiner are unaware or that our interpretation of the relevance of prior art is correct. If a patent or patent application is determined to have an earlier priority date, it may prevent our patent applications from issuing at all or issuing in a form that provides any competitive advantage for our drug candidates. Failure to obtain additional issued patents could have a material adverse effect on our ability to develop and commercialize our drug candidates. Even if our patent applications do issue as patents, third parties may be able to challenge the validity and enforceability of our patents on a variety of grounds, including that such third party’s patents and patent applications have an earlier priority date, and if such challenges are successful, we may be required to obtain one or more licenses from such third parties, or be prohibited from commercializing our drug candidates.

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

The steps we take to protect our sensitive intellectual property, including trade secrets, may be inadequate to prevent such information from being compromised through inadvertent disclosure, theft, or other means. Loss of valuable trade secrets could harm our competitive position, business, financial condition, results of operations and prospects.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of some countries do not favor the enforcement or protection of patents, trade secrets and other intellectual property, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. For example, some companies in our industry have experienced theft or breach of their intellectual property rights, including trade secrets, in China, a country where we have operations and do business. Proceedings to enforce our intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful.

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

If we are not able to successfully manage any dispute with an employee or contractor, a resulting settlement or judgment could be expensive, time-consuming and distracting, and could affect our ability to focus on and fund our core activities.

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

Some companies that have experienced volatility in the trading price of their shares have been the subject of securities class action litigation. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our business practices. Defending against litigation is costly and time consuming, and could divert our management’s attention and our resources. Furthermore, during the course of litigation, there could be negative public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a further negative effect on the market price of our common stock.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, certain disclosure obligations regarding executive compensation and the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We expect to remain an emerging growth company until December 31, 2025.

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

Even after we no longer qualify as an emerging growth company, we may continue to qualify as a smaller reporting company, which would allow us to rely on certain reduced disclosure requirements, such as an exemption from providing executive compensation information. We are also exempt from the requirement to obtain an external audit on the effectiveness of internal control over financial reporting provided in Section 404(b) of the Sarbanes-Oxley Act. These exemptions and reduced disclosures due to our status as a smaller reporting company mean that our auditors do not review our internal controls over financial reporting and may make it harder for investors to analyze our results of operations and financial prospects.

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

As of June 30, 2025, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 65% of our outstanding common stock (assuming all shares of non-voting common stock are converted into voting common stock in accordance with the terms of our amended and restated certificate of incorporation), and 33% of our outstanding common stock (assuming all shares of non-voting common stock are converted to voting common stock and all pre-funded warrants are exercised in full on a cash exercise basis). In addition, in our October 2023 and February 2025 private placements, certain of the holders of 5% or more of our capital stock acquired pre-funded warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $0.0025 and $0.0001 per share, respectively) and common warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $18.92 and $26.02 per share, respectively). Until exercised, the shares issuable upon the exercise of the pre-funded warrants and the common warrants are not included in the number of our outstanding shares of common stock. If such holders exercise their warrants, then the shares of our capital stock beneficially owned by our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates would increase significantly. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

The dual class structure of our common stock may limit an investor’s ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Consequently, the exercise by holders of our non-voting common stock of their option to make this conversion will have the effect of increasing the relative voting power of such holders, and correspondingly decreasing the voting power of the holders of our common stock, which may limit an investor’s ability to influence corporate matters. As of June 30, 2025, we had 800,000 shares of non-voting common stock outstanding. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline.

As of June 30, 2025, approximately 1.6 million shares of common stock that are either subject to outstanding options or RSUs or reserved for future issuance under our equity incentive plans, and excluding all outstanding pre-funded warrants, are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss (NOL) carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We performed a Code Section 382 analysis in 2023 and determined there was an ownership change that resulted in Section 382 limitations. The ownership change limited our ability to utilize NOLs against future taxable income but will not result in the expiration of any NOLs. We also performed a Code Section 382 analysis in February 2025 but determined there was no ownership change at that time that resulted in any limitations. We may have experienced additional ownership changes in the past and may in the future experience ownership changes as a result of changes in our stock ownership (some of which are not in our control). In addition, under current tax law, federal NOL carryforwards generated in periods after December 31, 2017, may be carried forward indefinitely but may only be used to offset 80% of our taxable income. For these reasons, our ability to utilize our NOL carryforwards and other tax attributes to reduce future tax liabilities may be limited.

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

To date, we have primarily financed our operations through the sale of common stock, preferred stock, convertible notes, revenue from license/collaboration agreements, and warrants. We will be required to seek additional funding in the future and may to do so through public or private equity offerings or debt financings, credit or loan facilities, collaborations or a combination of one or more of these funding sources. If we raise additional funds by issuing equity securities, our stockholders may suffer dilution and the terms of any equity financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our drug candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. Attempting to secure additional financing may also divert our management’s attention from our day-to-day activities, which may adversely affect our ability to develop our drug candidates.

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

While the situation involving the conflict between Russia and Ukraine and the conflicts in the Middle East remain highly fluid, the ongoing conflict and any associated sanctions may have a severe impact on the global economy. A severe or prolonged economic downturn, such as the 2008 global financial crisis, and one that could be caused by the war in Ukraine or conflicts in the Middle East, could result in a variety of risks to our business, including, weakened demand for any drug candidates we may develop and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or disruptions in the supply chain generally could also strain our suppliers, possibly resulting in supply disruption. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers or other partners may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

We are subject to U.S. federal and state income taxes and taxes in certain other non-U.S. jurisdictions. Tax laws, regulations and administrative practices in various jurisdictions may be subject to significant change, with or without advance notice, due to economic, political and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. For example, the OBBBA was signed into law in July 2025. The OBBBA contains numerous tax provisions that we are currently in the process of evaluating, and which may affect our business or financial condition. Regulatory guidance under the OBBBA, and other tax-related legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to changes to federal tax legislation. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be affected by numerous factors, such as changes in tax, accounting and other laws, regulations, administrative practices, principles and interpretations, the outcome of current and future tax audits, examinations, or administrative appeals, changes in the mix and level of earnings in a given taxing jurisdiction or changes in our ownership or capital structures.

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

None.

Issuer purchasers of equity securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 (c) trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Provided Herewith
		Form	Date	Number

3.1(a)	Amended and Restated Certificate of Incorporation.	8-K	10/20/2020	3.1

3.1(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	6/28/2024	3.1

3.1(c)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	8/19/2024	3.1

3.1(d)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	6/26/2025	3.1

3.2	Amended and Restated Bylaws.	8-K	10/20/2020	3.2

4.1	Reference is made to Exhibits 3.1(a), 3.1(b), 3.1(c), 3.1(d) and 3.2.

4.2	Form of Common Stock Certificate.	10-Q	11/6/2024	4.2

4.3	Form of 2023 Common Warrant Agreement.	8-K	10/25/2023	4.2

4.4	Form of 2023 Pre-Funded Warrant Agreement.	8-K	10/25/2023	4.1

4.5	Form of 2025 Common Warrant Agreement	8-K	2/12/2025	4.2

4.6	Form of 2025 Pre-Funded Warrant Agreement	8-K	2/12/2025	4.1

10.1#	Non-Employee Director Compensation Program	10-Q	5/6/2025	10.1

10.2#	Amendment to the Aligos Therapeutics, Inc. 2020 Incentive Award Plan	8-K	6/26/2025	10.1

10.3#	Form of Change of Control Severance Agreement				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 has been formatted in Inline XBRL.				X

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

ALIGOS THERAPEUTICS, INC.

Date: August 6, 2025	By:	/s/ Lawrence Blatt
Lawrence Blatt, Ph.D.
Chairman, President and Chief Executive Officer

Date: August 6, 2025	By:	/s/ Lesley Ann Calhoun
Lesley Ann Calhoun
Chief Operating Officer and Chief Financial Officer