Form 10-Q
period 2025-09-30
Aligos Therapeutics, Inc.
filed 2025-11-06
CIK 1799448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 6,153,582 shares of common stock, $0.0001 par value per share, outstanding, comprised of 5,353,582 shares of voting common stock, $0.0001 par value per share and 800,000 shares of non-voting common stock, $0.0001 par value per share. This number does not include 4,217,432 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of October 31, 2025 (which are immediately exercisable at an exercise price of $0.0025 and $0.0001 per share of common stock, respectively, subject to beneficial ownership limitations) sold in the Registrant’s private placement on October 23, 2023 and February 13, 2025. See Note 7 — Common Warrants and Pre-Funded Warrants to the Registrant’s unaudited condensed consolidated financial statements.

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
•
estimates of our expenses, future revenue, capital requirements, our needs for additional financing, our ability to obtain additional capital and our ability to continue as a going concern;
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
•
We will require substantial additional financing to achieve our goals, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts, and our ability to continue as a going concern.
•
We are in early or mid-stages of our development efforts, and our business is dependent on the successful development of our current and future drug candidates. If we are unable to advance our current or future drug candidates through clinical trials, obtain marketing approval and ultimately commercialize any drug candidates we develop, or experience significant delays in doing so, our business will be materially harmed.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALIGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$41,946	$36,997
Restricted cash	110	110
Short-term investments	57,150	19,942
Other current assets	4,229	5,092
Total current assets	103,435	62,141
Operating lease right-of-use assets	3,581	4,964
Property and equipment, net	2,035	2,362
Other assets	713	627
Total assets	$109,764	$70,094

LIABILITIES AND
STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,651	$2,571
Accrued liabilities	13,605	15,557
Operating lease liabilities, current	3,542	3,422
Finance lease liabilities, current	21	36
Deferred revenue, current	168	151
Total current liabilities	21,987	21,737
Operating lease liabilities, net of current portion	2,380	4,795
Finance lease liabilities, net of current portion	122	122
2023 common warrants liability	13,396	72,367
Long term liability	46	46
Total liabilities	37,931	99,067
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively; no shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	-	-
Common stock, $0.0001 par value; 115,800,000 shares and 20,800,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 6,153,507 and 3,864,436 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	9	8
Additional paid-in capital	693,689	588,576
Accumulated deficit	(622,320)	(618,008)
Accumulated other comprehensive income	455	451
Total stockholders’ equity (deficit)	71,833	(28,973)
Total liabilities and stockholders’ equity (deficit)	$109,764	$70,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue from collaborations	$—	$19	$—	$311
Revenue from customers	741	1,250	2,017	3,005
Operating expenses:
Research and development	23,937	16,774	52,415	54,238
General and administrative	5,165	4,626	15,773	17,669
Total operating expenses	29,102	21,400	68,188	71,907
Loss from operations	(28,361)	(20,131)	(66,171)	(68,591)
Interest and other income, net	1,085	1,068	3,172	3,833
Change in fair value of 2023 common warrants	(4,205)	(105)	58,971	16,001
Loss before income tax	(31,481)	(19,168)	(4,028)	(48,757)
Income tax provision	(56)	(91)	(284)	(304)
Net loss	(31,537)	(19,259)	(4,312)	(49,061)
Other comprehensive gain:
Unrealized gain on available-for-sale securities	35	83	4	32
Other comprehensive gain	35	83	4	32
Comprehensive loss	$(31,502)	$(19,176)	$(4,308)	$(49,029)
Net loss per share, basic and diluted	$(3.04)	$(3.07)	$(0.44)	$(7.84)
Weighted average shares of common stock, basic and diluted	10,369,535	6,272,291	9,716,895	6,258,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited, in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)

Balance as of December 31, 2024	3,864,436	$8	$588,576	$(618,008)	$451	$(28,973)
Issuance of common stock related to RSU vesting	590	-	-	-	-	-
Issuance of common stock upon net exercise of pre-funded warrants	146,468	-	-	-	-	-
Issuance of common stock, pre-funded warrants and common warrants in connection with 2025 PIPE offering	2,103,307	1	105,003	-	-	105,004
Costs related to 2025 PIPE offering	-	-	(3,629)	-	-	(3,629)
Stock-based compensation expense related to employee stock awards	-	-	909	-	-	909
Stock-based compensation expense related to employee stock purchases	-	-	50	-	-	50
Other comprehensive loss	-	-	-	-	(4)	(4)
Net income	-	-	-	43,088	-	43,088
Balance as of March 31, 2025	6,114,801	$9	$690,909	$(574,920)	$447	$116,445
Issuance of common stock related to ESPP purchases	36,473	-	180	-	-	180
Costs related to the PIPE offering	-	-	(29)	-	-	(29)
Stock-based compensation expense related to employee stock awards	-	-	1,050	-	-	1,050
Stock-based compensation expense related to employee stock purchases	-	-	110	-	-	110
Other comprehensive loss	-	-	-	-	(27)	(27)
Net loss	-	-	-	(15,863)	-	(15,863)
Balance as of June 30, 2025	6,151,274	9	692,220	(590,783)	420	101,866
Issuance of common stock related to RSU vesting	2,233	-	2	-	-	2
Stock-based compensation expense related to employee stock awards	-	-	1,268	-	-	1,268
Stock-based compensation expense related to employee stock purchases	-	-	199	-	-	199
Other comprehensive gain	-	-	-	-	35	35
Net loss	-	-	-	(31,537)	-	(31,537)
Balance as of September 30, 2025	6,153,507	9	693,689	(622,320)	455	71,833

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited, in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance as of December 31, 2023	3,003,855	$7	$578,325	$(486,797)	$545	$92,080
Issuance of common stock upon exercise of pre-funded warrants	22,771	-	-	-	-	-
Issuance of common stock from RSU vesting and settlement	97	-	-	-	-	-
Stock-based compensation expense related to employee stock awards	-	-	2,500	-	-	2,500
Stock-based compensation expense related to employee stock purchases	-	-	148	-	-	148
Other comprehensive loss	-	-	-	-	(69)	(69)
Net loss	-	-	-	(34,863)	-	(34,863)
Balance as of March 31, 2024	3,026,723	$7	$580,973	$(521,660)	$476	$59,796
Issuance of common stock related to ESPP purchase	22,438	-	297	-	-	297
Issuance of common stock upon exercise of pre-funded warrants	142,264	1	-	-	-	1
Stock-based compensation expense related to employee stock awards	-	-	1,918	-	-	1,918
Stock-based compensation expense related to employee stock purchases	-	-	138	-	-	138
Other comprehensive gain	-	-	-	-	18	18
Net income	-	-	-	5,061	-	5,061
Balance as of June 30, 2024	3,191,425	$8	$583,326	$(516,599)	$494	$67,229
Issuance of common stock upon exercise of pre-funded warrants	128,578	-	-	-	-	-
Stock-based compensation expense related to employee stock awards	4,777	-	1,904	-	-	1,904
Stock-based compensation expense related to employee stock purchases	-	-	139	-	-	139
Other comprehensive gain	-	-	-	-	83	83
Net loss	-	-	-	(19,259)	-	(19,259)
Balance as of September 30, 2024	3,324,780	$8	$585,369	$(535,858)	$577	$50,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,312)	$(49,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments	(1,744)	(1,411)
Non cash lease expense	1,383	1,165
Change in fair value of 2023 common warrants	(58,971)	(16,001)
Depreciation expense	673	786
Stock-based compensation including ESPP	3,586	6,747
Changes in operating assets and liabilities:
Other assets	777	512
Accounts payable	2,080	223
Accrued liabilities	(1,952)	(2,681)
Operating lease liabilities	(2,295)	(1,966)
Deferred revenue	17	(653)
Net cash and cash equivalents used in operating activities	(60,758)	(62,340)
Cash flows from investing activities:
Activities in available-for-sale investments:
Maturities of short-term investments	90,000	70,000
Purchase of short-term investments	(125,460)	(108,149)
Purchases of property and equipment	(345)	(102)
Net cash and cash equivalents used in investing activities	(35,805)	(38,251)
Cash flows from financing activities:
Proceeds from issuance of common stock, common warrants and pre-funded warrants in connection with PIPE Offering, net of costs	101,343	1
Payments on finance lease	(11)	(40)
Proceeds from the ESPP purchase	180	297
Net cash and cash equivalents provided by financing activities	101,512	258
Net increase (decrease) in cash, cash equivalents, and restricted cash	4,949	(100,333)
Cash, cash equivalents, and restricted cash, beginning of period	37,107	135,774
Cash, cash equivalents, and restricted cash, end of period	$42,056	$35,441

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

Aligos is a clinical-stage biotechnology company developing novel therapeutics to address unmet medical needs in liver and viral diseases, including for chronic hepatitis B virus (HBV) infection, obesity, metabolic dysfunction associated steatohepatitis (MASH), and coronaviruses.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and follow the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company's annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s consolidated financial information. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The balance sheet as of December 31, 2024 is derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.

Liquidity and Going Concern

In accordance with Accounting Standards Codification 205-40, Presentation of Financial Statements - Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year of the date that the condensed financial statements are issued.

As of September 30, 2025, the Company had cash, cash equivalents and short-term investments of $99.1 million and an accumulated deficit of $622.3 million. The Company has incurred recurring losses from operations and negative cash flows from operating activities. The Company expects that its cash, cash equivalents and short-term investments will be sufficient to fund current planned operations into the third quarter of 2026, which is less than one year from the date of filing this Quarterly Report on Form 10-Q. The Company plans to raise substantial additional capital to continue as a going concern, including through a combination of public or private equity offerings, third-party funding, collaborations, strategic alliances, and licensing arrangements. In addition, the Company is evaluating future financing opportunities, and intends to secure additional funding.

However, there can be no assurance that any additional financing will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it may be necessary to significantly reduce its scope of operations to reduce the current rate of spending, which could include reductions in staff and the need to delay, limit, reduce or terminate current or future product development, which could have a material adverse effect on the Company’s business, results of operations and financial condition. Moreover, even if financing efforts are successful and additional capital is obtained, available liquidity may still be insufficient to eliminate the aforementioned substantial doubt regarding the Company’s ability to continue as a going concern.

The accompanying condensed financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

Certain amounts previously reported in Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2025 have been reclassified to conform to the current period presentation, with respect to the separate presentation of the change in fair value of 2023 Common Warrants in the amount of $0.1 million and $16.0 million, respectively, previously included in Interest and other income, net. The reclassification had no impact on our net loss.

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

3.
Balance sheet components

Property and equipment

The components of property and equipment as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2025	December 31, 2024
Leasehold improvements	$6,101	$6,101
Lab equipment	6,134	5,975
Computer equipment	1,075	1,051
Furniture and office equipment	737	732
Vehicles and equipment	280	281
Asset under construction	163	4
Total, at cost	14,490	14,144
Accumulated depreciation	(12,455)	(11,782)
Total, net	$2,035	$2,362

Depreciation expense was $0.2 million and $0.7 million for the three and nine months ended September 30, 2025 and $0.3 million and $0.8 million for the three and nine months ended September 30, 2024. Finance leases are also included in property and equipment as vehicles and lab equipment on the Condensed Consolidated Balance Sheets.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued R&D expenses	$4,825	$5,029
Accrued compensation	5,280	6,387
Other accrued expenses	3,500	4,141
Total	$13,605	$15,557

4.
Investments

As of September 30, 2025 and December 31, 2024, amortized cost, gross unrealized gains and losses, and estimated fair values of total fixed-maturity securities were as follows (in thousands):

September 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. Treasury bonds	$57,115	$35	$-	$57,150

December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. Treasury bonds	$19,933	$9	$-	$19,942

None of our short-term investments are in an unrealized loss position. Changes in fair value are related to changes in market interest rates. The Company expects to collect all contractual principal and interest payments and does not intend to sell the investments before recovery of their amortized cost bases. As of September 30, 2025, all investments had a remaining maturity of less than one year.

The Company recorded interest income of $0.4 million and $1.6 million for the three and nine months ended September 30, 2025, and $0.5 million and $1.4 million for the three and nine months ended September 30, 2024. The Company recorded accrued interest receivable of $143.0 thousand for the three months ended September 30, 2025. There was no accrued interest receivable as of December 31, 2024.

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

The following tables present the fair value of the Company’s financial instruments that are measured or disclosed at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of September 30, 2025
	Level 1	Level 2	Level 3
Assets:
Available for sale securities	$-	$57,150	$-
Liabilities:
2023 common warrants liability	-	-	(13,396)
	$-	$57,150	$(13,396)

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3
Assets:
Available for sale securities	$-	$19,942	$-
Liabilities:
2023 common warrants liability	-	-	(72,367)
	$-	$19,942	$(72,367)

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

7.
Common Warrants and Pre-Funded Warrants

2025 PIPE

In February 2025, the Company closed its private investment in public equity (PIPE) offering (the 2025 Private Placement) and entered into a securities purchase agreement with certain investors (the 2025 Securities Purchase Agreement) that resulted in gross proceeds of $105.0 million. In the 2025 Private Placement, the Company issued (i) 2,103,307 shares of the Company’s common stock (the Common Stock), par value $0.0001 per share, consisting of 1,427,000 shares of voting common stock and 676,307 shares of non-voting common stock, (ii) pre‑funded warrants (the 2025 Pre-Funded Warrants) to purchase up to 1,922,511 shares of Common Stock and (iii) accompanying common warrants (the 2025 Common Warrants) to purchase up to 2,012,909 shares of Common Stock. The purchase price per share was $26.0825, or $26.0824 per 2025 Pre-Funded Warrant, which represents the purchase price per share less the $0.0001 per share exercise price of each Pre-Funded Warrant. Each 2025 Pre-Funded Warrant is immediately exercisable and does not expire. Each 2025 Common Warrant has an exercise price of $26.02, is immediately exercisable and will expire in February 2032. The Company received net proceeds of $101.4 million, after deducting the placement agent fees and expenses and offering costs.

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

The following table summarizes information about shares issuable under the 2023 and 2025 Pre-Funded Warrants outstanding at December 31, 2024 and September 30, 2025:

Pre-funded warrant shares outstanding	September 30, 2025	December 31, 2024
Outstanding at the beginning of the year	2,441,405	3,242,018
Issued	1,922,511	-
Exercised	(146,484)	(800,613)
Outstanding at the end of the period	4,217,432	2,441,405
Exercisable at the end of the period	4,217,432	2,441,405

The following table sets forth a summary of the activities of the Company’s 2023 Common Warrant liability, which represents a recurring measurement that is classified with Level 3 of the fair value hierarchy wherein the fair value is estimated using significant unobservable inputs (in thousands):

	September 30, 2025	December 31, 2024
Beginning liability	$72,367	$27,596
Common warrants issued	-	-
Common warrants exercised	-	(1,361)
Change in fair value	(58,971)	46,132
Ending liability	$13,396	$72,367

The fair value of the 2023 Common Warrants was measured using the Black Scholes option pricing model and will be remeasured each reporting period, and the change in fair value will be recorded in earnings. The assumptions that the Company used to determine the fair value at the reporting date were as follows:

	September 30, 2025	December 31, 2024
Expected term (in years)	5.08	5.83
Risk-free interest rate	3.76%	4.43%
Dividend yield	-	-
Volatility	91.20%	84.62%

The following table summarizes information about shares issuable under the 2023 and 2025 Common Warrants outstanding at September 30, 2025:

Common warrant shares outstanding	September 30, 2025	December 31, 2024
Outstanding at the beginning of the year	2,200,858	2,249,680
Issued	2,012,909	-
Exercised	-	(48,822)
Outstanding at the end of the period	4,213,767	2,200,858
Exercisable at the end of the period	4,213,767	2,200,858

8.
Equity Incentive Awards and Stock-based Compensation

Stock options

Stock option activity during the nine months ended September 30, 2025 is as follows:

	Shares subject to options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)

Outstanding as of December 31, 2024	627,685	$35.93	8.50	$10,611
Granted	1,094,334	11.55	—	—
Exercised	—	—	—	—
Forfeited or Expired	(43,798)	79.93	—	—
Outstanding as of September 30, 2025	1,678,221	18.89	9.06	$1,194
Options vested and expected to vest as of September 30, 2025	1,678,221	18.89	9.06	$1,194
Options vested and exercisable as of September 30, 2025	398,541	39.00	7.83	$88

Restricted stock units

Restricted stock unit activity during the nine months ended September 30, 2025 is as follows:

	Number of Awards	Weighted- Average Grant Date Fair Value	Aggregate Fair Value (in thousands)

Issued and unvested as of December 31, 2024	4,729	$15.44	$73
Granted	74,955	10.11	758
Vested and released	(2,823)	(16.72)	(47)
Issued and unvested as of September 30, 2025	76,861	10.20	$784

Stock-based compensation expense was allocated as follows for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Research and development	$774	$1,202	$1,935	$3,836
General and administrative	693	841	1,651	2,911
Total	$1,467	$2,043	$3,586	$6,747

9.
Revenue from contracts with customers

Agreement with Amoytop

In May 2023, the Company and Amoytop Biotech Co., Ltd (Amoytop) entered into a Research Collaboration and Development Agreement (the Amoytop Agreement) with a focus on nucleic acid technology for HBV treatment, with the Company granting to Amoytop an exclusive, time-limited option to enter into an exclusive, territory-limited license to develop and commercialize such compounds. Under the terms of the agreement, the Company received an upfront payment of $7.0 million, less withholding taxes of $1.1 million from Amoytop. With respect to the agreement, the Company is eligible for up to $109.0 million in development and commercialization milestones as well as tiered royalties on net sales. These potential payments consist of (i) potential development milestones (such as for the commencement of a Good Laboratory Practice toxicology study for a collaboration compound, approval of IND by regulatory authority, initiation of Phase 2 and 3 clinical trials, and regulatory approval of a licensed product), and (ii) sales-based milestones.

In May 2024, the Company and Amoytop entered into an extension to the Amoytop Agreement, covering work performed through January 2025. Under the terms of the agreement, the Company received an upfront payment of $1.5 million, which was recognized from the second quarter of 2024 through the first quarter of 2025.

In May 2025, the Company and Amoytop entered into an additional extension to the Amoytop Agreement, covering work performed through approximately November 2025. Under the terms of the agreement, the Company received an upfront payment of $1.0 million, which is expected to be recognized from the second quarter of 2025 through the fourth quarter of 2025.

In September 2025, Amoytop exercised its option to obtain an exclusive, territory-limited license to one compound developed under the Amoytop Agreement, with the right to choose such compound among four identified candidates following the completion of the work outlined in the May 2025 extension.

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

During the three and nine months ended September 30, 2025, the Company recognized $0.7 million and $2.0 million, respectively, in revenue from customers related to upfront payments. During the three and nine months ended September 30, 2024, the Company recognized $1.3 million and $3.0 million, respectively, in revenue from customers related to upfront payments. During the three months ended September 30, 2025 and 2024, the Company recognized no revenue from customers related to milestone payments. The unrecognized portion of the upfront payments received is recorded on the Condensed Consolidated Balance Sheets as “Deferred revenue, current”.

Changes in deferred revenue balances arose as a result of the Company recognizing the following revenue from customers during the periods below (in thousands):

	As of September 30,
	2025	2024

Deferred revenue from customers as of January 1	$151	$1,224
Consideration received in the period	2,034	2,436
Revenue from customers recognized in the period	(2,017)	(3,005)
Deferred revenue from customers as of September 30	$168	$655

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

The Company has agreed to pay Emory up to an aggregate of $125.0 million upon the achievement of specified development, regulatory, and commercial milestones, and all ongoing patent costs. During the three and nine months ended September 30, 2025 and 2024, the Company paid $9.0 million related to milestone payments due to the first subject dosed in a Phase 2 clinical trial. The Company also agreed to pay Emory tiered single-digit royalties on worldwide annual net sales of licensed products, on a quarterly basis and calculated on a product-by-product basis. With respect to licensed products containing any of a specified subset of the licensed compounds, such royalties range from a mid-single digit to a high-single digit percentage rate. With respect to licensed products which do not contain such compounds, the royalties range from a low-single digit to a mid-single digit rate.

During the three and nine months ended September 30, 2025 and 2024, the Company made no payments associated with royalties and recognized no expense or accruals.

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

The Company is obligated to make payments to Luxna, in aggregate, totaling up to but no more than $55.5 million upon the achievement of specified development, regulatory, and commercial milestones. During the three and nine months ended September 30, 2025 and 2024, the Company recognized no expenses related to milestone payments. The Company is also required to pay Luxna a low-single digit royalty percentage on net sale of applicable products, if any. During the three and nine months ended September 30, 2025 and 2024, the Company made no payments associated with royalties.

Agreement with Katholieke Universiteit Leuven (KU Leuven)

On June 25, 2020, the Company entered into a Research, Licensing and Commercialization Agreement (KU Leuven Agreement) with KU Leuven, under which the Company is collaborating with KU Leuven’s Rega Institute for Medical Research, as well as its Centre for Drug Design and Discovery, to research and develop potential protease inhibitors for the treatment, diagnosis or prevention of coronaviruses, including of SARS-CoV-2. Unless terminated earlier by either party in accordance with provisions in the agreement, the collaboration period terminated at the earlier of completion of all collaboration activities or 2.5 years. In connection with the KU Leuven Agreement, KU Leuven and the Company granted each other exclusive cross-licenses to use certain know-how and existing patents of the other party as well as certain joint know-how and joint patents to carry out research and development collaboration activities during the collaboration period. As of December 2022, the original collaboration period expired. An amendment to the agreement was agreed in July 2023 to include a new collaboration plan. KU Leuven granted to the Company an exclusive (including as to KU Leuven), worldwide license under certain of KU Leuven’s know-how and existing patents, and certain joint patents and joint know-how, to manufacture and commercialize the licensed products for the treatment, diagnosis or detection of viral infections in humans. KU Leuven reserved the right to use all KU Leuven knowhow, existing KU Leuven patents, joint patents and joint know-how for academic and non-commercial research and teaching purposes. As consideration for this license, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to but no more than $30.0 million upon the achievement of certain commercial sales milestones. For each licensed product developed through KU Leuven and the Company’s collaborative effort, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to $32.0 million upon the achievement of certain development and regulatory milestones. The Company is also required to pay KU Leuven a low-to-mid-single digit royalty percentage, subject to certain adjustments, on net sales of applicable products, if any. The Company is also required to pay a revenue share to KU Leuven should the program be partnered with an external party. Unless terminated earlier by either party, the agreement shall continue until the expiration of the last to expire royalty term, which is the later of the expiration of the last valid patent claim covering the manufacture, use, sale or importation of the licensed product in a particular country or 10 years after the first commercial sale of a licensed product. During the three and nine months ended September 30, 2025, the Company made no payments of royalties or milestones.

11.
Commitments and contingencies

From time to time, the Company may have certain contingent liabilities, including legal matters that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Contingent liabilities requiring accrual were appropriately accrued as of September 30, 2025 and December 31, 2024. The Company enters into contracts in the normal course of business that includes arrangements with clinical research organizations, vendors for preclinical research and vendors for manufacturing. These agreements generally allow for cancellation with notice. As of September 30, 2025, the Company had no material non-cancellable purchase commitments.

12.
Income taxes

The Company recorded income tax provision of $0.3 million for the nine months ended September 30, 2025, primarily related to the Company's international operations.

On July 3, 2025, the President signed into law the One Big Beautiful Bill Act ("OBBBA"). ASC 740 requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, the Company has concluded the OBBBA has an immaterial impact and it will be reflected in the Company's 2025 tax provision.

The Company has a history of losses in prior fiscal years and projects losses for the full year 2025. The Company continues to maintain a full valuation allowance on its net deferred tax assets.

13.
Net loss per share

The net loss per share is included in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company excluded the following potential shares of Common Stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Options to purchase common stock	1,678,221	523,457	1,678,221	523,457
Unvested restricted stock	76,861	4,429	76,861	4,429
Warrants to purchase common stock	4,213,767	2,249,680	4,213,767	2,249,680
	5,968,849	2,777,566	5,968,849	2,777,566

14. Segment information

The chief operating decision maker (CODM), who is defined as the Company's Chairman, President and Chief Executive Officer, assesses performance for the Company’s single reportable segment and decides how to allocate resources based on the Company’s total operating expenses as reported on the Condensed Consolidated Statements of Operations and Comprehensive Loss. The CODM’s review of total operating expenses at the consolidated level is used to monitor the Company’s spending as well as budget versus actual results. As part of the CODM’s review of the segment’s performance, the CODM reviews the Company’s operating expense information. This includes research and development costs as well as general and administrative expenses. Based upon the operating expense information, the CODM can reconcile to net loss as reported on the Condensed Consolidated Statements of Operations and Comprehensive Loss, shown in the table below. The significant expense categories are consistent with those presented on the face of the condensed consolidated financial statements, except for the breakout of the early-stage research and development from the late-stage research and development. The CODM does not receive or use any other segmented or disaggregated financial or any significant expense information for decision making purposes. Asset information is not regularly provided to the CODM for assessing performance and allocating resources other than consolidated cash, cash equivalents and short-term investments, which can be found on our Condensed Consolidated Balance Sheets.

The following table provides segment revenues, significant segment expenses and reported segment net loss for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue from collaborations	$-	$19	$-	$311
Revenue from customers	741	1,250	2,017	3,005
Less:
Early-stage research and development(1)	(798)	(739)	(2,328)	(2,747)
Late-stage research and development(2)	(23,139)	(16,035)	(50,087)	(51,491)
General & Administrative	(5,165)	(4,626)	(15,773)	(17,669)
Total operating expenses	(29,102)	(21,400)	(68,188)	(71,907)
Interest and other income, net	1,085	1,068	3,172	3,833
Change in fair value of 2023 common warrants	(4,205)	(105)	58,971	16,001
Loss before income tax	(31,481)	(19,168)	(4,028)	(48,757)
Income tax provision	(56)	(91)	(284)	(304)
Segment and consolidated net loss	$(31,537)	$(19,259)	$(4,312)	$(49,061)

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

Overview

We are a clinical-stage biotechnology company focused on developing novel therapeutics to address unmet medical needs in liver diseases and viral infections, including in the areas of chronic hepatitis B virus (HBV) infection, metabolic dysfunction-associated steatohepatitis (MASH), and coronavirus infections (e.g., SARS‑CoV‑2, SARS‑CoV, MERS‑CoV, and other related infections) as well as obesity. The Aligos team has a demonstrated track record of success in early drug development and medicinal chemistry in liver and viral diseases, resulting in three potential best‑in‑class drug candidates currently in clinical development.

Our pipeline of drug candidates includes pevifoscorvir sodium (previously known as ALG‑000184) for chronic HBV infection, ALG‑055009 for obesity and MASH, ALG‑097558 for coronavirus infections, and a portfolio of preclinical programs. Pevifoscorvir sodium is our potential best‑/first‑in‑class Capsid Assembly Modulator (CAM‑E) for chronic HBV infection which has shown in pre-clinical testing to have enhanced pharmacologic properties vs. competitor CAM‑E drugs and greater HBV DNA suppression compared to the standard of care, nucleos(t)ide analogs (NAs), and has shown multi-log10 reductions in viral antigens in Phase 1 clinical studies conducted to date. ALG‑055009 is our potential best‑in‑class thyroid hormone receptor beta (THR‑β) agonist for obesity and MASH with pharmacologic properties that appear to be enhanced based on data to date vs. competitor THR-β agonists. Phase 2a topline data in MASH demonstrated that ALG‑055009 dose groups met the primary endpoint with statistically significant reductions in liver fat at Week 12 as measured by MRI-PDFF. ALG‑097558 is our potential best‑in‑class small molecule pan-coronavirus 3CL protease inhibitor (PI), which has been at least 3-fold more potent in cell-based assays of coronavirus infection than other approved CoV PIs and we believe can be dosed twice daily without the requirement for ritonavir co-dosing based on Phase 1 clinical studies conducted to date.

Pevifoscorvir sodium: Potential best‑in‑class small molecule CAM‑E for chronic hepatitis B virus infection

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

In 2018, we in‑licensed a lead drug candidate (GLP‑26) and the associated IP for a CAM‑E from the laboratory of Professor Raymond Schinazi at Emory University. Our scientists optimized this lead drug candidate to discover the highly potent CAM‑E, ALG‑001075, which was further optimized to the prodrug pevifoscorvir sodium. Based on pre-clinical data to date, pevifoscorvir sodium has superior DMPK properties with enhanced absorption and high liver uptake, with a ~2-300-fold improvement in in vitro potency compared to other known CAMs. CAM‑Es are a class of small molecule antiviral agents that accelerate HBV capsid assembly and inhibit pgRNA encapsidation (1st MOA), resulting in empty viral capsids and lower circulating HBV DNA and RNA levels. CAM‑Es are also believed to prevent the establishment of cccDNA (2nd MOA), a major factor for the persistence of HBV infection which can be assessed by circulating HBV antigen levels (HBsAg, HBcrAg, and HBeAg). In clinical trials, competitor CAM‑Es have shown reductions in HBV DNA and RNA (1st MOA), but have rarely or inconsistently shown reductions in HBV antigens (2nd MOA). There have also been observations of the emergence of viral CAM-E drug resistance with competitor compounds.

A multi-part Phase 1 study is complete, with evaluation of the safety, tolerability, and pharmacokinetic profile of pevifoscorvir sodium in HVs. Additionally, a dose-ranging phase assessing the safety, pharmacokinetics (PK), and antiviral activity of 10‑300 mg doses of pevifoscorvir sodium administered over 28 days in untreated HBeAg+/- subjects with chronic HBV infection has also been completed. In these study phases, pevifoscorvir sodium was found to be well tolerated with a favorable PK profile and demonstrated potentially best-in-class multi-log10 HBV DNA and RNA reductions at all doses tested, as well as HBV surface antigen (HBsAg) reductions in a subset of HBeAg+ subjects receiving 100 mg or 300 mg of pevifoscorvir sodium (Hou et al, AASLD 2022). Based on the favorable profile observed with dosing up to 300 mg of pevifoscorvir sodium for 28 days, additional Phase 1 studies evaluated the risk-benefit profile of pevifoscorvir sodium at doses of 300 mg, with or without entecavir (ETV) therapy, for up to 96 weeks in HBeAg+ and HBeAg- subjects with chronic HBV infection. Preliminary data from several of these cohorts (Hou et al., EASL 2025; Yuen et al., AASLD 2024, APASL 2025, EASL 2025) have been presented, showing that pevifoscorvir sodium, administered for up to 96 weeks, was well tolerated, exhibited a favorable PK profile, and suggested potentially best-in-class potent and durable antiviral activity.

Data from this study following an oral daily dose of 300 mg pevifoscorvir sodium monotherapy in HBeAg+ subjects demonstrated sustained HBV DNA suppression (<LLOQ (10 IU/mL, target detected (TD) or target not detected (TND)) in 6/10 (60%)

subjects with chronic HBV infection at Week 48 and 9/9 (100%) at Week 96. Additionally, HBV DNA level continuously declined to < LLOQ (10 IU/mL, TND) in 5 of 9 subjects at Week 96. Data from the 300 mg pevifoscorvir sodium HBeAg- monotherapy cohort demonstrated HBV DNA suppression in all 11/11 (100%) subjects by Week 24 with the HBV DNA suppression level maintained for up to 96 weeks, with further decline in HBV DNA to < LLOQ (10 IU/mL, TND) observed in all subjects (8/8) at Week 96. Importantly, no viral breakthrough was observed in any subject, and no known CAM resistant mutations were identified.

Additionally, HBV RNA level achieved < LLOQ (10 copies/mL) in all HBeAg+ and HBeAg- subjects by Week 52 and Week 6, respectively. Furthermore, concurrent multi-log10 reductions in HBV antigens (HBsAg, HBeAg, and HBcrAg) in HBeAg+ subjects and HBcrAg decline in HBeAg- subjects were observed, suggesting the potential inhibition of cccDNA establishment by CAM-E 2nd mechanism of action of pevifoscorvir sodium.

Compared to Phase 3 studies with the current standard of care nucleos(t)ide analogs (NAs), tenofovir disoproxil fumarate (TDF) and tenofovir alafenamide (TAF) (Buti et al., Lancet Gastro, 2016; Chen et al., Lancet Gastro 2016), these Phase 1 data to date suggest, subject to confirmation via further study, that pevifoscorvir sodium treatment may be superior to NAs in HBeAg+/- subjects in achieving HBV DNA levels < LLOQ (10 IU/mL) after 48 weeks on treatment, which is the approvable endpoint for chronic suppressive therapy in chronic HBV infection (Food and Drug Administration (FDA) Guidance, Chronic Hepatitis B Virus Infection: Developing Drugs for Treatment Guidance for Industry, April 2022 – Section III.B.1.a). We have received affirmative feedback from the FDA, the Committee for Medicinal Products for Human Use (CHMP: EU) and the National Medical Products Administration (NMPA: China) supporting subsequent studies utilizing the chronic suppressive therapy pathway for pevifoscorvir sodium. Our ongoing Phase 2 B-SUPREME study is being conducted to test superiority to standard of care NA treatment (HBV DNA levels <LLOQ (10 IU/ml, TD or TND) in HBeAg+ subjects and HBV DNA levels < LLOQ (10 IU/ml, TND) in HBeAg- subjects) after 48 weeks of monotherapy treatment. Furthermore, when combined with other mechanisms of action, including other candidates in our chronic HBV infection portfolio, pevifoscorvir sodium dosing regimens have the potential to contribute to achieving higher rates of functional cure, subject to testing such endpoint, as compared with currently approved agents.

Dosing of HBeAg+ and HBeAg- subjects with pevifoscorvir sodium in Phase 1 has been completed and the 96-week safety, PK, antiviral activity, and post-treatment data are expected to be presented at upcoming scientific conferences. In 2024, Aligos announced that the FDA cleared the Company’s investigational new drug application (IND) for a Phase 1 drug-drug interaction study, which has been completed.

The Phase 2 B-SUPREME study (NCT06963710) is designed as a randomized, double-blind, active-controlled multicenter study evaluating the safety and efficacy of pevifoscorvir sodium monotherapy compared with tenofovir disoproxil fumarate for 48 weeks in approximately 200 currently untreated HBeAg+ and HBeAg- adult subjects with chronic HBV infection. The primary endpoint in the HBeAg+ arm is HBV DNA <LLOQ (10 IU/mL, TD or TND) and the primary endpoint in the HBeAg- arm is HBV DNA <LLOQ (10 IU/mL, TND). The study is also evaluating safety, PK, and other secondary and exploratory HBV biomarkers, including reductions in HBV antigens and other markers of HBV infection. The Phase 2 study has obtained worldwide regulatory approvals, and is currently activating global sites, and enrolling subjects. The first subject was dosed in August 2025. Interim data is projected in both the first and second half of 2026 and topline data is anticipated in 2027.

We are also exploring additional ways to potentially treat patients with chronic HBV infection, including our antisense oligonucleotide (ASO) platform which utilizes novel monomers that could potentially reduce ASO toxicity and improve ASO liver to kidney ratios.

Additionally, we are pursuing a novel strategy for a potential cure for hepatitis delta virus (HDV) coinfection by utilizing a proprietary ASO approach targeting the destruction of the viral genome. Ongoing work is aimed at the selection of a clinical development candidate.

ALG‑055009: Potential best-in-class small molecule THR-β agonist for obesity and metabolic dysfunction-associated steatohepatitis

Obesity is a complex disease caused by an overabundance of body fat that increases the risk of other comorbidities, such as MASH. MASH is a complex, chronic liver disease which is a leading cause of liver-related morbidity including cirrhosis, hepatocellular carcinoma, liver transplant, and end-stage liver disease. In 2014, the first GLP-1 receptor agonist, liraglutide, was approved for weight loss and in 2024, the FDA approved resmetirom, a THR-β agonist, as the first drug for the treatment of MASH. However, additional agents in these classes are needed to address remaining unmet needs, including the potential for improved efficacy and a more favorable risk-benefit profile. To achieve this, ALG-055009 has been purposefully designed to exhibit significantly greater potency (approximately 50-fold higher compared to resmetirom in head-to-head in vitro studies) and enhanced β selectivity, along with optimized pharmacologic properties to deliver a potentially improved PK profile compared to other THR-β agonists. We believe these advantages position ALG‑055009 as a strong candidate to become a best-in-class THR-β agonist.

A first-in-human Phase 1 study of ALG‑055009 in MASH in HVs (oral single ascending doses (SAD)) and in subjects with hyperlipidemia (14 oral daily multiple ascending doses (MAD)) has been completed. Clinical data after single doses up to 4 mg and multiple doses up to 1 mg showed that ALG‑055009 was well tolerated, had dose proportional PK with low intersubject variability, and demonstrated expected thyromimetic effects (i.e., generally dose proportional increases in sex hormone binding globulin and decreases in various atherogenic lipids and thyroid hormones without any clinical evidence of thyroid dysfunction). We also evaluated relative bioavailability where we showed the soft gelatin capsules used in the Phase 2a study described below delivered similar exposures compared to the solution formulation used in the SAD/MAD parts of the Phase 1 study; we observed low intersubject PK variability and there was no evidence of a meaningful food effect.

Based on these promising Phase 1 data, we conducted the Phase 2a HERALD study (NCT06342947) at sites across the United States. The study was a 12-week randomized, double-blind, placebo-controlled trial evaluating 4 doses (0.3 mg, 0.5 mg, 0.7 mg, and 0.9 mg) of ALG-055009 vs. placebo in 102 subjects with presumed MASH and liver fibrosis at stages 1-3 (F1-F3). The primary endpoint of this study was percent relative change in liver fat content by MRI-PDFF at Week 12. This study also evaluated the safety and PK of ALG-055009 treatment and its effect on multiple other efficacy biomarkers, including other non-invasive tests previously shown to be impacted by treatment with THR‑β agonists. We announced positive topline data from this study in 2024, demonstrating that ALG-055009 dose groups were well-tolerated and met the primary endpoint. Specifically, doses of 0.5 mg to 0.9 mg ALG-055009 demonstrated statistically significant reductions in liver fat at Week 12, with placebo-adjusted median relative reductions up to 46.2% as measured by MRI-PDFF. Up to 70% of subjects achieved ≥30% relative reduction in liver fat compared to baseline. Eighteen subjects who were on stable GLP-1 agonist therapy qualified for enrollment in the study, with liver fat content meeting the inclusion criteria of ≥10% at baseline as measured by MRI-PDFF. Notably, 11 of 14 subjects on stable GLP-1 agonists treated with ALG-055009 had liver fat decreases, whereas 4 of 4 subjects on stable GLP-1 agonists treated with placebo had increases in liver fat over the 12-week dosing period (Loomba et al, AASLD 2024).

In the Phase 2a HERALD study, ALG‑055009 demonstrated a favorable tolerability profile with no evidence of clinical hyper/hypothyroidism. Incidence of gastrointestinal-related treatment emergent adverse events were similar in ALG‑055009 dose groups compared to placebo. Specifically, similar rates of diarrhea were observed in ALG‑055009 dose groups compared to placebo, with no dose-response. Significant reductions in atherogenic lipids, including LDL-C, lipoprotein (a), and apolipoprotein B, were also observed (Loomba et al, AASLD 2024).

New preclinical and clinical findings reported by other companies have suggested that THR-β agonists can significantly enhance weight loss when administered in combination with incretin receptor agonists (RAs) for the treatment of obesity.

We recently generated preclinical data combining our proprietary THR-β agonist, ALG-055009, with incretin RAs in a diet-induced obese (DIO) mouse model. ALG-055009 exhibited profound synergistic effects when used in combination with semaglutide or tirzepatide. The combination therapy also demonstrated enhanced antihyperlipidemic effects as compared to monotherapy. We plan to present these data at a future scientific conference.

We believe ALG-055009 warrants further development as a potential treatment for both obesity and MASH. We are continuing to evaluate a variety of options to fund continued development, including potential out-licensing.

ALG‑097558: Potential best-in-class small molecule ritonavir-free protease inhibitor for pan-coronavirus

Another area of focus is to develop drug candidates with pan-coronavirus antiviral activity, including against Severe Acute Respiratory Syndrome coronavirus 2 (SARS-CoV-2), the virus responsible for COVID-19. In this area of focus, we are exploring small molecule coronavirus 3CL protease inhibitors (PIs) in collaboration with the Rega Institute at Katholieke Universiteit Leuven (KU Leuven), the Center for Innovation and Stimulation of Drug Discovery (CISTIM) and the Centre for Drug Design and Discovery (CD3). This collaboration led to the discovery of ALG‑097558 which has completed a Phase 1 first-in-human evaluation in healthy volunteers and advanced into a clinical trial evaluating the compound in high-risk COVID-19 patients.

ALG‑097558 has been shown in preclinical studies to be at least 3-fold more potent than nirmatrelvir and other PIs in clinical development against a panel of SARS-CoV-2 variants (including Omicron). It also has demonstrated broad pan‑coronavirus activity, including against SARS-CoV-1 and MERS-CoV. In the first-in-human Phase 1 clinical study, single doses up to 2000 mg and multiple doses up to 800 mg Q12H for 7 days were well tolerated with an acceptable PK profile that suggests ritonavir boosting may not be required. Furthermore, the absence of a clinically relevant DDI with midazolam suggests that ALG‑097558 may be able to be co-administered with CYP3A4 substrates (NCT05840952). Based on these Phase 1 data (Wilkes et al., RespiDart, 2024), the projected efficacious dose range to treat SARS-CoV-2 is 200-600 mg ALG‑097558 Q12 x 5 days, without the need for ritonavir coadministration.

A Phase 2 study of ALG‑097558 began in 2024. The AGILE trial, a United Kingdom government-supported platform trial (MRC and Wellcome Trust funding), is sponsoring and performing a study in high‑risk COVID‑19 patients evaluating ALG‑097558 as monotherapy or in combination with remdesivir (NCT04746183). We expect that future development of ALG‑097558 will be funded by external sources, including public funding sources as described below.

Preclinical activities for our coronavirus program were partially funded through a grant from the National Institutes of Health (NIH) and the National Institute of Allergy and Infectious Diseases (NIAID) Antiviral Drug Discovery (AViDD) Centers for Pathogens of Pandemic Concern program through the Metropolitan AntiViral Drug Accelerator (MAVDA) consortium. Specific clinical and nonclinical studies for the ALG-097558 program and the follow up compound, are now also being funded with federal funds from the NIAID, NIH, Department of Health and Human Services, under Contract No. 75N93023C00052. We filed an IND in the third quarter of 2024. We expect to receive approximately $15.3 million in funds across these two NIH awards and contracts to support these activities. To date, these funds have not been impacted by any changes at the NIH or NIAID. We are also seeking additional external funding (e.g., from governmental agencies) and/or collaborations (e.g., platform trials) to support future studies as we advance ALG‑097558 for the treatment of COVID‑19 and future coronavirus pandemics.

Components of our results of operations

Revenue

Our revenues consist of the following:

Collaboration revenue included recognition of our upfront payments pursuant to an agreement and amendment with Merck Sharp & Dohme Corp, that were terminated in prior years. In order to record collaboration revenue, we utilized an input method to recognize revenue over time as costs were incurred.

Customer revenue includes recognition of revenue generated from research and development services under third-party contracts with customers. In order to record customer revenue, we utilize an input method to recognize revenue over time as costs are incurred.

Operating expenses

Our operating expenses since inception have consisted solely of research and development costs and general and administrative costs.

Research and development expenses

We expect our expenses to increase substantially in connection with our ongoing clinical development activities related to our chronic HBV infection drug candidate pevifoscorvir sodium. We rely substantially on third parties to conduct our discovery activities, nonclinical studies, clinical trials and manufacturing. We estimate research and development expenses based on estimates of services performed, and rely on third party contractors and vendors to provide us with timely and accurate estimates of expenses of services performed to assist us in these estimates. A portion of our research and development expenses are based on contractual milestones. Research and development costs consist primarily of costs incurred for the identification and development of our drug candidates through our technology platforms, which include:

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

We have incurred net losses and negative cash flows from operations in each year since our formation in February 2018. Our net loss was $4.3 million for the nine months ended September 30, 2025 and net loss was $49.1 million for the nine months ended September 30, 2024, and our net losses were $131.2 million for the year ended December 31, 2024. As of September 30, 2025, we had an accumulated deficit of $622.3 million.

We have had no revenue from product sales, and it is uncertain when in the future we may generate product sales. We have no internal manufacturing capabilities or sales force, and we outsource a substantial portion of our clinical trial work to third parties. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. Our net operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of our clinical trials and nonclinical studies and our other research and development expenses.

Results of Operations

Comparison of the three and nine months ended September 30, 2025 and 2024

Revenue and operating expenses

The following table summarizes our operating expenses for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2025	2024	($)%		2025	2024	($)%

Revenue from collaborations	$-	$19	$(19)	-100%	$-	$311	$(311)	-100%
Revenue from customers	741	1,250	(509)	-41%	2,017	3,005	(988)	-33%
Operating expenses:
Research and development	23,937	16,774	7,163	43%	52,415	54,238	(1,823)	-3%
General and administrative	5,165	4,626	539	12%	15,773	17,669	(1,896)	-11%
Total operating expenses	29,102	21,400	7,702	36%	68,188	71,907	(3,719)	-5%
Loss from operations	(28,361)	(20,131)	(8,230)	41%	(66,171)	(68,591)	2,420	-4%
Interest and other income, net:
Interest income, net	378	457	(79)	-17%	1,616	1,356	260	19%
Other income, net	707	611	96	16%	1,556	2,477	(921)	-37%
Change in fair value of 2023 common warrants	(4,205)	(105)	(4,100)	3905%	58,971	16,001	42,970	269%
Loss before income tax	(31,481)	(19,168)	(12,313)	64%	(4,028)	(48,757)	44,729	-92%
Income tax provision	(56)	(91)	35	-38%	(284)	(304)	20	-7%
Net loss	(31,537)	(19,259)	(12,278)	64%	(4,312)	(49,061)	44,749	-91%

Revenue from collaborations

There was no revenue recognized from collaborations for the three and nine months ended September 30, 2025, due to the termination of the Merck collaboration agreement in the first quarter of 2024. We recognized $0.3 million as revenue from collaborations for the nine months ended September 30, 2024. We do not expect significant future revenue from collaborations at this time.

Revenue from customers

Revenue from customers decreased by $0.5 million and $1.0 million for the three and nine months ended September 30, 2025, when compared to the same period in 2024. The decrease was due to the near completion of the original agreement with Amoytop, a higher value contract, and the start of the extension agreement, which had a lower value. We do not expect significant future revenue from customers at this time.

Research and development expenses

We track direct external research and development expenses on a program-specific basis (chronic HBV infection, MASH, coronaviruses and early-stage programs). The following table summarizes these research and development costs (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Direct research and development expenses by development program:
Chronic Hepatitis B virus infection program	$14,205	$2,243	$24,274	$6,878
Metabolic dysfunction-associated steatohepatitis program	329	4,737	951	15,156
Coronaviruses program	52	680	(615)	3,748
Other early-stage programs	798	739	2,328	2,747
Total direct research and development expenses	15,384	8,399	$26,938	$28,529
Total indirect research and development expenses	8,553	8,375	25,477	25,709
Total research and development expense	$23,937	$16,774	$52,415	$54,238

Research and development expenses increased by $7.2 million during the three months ended September 30, 2025, compared to the same period in 2024. The increase in the three-month period was primarily due to a $6.7 million increase in third-party expenses due to increased clinical study costs as a result of the beginning of enrollment and dosing in the pevifoscorvir sodium Phase 2a clinical trial. This included a payment of $9.0 million to Emory related to milestone payments due to the first subject dosed in a Phase 2 clinical trial. Partially offsetting this was a decrease in MASH spend due to the completion of the Phase 2a clinical trial with topline data announced in Q3 2024. Further, there was a $0.4 million increase in employee-related costs, and a $0.1 million increase in facility and other expenses.

Research and development expenses decreased by $1.8 million during the nine months ended September 30, 2025, compared to the same period in 2024. The decrease in the nine-month period was primarily due to a $2.0 million decrease in third-party expenses due to reduced clinical study costs in our Coronavirus program and as a result of the completion of the MASH Phase 2a clinical trial during this period, partially offset by increased spend in our pevifoscorvir sodium Phase 2a clinical trial which began in 2025. Further there was a $0.2 million increase in facility, travel and other expenses.

We expect research and development expenses will increase in future periods as we continue to focus on advancing clinical trials for pevifoscorvir sodium and MASH.

General and administrative expenses

General and administrative expenses increased by $0.5 million during the three months ended September 30, 2025, compared to the same period in 2024. This was primarily due to a $0.4 million increase in third party expenses due to increased legal and intellectual property spend, and a $0.2 million increase in employee-related costs, partially offset by a $0.1 million increase in facility, travel and entertainment costs.

General and administrative expenses decreased by $1.9 million during the nine months ended September 30, 2025, compared to the same period in 2024. This was primarily due to a $1.5 million decrease in third party expenses due to reduced legal and intellectual property spend. There was also a $0.4 million decrease in employee-related costs.

We expect general and administrative expenses will increase in future periods due to increased activity in our research and development group, which will require more resources and additional activities in our general and administration group.

Interest and other income, net

Interest and other income, net remained relatively flat during the three months ended September 30, 2025 as compared to the same period in the prior year. Interest and other income decreased by $0.7 million during the nine months ended September 30, 2025 as compared to the same period in the prior year due primarily to a decrease in the accretion of short-term investments.

Change in fair value of 2023 common warrants

The change in fair value of 2023 common warrants was a decrease of $4.1 million and an increase of $43.0 million for the three and nine months ended September 30, 2025 compared to the same period ended September 30, 2024. The change was due to a change in the fair value of the 2023 common warrants measured using the Black Scholes option pricing model remeasured at each reporting period, principally due to a change in the stock price between reporting periods.

Liquidity and capital resources

Liquidity

We have incurred net losses in each year since inception. Our net losses were $4.3 million for the nine months ended September 30, 2025 and $131.2 million for the year ended December 31, 2024. We have not generated any revenue from product sales or any other sources and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any drug candidates for at least several years, if ever.

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

Going concern

As of September 30, 2025 and December 31, 2024, we had an accumulated deficit of $622.3 million and $618.0 million, respectively, and cash, cash equivalents and short-term investments of $99.1 million and $56.9 million, respectively. Our current operating plan and projected cash outflows for the upcoming periods raise doubt about our ability to continue as a going concern for at least 12 months from the issuance of the financial statements included elsewhere in this Quarterly Report. We plan to raise additional capital to fund continued operations beyond the third quarter of 2026. We are taking steps to identify access to future capital and expect to be able to access capital in the future. However, there can be no assurance that any additional funding will be available to us on acceptable terms, if at all. If events or circumstances occur such that we do not obtain additional funding, it may be necessary to significantly reduce the scope of operations to reduce the current rate of spending, which could include reductions in staff and the need to delay, limit, reduce or terminate current or future product development, which could have a material adverse effect on our business, results of operations and financial condition. Moreover, even if financing efforts are successful and additional capital is obtained, available liquidity may still be insufficient to eliminate the aforementioned substantial doubt regarding our ability to continue as a going concern.

Capital resources

Our primary use of cash is to fund operating expenses, which consist primarily of research and development costs related to our drug candidates and our discovery programs, and to a lesser extent, general and administrative expenditures. Our current operating plan and projected cash outflows for the upcoming periods raise doubt about our ability to continue as a going concern for at least 12 months from the issuance of the financial statements. If we are successful with our ability to access additional funding, we expect our expenses to increase substantially in connection with our ongoing clinical development activities related to our chronic HBV infection drug candidate pevifoscorvir sodium, which we have initiated clinical trials, as well as our research and development of our other drug candidates.

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

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2025	2024
Net cash and cash equivalents used in operating activities	$(60,758)	$(62,340)
Net cash and cash equivalents used in investing activities	(35,805)	(38,251)
Net cash and cash equivalents provided by financing activities	101,512	258
Net increase (decrease) in cash, cash equivalents, and restricted cash	$4,949	$(100,333)

Operating activities

During the nine months ended September 30, 2025, operating activities utilized $60.8 million of cash, primarily resulting from our net loss of $4.3 million, offset by net changes in operating assets and liabilities of $1.4 million, and non-cash charges of $55.1 million, driven by the $59.0 million gain as a result of remeasuring the 2023 Common Warrants. Net cash used in operating activities resulted in changes in our operating assets and liabilities of $1.4 million, consisting of a decrease of $2.0 million in accrued liabilities, a decrease of $2.3 million in operating lease liabilities, partially offset by a decrease in other assets of $0.8 million, and an increase of $2.1 million in accounts payable. The decrease in accrued liabilities was largely due to the bonus payments that occurred in the first quarter of 2025, recorded on the balance sheet as of December 31, 2024. The increase in accounts payable is due to the timing of payments to vendors, with overall increased spend due in our pevifoscorvir sodium Phase 2a clinical trial.

During the nine months ended September 30, 2024, operating activities utilized $62.3 million of cash, primarily resulting from our net loss of $49.1 million, net changes in operating assets and liabilities of $4.6 million, and non-cash charges of $8.6 million. Net cash used in operating activities resulted in changes in our operating assets and liabilities of $4.6 million, consisting of a decrease of $2.7 million in accrued liabilities, a decrease of $2.0 million in operating lease liabilities, an decrease of $0.7 million in deferred revenue, partially offset by an increase of $0.2 million in accounts payable and a decrease in other assets of $0.5 million. The decrease in deferred revenue from collaborations was due to the recognition of revenue from collaborations due to progress towards the completion of the projects. The decrease in accrued liabilities was largely due to the bonus payments that occurred in the first quarter of 2024. The decrease in accounts payable is due to the timing of payments to vendors.

Investing activities

During the nine months ended September 30, 2025, investing activities used $35.8 million of cash, primarily due to $125.5 million of purchase of short-term investments, partially offset by $90.0 million related to maturities of short-term investments.

During the nine months ended September 30, 2024, investing activities used $38.3 million of cash, primarily due to $108.1 million of purchase of short-term investments partially offset by $70.0 million related to maturities of short-term investments.

Financing activities

During the nine months ended September 30, 2025, net cash provided by financing activities was $101.5 million, primarily due to proceeds from the 2025 PIPE financing.

During the nine months ended September 30, 2024, net cash provided by financing activities was $0.3 million, consisting primarily due to proceeds from the ESPP purchase.

Contractual obligations and commitments

We have no material changes to our contractual obligations and commitments as of September 30, 2025 as disclosed in the contractual obligations and commitment section in our Annual Report on Form 10-K filed with the SEC on March 10, 2025.

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

For a discussion of our critical accounting estimates, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements in our Annual Report on Form 10-K, filed with the SEC on March 10, 2025 for the year ended December 31, 2024, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through September 30, 2025 from those discussed in our Form 10-K.

Recently issued and adopted accounting pronouncements

For a description of the expected impact of recently adopted accounting pronouncements, see Note 2. Summary of significant accounting policies in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the three and nine months ended September 30, 2025, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Evaluation of disclosure controls and procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market value of our common stock.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biotechnology company, and we have only a limited operating history upon which you can evaluate our business and prospects. We currently have no products approved for commercial sale, have not generated any revenue from sales of products and have incurred losses in each year since our inception in February 2018. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry.

Since inception, we have incurred significant net losses. Our net losses were $4.3 million for the nine months ended September 30, 2025 and $131.2 million for the year ended December 31, 2024. As of September 30, 2025, we had total stockholders’ equity of $71.8 million. We have funded our operations to date primarily with proceeds from the sale of common stock, preferred stock, convertible notes and warrants, and to a lesser extent from upfront payments under our license/collaboration agreements. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete registrational clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our drug candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We may continue to incur significant expenses and operating losses for the foreseeable future.

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

Our operations have consumed substantial amounts of cash since our inception. Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our initial nonclinical and clinical drug candidates. Nonclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. In October 2023 and February 2025, we closed private investments of our securities that generated $92.1 million and $105.0 million in gross proceeds, respectively, before deducting placement agent fees and other offering expenses. As of September 30, 2025, we had cash, cash equivalents and short-term investments of $99.1 million. We expect to continue to spend substantial amounts to continue the nonclinical and clinical development of our current and future programs. If we are able to gain marketing approval for drug candidates that we develop, we will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate we develop.

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

To date, we have primarily financed our operations through the sale of common stock, preferred stock, convertible notes and warrants. For example, in November 2024, we filed a Registration Statement on Form S-3 covering the offering of up to $400.0 million of common stock, preferred stock, debt securities, warrants, units and rights, which was declared effective by the SEC in November 2024 (November 2024 Shelf Registration Statement). In each of October 2023 and February 2025, we completed a private placement of common stock, warrants and pre-funded warrants.

We plan to finance our cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. In addition, we may seek additional capital to take advantage of favorable market conditions or strategic opportunities even if we believe we have sufficient funds for our current or future operating plans. Based on our research and development plans, we expect that our existing cash, cash equivalents and short-term investments will enable us to fund our operations into the third quarter of 2026, which is less than 12 months following the date of this report. Accordingly, our ability to continue as a going concern will require us to obtain additional funding for our operations or significantly curtail our operations to conserve our capital resources. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business, and the macro-economic environment generally.

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

Our recurring losses from operations and negative cash flows have raised substantial doubt regarding our ability to continue as a going concern.

Our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. We have devoted our resources to our research and development activities and have experienced significant operating losses since our inception. Furthermore, we expect to continue devoting substantial capital to the research and development of our drug candidates. Accordingly, our ability to continue as a going concern will require us to obtain additional funding for our operations or significantly curtail our operations to conserve our capital resources. Further, the perception of our ability to continue as a going concern may make it more difficult for us to obtain funding for the continuation of our operations, or necessitate that we obtain funding on less favorable terms, and could result in the loss of confidence by investors, our partners and employees.

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

Our business could be materially adversely affected by the effects of health pandemics or epidemics, particularly in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations, including the San Francisco Bay Area where our headquarters are located.

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

Risks related to product development and regulatory process

We are in early or mid-stages of our development efforts, and our business is dependent on the successful development of our current and future drug candidates. If we are unable to advance our current or future drug candidates through clinical trials, obtain marketing approval and ultimately commercialize any drug candidates we develop, or experience significant delays in doing so, our business will be materially harmed.

Our clinical development efforts across our drug candidates are in early or mid-stages. We have ongoing clinical trials for our most advanced drug candidates in many countries (e.g., United States, Canada, and throughout Asia and Europe). Our other programs are in the discovery or nonclinical development stage. We have invested substantially all of our efforts and financial resources in the identification of targets and nonclinical development of therapeutics to address hepatological indications and viral diseases. However, the biology of these indications and diseases is complex and not completely understood, and our current and future drug candidates may never achieve expected or functional levels of efficacy or achieve an acceptable safety profile. For example, our chronic HBV infection portfolio previously included our STOPSTM drug candidate, ALG-010133, one of our proprietary s-antigen transport-inhibiting oligonucleotide polymers that was in a Phase 1b dose range finding trial (NCT04485663) evaluating subjects with chronic HBV infection as well as our proprietary antisense oligonucleotide, ALG-020572, that was in a Phase 1a/1b umbrella study (NCT05001022) and for which dosing in chronic HBV infection patients were initiated as part of the multiple ascending dose portion of such study. However, in January 2022, we announced we halted further development of ALG-010133 based on data from such trial indicating insufficient antiviral activity to warrant further development of such drug candidate. And, in March 2022, we announced our discontinuation of further development of ALG-020572 due to an unanticipated serious adverse event involving significant increase in alanine aminotransferase (ALT) in one subject and several additional subjects experiencing ALT flares. Finally, for our siRNA drug candidate targeting HBsAg production, ALG‑125755, we conducted a Phase 1 study evaluating single doses ranging from 20-200 mg and 50-320 mg in HVs and virologically suppressed HBeAg- subjects with chronic HBV infection, respectively. In this study, we found that these single doses were well tolerated with a favorable PK profile. With respect to antiviral activity, while available data indicate evidence of HBsAg lowering at all 3 dose levels evaluated, the comparative efficacy of ALG-125755 vs. competitor siRNAs is inconclusive. Because further clinical evaluation of ALG-125755 is not prioritized with current funding, any further advancement of ALG-125755 will require additional external funding which we may not be able to obtain.

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

We are evaluating drug candidates in clinical trials in many countries (e.g., United States, Canada, and throughout Asia and Europe). As a company, we have limited experience in preparing, submitting and prosecuting regulatory filings. Specifically, we have not previously submitted a new drug application (NDA) to the FDA or similar approval filings to a comparable foreign regulatory authority for any drug candidate. An NDA or other relevant regulatory filing must include extensive nonclinical and clinical data and supporting information to establish that the drug candidate is safe and effective for each desired indication. The NDA or other comparable regulatory filing must also include significant information regarding the chemistry, manufacturing and controls for the product. We have had limited interactions with the FDA and cannot be certain how many clinical trials of any of our drug candidates will be required or whether the FDA will agree with the design or implementation of our clinical trials. In addition, we cannot be certain that our current or future drug candidates will be successful in clinical trials such that the information contained in an NDA or comparable regulatory filing would support approval, and thus we cannot guarantee that any of our drug candidates will receive regulatory approval. Further, even if our current or future drug candidates are successful in clinical trials, such candidates may not receive regulatory approval. If we do not receive regulatory approvals for current or future drug candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approval to market a drug candidate, our revenue will depend, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights, as well as the availability of competitive products, third-party reimbursement and adoption by physicians.

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

In order to obtain approval from the FDA and other major regulatory agencies in non-U.S. countries to market a new drug candidate, we must demonstrate proof of safety and efficacy in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a drug candidate, we must complete extensive nonclinical studies that support our planned INDs or CTAs in the United States and other countries. At this time, we are evaluating drug candidates in clinical trials in many countries (e.g., United States, Canada, and throughout Asia and Europe). The rest of our programs are in nonclinical research or earlier stages of development, including our other chronic hepatitis B virus infection drug candidates and our coronavirus drug candidates. We cannot be certain of the timely completion or outcome of our nonclinical studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our nonclinical studies will ultimately support further development of our programs. In addition, the FDA may decline to accept the data we obtain from foreign clinical studies in support of an IND or NDA in the United States, which may require us to repeat or conduct additional nonclinical studies or clinical trials that we did not anticipate in the United States. As a result, we cannot be sure that we will be able to submit INDs in the United States, or CTAs or similar applications in other jurisdictions, on the timelines we expect, if at all, and we cannot be sure that submission of INDs, CTAs or similar applications will result in the FDA or other regulatory authorities allowing additional clinical trials to begin.

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
•
obtaining sufficient quantities of our drug candidates for use in nonclinical studies and clinical trials from third-party suppliers on a timely basis; and
•
delays due to global-scale potentially catastrophic events, including public health pandemics or epidemics, terrorism, war, and climate changes.

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

Further, we are currently conducting clinical trials in many countries (e.g., United States, Canada, and throughout Asia and Europe). We may also in the future conduct clinical trials for these and other drug candidates in other countries and territories which presents additional risks that may delay completion of our clinical trials. These risks include the possibility that we could be required to conduct additional nonclinical studies before initiating any clinical trials, may be unable to enroll and retain patients as a result of differences in healthcare services, research guidelines or cultural customs, or may face additional administrative burdens associated with comparable foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

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

Imports from other countries, including China, have been made subject to new tariffs affecting our industry in multiple ways, including taxing the import of raw materials and supplies, as well as recent tariffs on pharmaceutical products. Uncertainty in scope and applicability of new tariffs, as well as the cost of the tariffs themselves, could lead to delays in drug development and commercialization, and other financial harm.

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

There is also uncertainty as to how measures being implemented by the new administration will impact the operations of various agencies. For example, budget cuts, layoffs, and government shut downs have and may continue to impact the work of the FDA, which may lead to delays in regulatory approvals. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or could lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our drug candidates or result in the development of our drug candidates being terminated.

Our pursuit of potential treatments for chronic HBV infection is ongoing, but we may be unable to produce a therapy that successfully treats chronic HBV infection. Even if successful, we may be unable to obtain regulatory approval for and successfully commercialize our drug candidates.

We have invested a significant portion of our time and financial resources in the pursuit of a treatment for chronic HBV infection, including pevifoscorvir sodium, a CAM-E that is currently in a multipart Phase 1 trial, and a Phase 2 trial. If we cannot successfully develop, obtain regulatory approval for and commercialize our drug candidates for the treatment of chronic HBV infection, our business may be harmed. The mechanism of action of our chronic HBV infection drug candidates is complex, and we do not know the degree to which it will translate into a therapeutic benefit, if any, in chronic HBV infection or any other indication, and we do not know the degree to which the complex mechanism of action may contribute to long-term safety issues or adverse events when our drug candidates are taken for prolonged periods, as is inherent in the treatment of chronic HBV infection.

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

Our pursuit of potential treatments for MASH and obesity is ongoing, but we may be unable to produce a therapy that successfully treats MASH and/or obesity. Even if successful, we may be unable to obtain regulatory approval for and successfully commercialize our drug candidates.

We have invested a significant portion of our time and financial resources in the pursuit of a treatment for MASH, including ALG-055009, our THR‑ß agonist which has completed a Phase 2a trial. In addition, we have conducted preclinical research in obesity using our THR-ß agonist. If we cannot successfully develop, obtain regulatory approval for and commercialize our drug candidates for the treatment of MASH and/or obesity, our business may be harmed. The mechanism of action of our THR-ß agonist candidates is complex, and we do not know the degree to which it will translate into a therapeutic benefit, if any, in MASH, obesity or any other indication, and we do not know the degree to which the complex mechanism of action may contribute to long-term safety issues or adverse events when our drug candidates are taken for prolonged periods.

In addition, the standards implemented by clinical or regulatory agencies may change at any time and we cannot be certain what efficacy endpoints the FDA or foreign clinical or regulatory agencies may require at the time we plan to conduct clinical trials with respect to MASH, obesity or any other applicable indication. Also, if we are able to obtain accelerated approval of our drug candidates, we may be required to conduct one or more post-approval clinical outcome trials to confirm the clinical benefit of the drug candidate; if any such post-approval trial is not successful, we would not be able to continue marketing the product.

If we are successful and any of our drug candidates are approved for the treatment of MASH and/or obesity, our drug candidates will likely compete with products that have already been approved or may in the future be approved for the treatment of MASH and/or obesity, prior to our drug candidates and/or that have greater efficacy than our drug candidates, either alone or in combination. Behavioral modifications, such as diet and exercise, can also decrease or eliminate the demand for our THR-ß agonist candidates.

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

We have committed significant personnel to the development of ALG-097558 for COVID-19, which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of COVID-19 as a global health concern. COVID-19 may be substantially eradicated prior to our development of a successful therapy or a vaccine may be developed that is highly efficacious and widely adopted, reducing or eliminating the need for therapies to treat the disease. For instance, the Pfizer/BioNTech BNT162b2, the adenovirus type 26 (Ad26) vaccine by Janssen Pharmaceutical Companies of Johnson & Johnson, Moderna mRNA-1273 and Novavax NVX-CoV2373 COVID-19 vaccines have been approved and/or authorized for emergency use and have been widely administered in various countries throughout the world which could adversely impact the need for our potential COVID-19 therapies. Further, while we hope to develop potential therapies that are effective against other or future coronaviruses, in addition to SARS-CoV-2, we cannot be certain this will be the case. If our potential therapies are not effective against other or future coronaviruses, the value and/or sales potential of our therapies will be reduced or eliminated. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our potential therapies, if developed, may not be partially or fully effective, and may ultimately prove unsuccessful or unprofitable. Furthermore, there are no assurances that our therapy will be approved for inclusion in government stockpile programs, which may be material to the commercial success of any approved coronavirus-related drug candidate, either in the United States or abroad.

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
•
the risk that patients enrolled in clinical trials will not remain in the trial through the completion of evaluation; and
•
disruption by man-made or natural disasters, reduction of government funding for health care, or public health pandemics or epidemics or other business interruptions.

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

As drug candidates proceed from nonclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered to optimize results. However, any change could entail additional cost and risk potential delay if the reformulated or otherwise altered drug candidate performs differently than expected or intended, which could require modification to the nonclinical or clinical program. Such changes may also require additional testing, including bridging or comparability testing to demonstrate the validity of clinical data obtained in clinical trials following manufacturing changes, FDA notification or FDA approval.

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

Undesirable or clinically unmanageable side effects from one or more of our drug candidates or potential future products could occur and cause us or regulatory authorities to interrupt, delay or terminate clinical trials, could result in a more restrictive label or could cause the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. Further, results of our ongoing and planned clinical trials could reveal unacceptably severe and prevalent side effects or unexpected characteristics.

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

If our clinical trials result in undesirable side effects, or if any of our drug candidates receives marketing approval and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could occur, including, as applicable:

•
regulatory authorities may withhold approval or may withdraw their approval of the product;
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

Any current or future drug candidates we may develop and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for a drug candidate will prevent us from commercializing the drug candidate in a given jurisdiction. We have not received approval to market any drug candidates from regulatory authorities in any jurisdiction and it is possible that none of our current or future drug candidates will ever obtain regulatory approval. As an organization, we have no experience in filing and supporting the applications necessary to gain marketing approvals. Securing regulatory approval requires the submission of extensive nonclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Any drug candidates we develop may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the drug candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. There is also uncertainty as to how measures being implemented by the new administration will impact the operations of various agencies including the FDA. For example, the potential loss of personnel at various agencies, reduction in funding for agencies, or government shut downs could lead to disruptions and delays in review of our drug candidates.

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

If any current or future drug candidate we develop receives marketing approval, whether as a single agent or in combination with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community, or such participants may prefer existing treatment options such as, in the case of pevifoscorvir sodium, nucleos(t)ide analogs including tenofovir and entecavir for treatment of chronic HBV infection. If the drug candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable for a full fiscal year. The degree of market acceptance of any drug candidate, if approved for commercial sale, will depend on a number of factors, including:

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

Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. For example, we have or are currently conducting initial clinical trials for pevifoscorvir sodium, ALG-055009 and ALG-097558 in many countries (e.g., United States, Canada, and throughout Asia and Europe), and plan to expand into additional countries and territories and our conduct of the trials must satisfy specific requirements in order for the FDA to accept the data in support of an IND or NDA in the United States. Further, any regulatory approval for our drug candidates may be withdrawn. If we fail to comply with the applicable regulatory requirements, our target market will be reduced and our ability to realize the full market potential of our drug candidates will be harmed and our business, financial condition, results of operations and prospects could be harmed.

Risks associated with international trade policies (including with respect to tariffs) or our international operations, including seeking and obtaining approval to commercialize our drug candidates in foreign jurisdictions, could harm our business.

We engage in international operations with offices in the United States, Belgium and China as well as third-party suppliers spanning multiple countries outside the United States, and we intend to seek approval to market our drug candidates within and outside of the United States. We may also do so for future drug candidates. Due to the complex relationship among the United States and the countries in which we conduct our business, there is an inherent risk that political, diplomatic, and national security factors may lead to global trade restrictions and changes to trade policies or export and import regulations which could harm our business. The United States government has implemented tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including a recent announcement of new tariffs on imported pharmaceutical products. In response, certain foreign governments have announced or implemented reciprocal or retaliatory tariffs and other protectionist measures. The United States government’s tariff policy has recently undergone rapid shifts, creating uncertainly that may harm our business by, among other things, leading to higher import prices and negatively impacting market conditions.

We currently rely, and expect to continue to rely, on third parties located outside of the United States for the manufacture of certain drug candidates for clinical testing, as well as for manufacture of products that we may commercialize, if approved.

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
•
unexpected changes in tariffs, proposed tariffs, implementation of new tariffs, reciprocal or retaliatory trade measures, sanctions, trade barriers and regulatory requirements;
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

Disruptions at the FDA and other government agencies caused by funding shortages, layoffs, government shutdowns, or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or could otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, government shutdowns, statutory, regulatory, and policy changes, layoffs at the FDA and other government agencies, the FDA’s hiring and retention of key personnel and receipt of user fees, changes in senior leadership at FDA and HHS, and other events that may otherwise affect the FDA’s performance of routine functions. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, on October 1, 2025, the U.S. government initiated a shutdown and certain regulatory agencies, such as the FDA, have had to furlough some FDA employees and stop certain activities. Such shutdowns have occurred several times in the past, with the longest prior shutdown beginning December 22, 2018 and lasting 35 days.

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

We intend to develop our current drug candidates, and expect to develop other future drug candidates, in combination with one or more therapies, including therapies that we develop and those developed externally. Even if a drug candidate we develop were to receive marketing approval or be commercialized for use in combination with other therapies, we would face the risk that the FDA or similar regulatory authority outside of the United States could revoke approval of the therapy used in combination with our drug candidate or that safety, efficacy, manufacturing or supply issues could arise with these other therapies. Combination therapies are commonly used for the treatment of viral diseases and it is generally believed they will be required for MASH, and we would be subject to similar risks if we develop any of our drug candidates for use in combination with other drugs. Our potential development of a THR-ß agonist for obesity may also rely on combination therapy, for example combinations with GLP-1 receptor agonists. Issues with other products could result in our own products, if approved, being removed from the market or suffering commercially. In addition, we may evaluate our current drug candidates and other future drug candidates in combination with one or more other therapies that may have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States. We will not be able to market and sell any drug candidate we develop in combination with any such unapproved therapies that do not ultimately obtain marketing approval.

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

Current FDA-approved treatments for chronic HBV infection include peg-IFNα, marketed by Roche Holding AG (Roche), and oral antiviral agents such as nucleoside analogs, marketed by Gilead Sciences, Inc. (Gilead) and Bristol-Myers Squibb Company. These treatments do not lead to either a functional or a complete cure in the vast majority of patients, and in the case of nucleoside analogs, may require life-long treatment. Several large and small pharmaceutical companies are developing programs with various mechanisms of action, to be used alone or in combination, with the goal of achieving higher rates of viral suppression or functional cure in patients with chronic HBV infection. Companies with oligonucleotide agents in clinical development include Arbutus Biopharma Corporation, Ionis Pharmaceuticals, Inc. (together with GlaxoSmithKline plc (GSK)), and Arrowhead Pharmaceuticals, Inc. (together with Janssen Pharmaceuticals, Inc. (Janssen)), and two companies have CAM-E candidates in Phase 3 development in China. Several companies are developing CAM-Es, including Assembly Biosciences Inc. and Enanta Pharmaceuticals. Several companies, including GSK and Janssen, are developing therapeutic vaccines for HBV, and several others have approved HBV vaccines, including Dynavax Technologies, Inc., GSK, Johnson & Johnson, and Merck. Replicor, Inc. is developing nucleic acid polymers (NAPs) for use in chronic HBV infection patients.

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

Further, there may be significant delays in obtaining coverage and reimbursement for newly approved drugs, as the process is time-consuming and costly, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Additionally, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payors in the United States, which may result in coverage and reimbursement for drug products that differ significantly from payor to payor. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may not be sufficient to cover our costs and may not be permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower-cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict or apply tariffs to imports of drugs from countries where they may be sold at lower prices than in the United States. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved drugs that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize drugs and our overall financial condition.

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

Additionally, because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or drug candidates or for indications that later prove to have greater commercial potential. For example, we are currently focused on the development of our current drug candidates for hepatological indications, viral indications and, most recently, obesity. However, the advancement of these drug candidates may ultimately prove to be unsuccessful or less successful than another program in our pipeline that we might have chosen to pursue on a less aggressive basis. However, due to the significant resources required for the development of our drug candidates, we must focus on specific diseases and disease pathways and decide which drug candidates to pursue and the amount of resources to allocate to each. Our near-term objective is to demonstrate favorable profiles through clinical trials of our drug candidates pevifoscorvir sodium, ALG‑055009 and ALG-097558. Our estimates regarding the potential market for our drug candidates could be inaccurate and our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular drug candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, any potential decision to delay or terminate development of a drug candidate or program may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. Further, if we do not accurately evaluate the commercial potential for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate. Alternatively, we may allocate internal resources to a drug candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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

In addition, the FDA may grant accelerated approval to a product if the FDA determines that it has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. For example, this is currently the case with drugs for the treatment of MASH. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. If such confirmatory studies fail to confirm the drug’s clinical benefit or are not completed in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis. In addition, in December 2022, President Biden signed an omnibus appropriations bill to fund the U.S. government through fiscal year 2023. Included in the omnibus bill is the Food and Drug Omnibus Reform Act of 2022, which among other things, provided the FDA with new statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval and additional oversight over confirmatory trials. Under these provisions, the FDA may, among other things, require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted.

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

We entered into a License Agreement with Emory in June 2018, a Research, Licensing and Commercialization Agreement with KU Leuven in June 2020 and an amendment in July 2023 and a License Agreement with Luxna in December 2018 and an amendment in April 2020 (as amended, the Luxna Agreement). Under the Emory License Agreement, KU Leuven Agreement and Luxna Agreement, we are subject to significant obligations, including milestone payments, royalty payments, and certain other agreed-to costs. For example, in August 2025, we made a $9.0 million payment to Emory University following the first subject dosed in our Phase 2 pevifoscorvir sodium trial. For more information regarding our license agreements, please see the section titled “Business—License agreements and collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2024, previously filed with the SEC. As these payments become due under the terms of the Emory University License Agreement, the KU Leuven Agreement or the Luxna Agreement, we may not have sufficient funds available to meet our obligations and our development efforts may be materially harmed. Furthermore, if we are forced to raise additional funds, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market drug candidates that we would otherwise develop and market ourselves.

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

Current and future healthcare reform legislation or regulation may increase the difficulty and cost for us to commercialize drug candidates for which we receive approval, may affect the prices we may obtain, and may have a material adverse effect on our business and results of operations.

In the United States, there have been and continue to be a number of legislative and regulatory initiatives and proposed initiatives to contain healthcare costs that could, among other things, affect our ability to profitably sell our products. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States and elsewhere, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative and regulatory initiatives. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any drug candidates approved for sale. New and changing laws and regulations may also create uncertainty about how such laws and regulations will be interpreted and applied. If we are found to have violated laws and regulations, it could materially adversely affect our business, results of operations, and financial condition.

For example, the Affordable Care Act (the ACA) was enacted in 2010, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. Among the provisions of the ACA of importance to our business, are provisions related to our ability to commercialize and the prices we may obtain for any drug candidates that are approved for sale, an increase of the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, an extension of manufacturer rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations, and the establishment of an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed a judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.

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

The Inflation Reduction Act of 2022 (the IRA) marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the drug price negotiation program is currently subject to legal challenges. The impact of the IRA on us and the pharmaceutical industry cannot yet be fully determined, but is likely to be significant.

The One Big Beautiful Bill Act (the OBBBA), which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect the sales of any drug candidate that we commercialize and negatively impact the pharmaceutical industry in general.

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the United States. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for any drug candidate that we commercialize. On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the United States to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, although proposed regulations have not yet been published. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business.

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

Some U.S. states have enacted legislation creating so-called prescription drug affordability boards, and to date one state has used its prescription drug affordability board to impose an upper payment limit. Some states are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Some measures are designed to encourage importation from other countries. These types of initiatives may result in additional reductions in Medicare, Medicaid, and other healthcare funding, and may otherwise affect the prices we may obtain or the frequency with which any drug candidate that we commercialize is prescribed or used.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit prices we are able to charge for any drug candidate we develop, or could reduce the amounts that federal and state governments will pay for healthcare products and services, which could result in additional pricing pressure or reduced demand for any drug candidate we develop.

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

Many states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. Further, we may also be subject to other state laws governing the privacy, processing and protection of personal information. For example, the California Consumer Privacy Act as amended by the California Privacy Rights Act (collectively, CCPA) requires certain businesses that process personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt-out of certain disclosures of their personal information; and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. It has also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement, and additional compliance investment and potential business process changes may be required. Similar laws have passed in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

We face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Whether we reach a definitive agreement for any other collaborations will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the progress of our clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject drug candidate, the costs and complexities of manufacturing and delivering such drug candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative drug candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our drug candidate. Further, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our drug candidates because they may be deemed to be at too early of a stage of development for collaborative efforts and third parties may not view them as having the requisite potential to demonstrate safety and efficacy.

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

Our current or future collaborators or strategic partners may preclude us from entering into collaborations with their competitors, fail to obtain timely regulatory approvals, terminate their agreements with us prematurely, or fail to devote sufficient resources to the development and commercialization of products. Such collaborators could breach their agreements with us, or claim that we are in breach of our obligations. Furthermore, competing products, either developed by our current or future collaborators or strategic partners or to which our collaborators or strategic partners may have rights, may result in the withdrawal of partner support for our drug candidates. Any of these developments could harm our product development efforts.

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

We do not have the ability to independently conduct certain nonclinical studies and clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs, to conduct or otherwise support certain nonclinical studies and clinical trials for our drug candidates, including pevifoscorvir sodium, ALG‑055009, and ALG-097558, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our nonclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our nonclinical studies or clinical trials, we could be subject to untitled and warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

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
•
the possible termination or non-renewal of the agreement by the third party at a time that is costly or inconvenient for us; and
•
the lack of our ability to terminate such contracts quickly and without excessive expense, if no longer needed.

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

Certain Chinese biotechnology companies, CROs and contract development and manufacturing organizations may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could potentially impact services available for our research and development or our ability to secure the materials we need for our drug candidates. For example, if such laws or restrictions are passed, they could have the potential to severely restrict the ability of U.S. biotechnology companies like us to purchase services or products from, collaborate with, or otherwise work with certain Chinese biotechnology companies. It is possible that some of our contractual counterparties could be impacted by the legislation described above. Such counterparties may be subject to U.S. legislation, sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. Such disruption could have adverse effects on the development of our drug candidates.

Imports from other countries, including China, have been made subject to new tariffs affecting our industry in multiple ways, including taxing the import of raw materials and supplies, as well as recent tariffs on pharmaceutical products. Uncertainty in scope and applicability of new tariffs, as well as the cost of the tariffs themselves, could lead to delays in drug development and commercialization, and other financial harm.

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

Our relationships with customers and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, transparency, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers, and current arrangements and interactions with healthcare practitioners and institutions, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act (the FCA), which may constrain the business or financial arrangements and relationships through which we develop, sell, market and distribute any products for which we seek and/or obtain marketing approval. In addition, we may be subject to transparency laws by the U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

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
•
the federal civil and criminal false claims laws, including the FCA, which prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA, or may assert that alleged pre-approval or off-label promotion of a drug can lead to a false claim;
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
•
The PhRMA Code on interactions with healthcare practitioners, and state laws that codify the PhRMA Code;
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

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring that our business arrangements and interactions with third parties comply with applicable healthcare laws, as well as responding to investigations by government authorities, can be time- and resource-consuming and can divert management’s attention from the business.

If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, possible exclusion from participation in federal- and state-funded healthcare programs, contractual damages and the curtailment or restricting of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, which could lead to delays in product approvals, any of which could harm our ability to operate our business and our financial results. Further, if the physicians or other providers or entities with whom we interact are found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. In addition, the approval and commercialization of any drug candidate we develop outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

We seek to protect our proprietary positions by, among other things, filing patent applications in the United States and abroad related to our current drug candidates and other drug candidates that we may identify. Obtaining, maintaining, defending and enforcing pharmaceutical patents is costly, time consuming and complex, and we may not be able to file and prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. Additionally, the patenting rules and processes vary throughout the world, and may in some countries require a lengthy process of filings and appeals, and may never be successful. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, under certain of our license or collaboration agreements, we may not have the right to control the preparation, filing, prosecution and maintenance of patent applications, or to maintain the rights to patents licensed to or from third parties.

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

Depending upon the timing, duration and conditions of any FDA marketing approval of our drug candidates, one or more of our owned or licensed U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act, and similar legislation in the EU and certain other countries. The Hatch-Waxman Act permits a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. Only one patent per approved drug can be extended, the extension cannot extend the total patent term beyond 14 years from approval and only those claims for the approved drug, a method for using it or a method for manufacturing it may be extended. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for the applicable drug candidate will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and nonclinical data and launch their product earlier than might otherwise be the case, and our competitive position, business, financial condition, results of operations and prospects could be materially harmed.

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

Moreover, geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the U.S. and foreign government actions related to Russia’s conflict in Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the United States without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

We, or the third parties upon whom we depend, may be adversely affected by earthquakes, wildfires, or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our corporate headquarters and other facilities are located in the San Francisco Bay Area, which in the past has experienced both severe earthquakes and wildfires. We are also conducting clinical trials in many other countries and regions, which may be subject to natural disaster risks. We do not carry earthquake insurance, and as such we would have to pay the full amount of any resultant liability out of pocket, which could significantly impair our financial condition. In addition, earthquakes, wildfires or other natural disasters could severely disrupt our operations. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our enterprise financial systems or manufacturing resource planning and enterprise quality systems, that delayed our clinical trials, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business, results of operations, financial condition and prospects. Furthermore, integral parties in our supply chain are similarly vulnerable to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our business.

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

We are a “smaller reporting company,” and as a result of the reduced disclosure and governance requirements applicable to smaller reporting companies, our common stock may be less attractive to investors.

We are a smaller reporting company and are therefore entitled to take advantage of many of the same exemptions from disclosure requirements as an emerging growth company, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, as a smaller reporting company with less than $100 million in annual revenue, we are exempt from the requirement to obtain an auditor attestation on the effectiveness of our internal control over financial reporting provided in Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects.

Our executive officers, directors and their affiliates have significant influence over our company, which will limit an investor’s ability to influence corporate matters and could delay or prevent a change in corporate control.

As of September 30, 2025, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 65% of our outstanding common stock (assuming all shares of non-voting common stock are converted into voting common stock in accordance with the terms of our amended and restated certificate of incorporation), and 33% of our outstanding common stock (assuming all shares of non-voting common stock are converted to voting common stock and all pre-funded warrants are exercised in full on a cash exercise basis). In addition, in our October 2023 and February 2025 private placements, certain of the holders of 5% or more of our capital stock acquired pre-funded warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $0.0025 and $0.0001 per share, respectively) and common warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $18.92 and $26.02 per share, respectively). Until exercised, the shares issuable upon the exercise of the pre-funded warrants and the common warrants are not included in the number of our outstanding shares of common stock. If such holders exercise their warrants, then the shares of our capital stock beneficially owned by our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates would increase significantly. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

The dual class structure of our common stock may limit an investor’s ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Consequently, the exercise by holders of our non-voting common stock of their option to make this conversion will have the effect of increasing the relative voting power of such holders, and correspondingly decreasing the voting power of the holders of our common stock, which may limit an investor’s ability to influence corporate matters. As of September 30, 2025, we had 800,000 shares of non-voting common stock outstanding. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline.

As of September 30, 2025, approximately 2.6 million shares of common stock that are either subject to outstanding options or RSUs or reserved for future issuance under our equity incentive plans, and excluding all outstanding pre-funded warrants, are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

In addition, the holders of approximately 6.8 million of our total common stock and non-voting common stock are entitled to rights with respect to the registration of their shares under the Securities Act described above. Registration of these shares under the

Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

Pursuant to Section 404 of Sarbanes-Oxley, our management is required to report upon the effectiveness of our internal control over financial reporting for our fiscal year ended December 31, 2024. If we become an accelerated or large accelerated filer, we will be subject to the independent auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The applicability of, and lack of clarity around, trade tariffs imposed by the U.S. government and retaliatory tariffs imposed by other governments may have a significant impact on the financial condition of companies. Adverse developments that affect financial institutions, transactional counterparties, or other third parties, or concerns or rumors about these events, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the U.S. Federal Deposit Insurance Corporation (FDIC) as receiver. Similarly, other institutions have been and may continue to be swept into receivership. We have no borrowing or deposit exposure to directly impacted institutions and have not experienced an adverse impact to our liquidity or to our business operations, financial condition, or results of operations as a result of these recent events. However, uncertainty may remain over liquidity concerns in the broader financial services industry, and there may be unpredictable impacts to our business and our industry.

While the situation involving the conflict between Russia and Ukraine and the conflicts in the Middle East remain highly fluid, the ongoing conflict and any associated sanctions may have a severe impact on the global economy. A severe or prolonged economic downturn, such as the 2008 global financial crisis, and one that could be caused by the war in Ukraine or conflicts in the Middle East, or by U.S. government shutdowns or other domestic issues, could result in a variety of risks to our business, including, weakened demand for any drug candidates we may develop and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or disruptions in the supply chain generally could also strain our suppliers, possibly resulting in supply disruption. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers or other partners may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

None.

Issuer purchasers of equity securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 (c) trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Provided Herewith
		Form	Date	Number

3.1(a)	Amended and Restated Certificate of Incorporation.	8-K	10/20/2020	3.1

3.1(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	6/28/2024	3.1

3.1(c)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	8/19/2024	3.1

3.1(d)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	6/26/2025	3.1

3.2	Amended and Restated Bylaws.	8-K	10/20/2020	3.2

4.1	Reference is made to Exhibits 3.1(a), 3.1(b), 3.1(c), 3.1(d) and 3.2.

4.2	Form of Common Stock Certificate.	10-Q	11/6/2024	4.2

4.3	Form of 2023 Common Warrant Agreement.	8-K	10/25/2023	4.2

4.4	Form of 2023 Pre-Funded Warrant Agreement.	8-K	10/25/2023	4.1

4.5	Form of 2025 Common Warrant Agreement	8-K	2/12/2025	4.2

4.6	Form of 2025 Pre-Funded Warrant Agreement	8-K	2/12/2025	4.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 has been formatted in Inline XBRL.				X

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

ALIGOS THERAPEUTICS, INC.

Date: November 6, 2025	By:	/s/ Lawrence Blatt
Lawrence Blatt, Ph.D.
Chairman, President and Chief Executive Officer

Date: November 6, 2025	By:	/s/ Lesley Ann Calhoun
Lesley Ann Calhoun
Chief Operating Officer and Chief Financial Officer