Form 10-K
period 2025-12-31
Aligos Therapeutics, Inc.
filed 2026-03-05
CIK 1799448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant was approximately $19.9 million as of June 30, 2025, the last business day of the Registrant's most recently completed second fiscal quarter, based on (i) 6,151,374 shares of common stock, $0.0001 par value per share, outstanding, comprised of 5,351,374 shares of voting common stock, $0.0001 par value per share and 800,000 shares of non-voting common stock, $0.0001 par value per share, and (ii) the closing sales price for the Registrant’s common stock on the Nasdaq Capital Market on such date.

As of March 2, 2026, the Registrant had 6,187,807 shares of common stock, $0.0001 par value per share, outstanding, comprised of 5,387,807 shares of voting common stock, $0.0001 par value per share and 800,000 shares of non-voting common stock, $0.0001 par value per share. This number does not include 4,217,432 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of March 2, 2026 (which are immediately exercisable at an exercise price of $0.0025 and $0.0001 per share of common stock, respectively, subject to beneficial ownership limitations) sold in the Registrant’s private placement on October 23, 2023 and February 13, 2025. See Note 7— Common Warrants and Pre- Funded Warrants to the Registrant’s audited financial statements.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Report.

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

In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
the scope, progress, results and costs of developing our drug candidates or any other future drug candidates, including conducting nonclinical studies and clinical trials;
•
the scope, progress, results and costs related to the research and development of our pipeline;
•
our recurring losses from operations and negative cash flows have raised substantial doubt regarding our ability to continue as a going concern;
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

We have based these forward-looking statements largely on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate as well as management's beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein until after we distribute this Annual Report on Form 10-K, whether as a result of any new information, future events or otherwise.

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

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company focused on developing novel therapeutics to address unmet medical needs in liver diseases and viral infections, including in the areas of chronic hepatitis B virus (HBV) infection, metabolic dysfunction-associated steatohepatitis (MASH), obesity, and coronavirus infections (e.g., SARS‑CoV‑2, SARS‑CoV, MERS‑CoV, and other related infections). The Aligos team has a demonstrated track record of success in drug development and medicinal chemistry in liver and viral diseases, resulting in three potential best‑in‑class drug candidates.

Our pipeline of drug candidates includes pevifoscorvir sodium (previously known as ALG-000184) for chronic HBV infection, ALG‑055009 for MASH and obesity, ALG‑097558 for coronavirus infections, and a portfolio of preclinical programs.

Pevifoscorvir sodium is our potential best‑/first‑in‑class Capsid Assembly Modulator (CAM‑E) for chronic HBV infection which has shown in preclinical testing to have enhanced pharmacologic properties vs. competitor CAM‑E drugs and greater hepatitis B virus deoxyribonucleic acid (HBV DNA) suppression compared to the standard of care, nucleos(t)ide analogs (NAs), and has shown multi-log10 reductions in viral antigens in a multi‑part Phase 1 clinical trial spanning up to 96 weeks of treatment. ALG‑055009 is our potential best‑in‑class thyroid hormone receptor beta (THR‑β) agonist for MASH and obesity with pharmacologic properties that appear to be enhanced based on data to date vs. competitor THR‑β agonists. Phase 2a topline data demonstrated that ALG‑055009 dose groups met the primary endpoint with statistically significant reductions in liver fat at Week 12 as measured by Magnetic Resonance Imaging Proton Density Fat Fraction (MRI-PDFF) in subjects with presumed MASH. Recently presented nonclinical data suggests synergistic fat mass loss in combination with incretin receptor agonists in diet induced obese (DIO) mice. ALG‑097558 is our potential best-in-class small molecule coronavirus 3CL protease inhibitor (PI) which is at least 3‑fold more potent in cell‑based assays of coronavirus infection than other approved CoV PIs and we believe can be dosed twice daily without the requirement for ritonavir co-dosing based on Phase 1 clinical studies conducted to date.

Our Pipeline

We are focused on liver and viral diseases, areas in which our employees have expertise and decades of experience. In the area of chronic HBV infection, our most advanced drug candidate, pevifoscorvir sodium, is currently in the global Phase 2 B-Supreme study in subjects with chronic HBV infection. We believe pevifoscorvir sodium has the potential to replace standard of care NAs and become the backbone of next-generation treatments. We have advanced our THR‑β agonist in MASH through a Phase 2a study in subjects with presumed MASH and in obesity through certain preclinical studies. We are evaluating a variety of options to fund continued development, including potential out-licensing. Our ritonavir‑free pan‑coronavirus protease inhibitor (PI) for the treatment of COVID‑19 also appears to be favorably differentiated in a Phase 1 study and is currently in a Phase 2 clinical study in standard and high‑risk COVID-19 patients.

Figure 1: Aligos Development Pipeline

Chronic HBV Infection

Chronic HBV infection is the most common viral infection in the world and an area of substantial unmet medical need. There are approximately 254 million chronic carriers worldwide with 1.2 million individuals becoming infected every year despite the availability of an efficacious prophylactic vaccine. In 2022, there were more than 90 million cases of chronic HBV infection in China alone, while the European Union (EU) and United States accounted for nearly 15 million cases. Complications from chronic HBV infection include cirrhosis, end-stage liver disease, and hepatocellular carcinoma (HCC), which collectively resulted in approximately 1.1 million deaths according to the World Health Organization (WHO) in 2019. Chronic HBV infection is the primary cause of liver cancer worldwide, and the mortality associated with HBV‑related liver cancer continues to increase. Liver cancer is the 6th most diagnosed form of cancer worldwide, but results in the 3rd most deaths of all cancers (Bray et. al. CA J Clin. 2024).

The primary treatment goals are to reduce HBV DNA to undetectable levels, normalize liver enzymes, prevent liver damage, and reduce the risk of developing HCC. The WHO 2024 guidelines currently recommend treatment in the presence of significant fibrosis, or HBV DNA >2,000 IU/mL and ALT>ULN, or the presence of special risk factors. Current therapy for chronic HBV infection may entail life-long treatment and does not eliminate the virus in a meaningful number of patients. In the case of NAs, long-term treatment can lower the amount of HBV DNA in systemic circulation, resulting in improvements in long-term disease outcomes, but virological relapse is common after treatment cessation. In addition, certain patients continue to progress to liver disease while on NA treatment.

Our goal for pevifoscorvir sodium is to achieve superior rates of viral suppression (as measured by HBV DNA). Chronic suppressive therapy is an established regulatory pathway for approval according to the FDA, the Committee for Medicinal Products for Human Use (CHMP: EU) and the National Medical Products Administration (NMPA: China). Based on the Phase 1 data to date, we believe pevifoscorvir sodium has the potential to replace standard of care NA treatment and become the backbone of next-generation treatments. Furthermore, when combined with other mechanisms of action, including other candidates in our chronic HBV infection portfolio, pevifoscorvir sodium dosing regimens have the potential to contribute to achieving higher rates of functional cure, subject to testing such endpoint, as compared with currently approved agents. In addition, we believe that pevifoscorvir sodium has the potential to treat chronic HBV infection patients that may not qualify for treatment with currently available therapies. This could include the possibility of lowering HBsAg, which may allow more patients to be eligible for curative therapies.

We are also exploring additional ways to potentially treat patients with chronic HBV infection, including our antisense oligonucleotide (ASO) platform which utilizes novel monomers that could potentially reduce ASO toxicity and improve ASO liver to kidney ratios. Along with our partner Xiamen Amoytop Biotech Co., Ltd. (Amoytop), ALG-170675 was recently selected to proceed into IND-enabling studies. Current costs for development in China are being funded by Amoytop, who maintain rights in China, Taiwan, Hong Kong and Macau. This next-generation

ASO works via two mechanisms of action. It targets and destroys HBsAg mRNA and activates the immune response through TLR-8 agonism.

Additionally, we are pursuing a novel strategy for a potential cure for hepatitis delta virus (HDV) coinfection by utilizing a proprietary ASO approach targeting the destruction of the viral genome. Ongoing work is aimed at the selection of a clinical development candidate.

Pevifoscorvir sodium: Potential best-in-class small molecule CAM‑E for chronic hepatitis B virus infection

In 2018, we in‑licensed a lead drug candidate (GLP‑26) and the associated IP for a CAM‑E from the laboratory of Professor Raymond Schinazi at Emory University. Our scientists optimized this lead drug candidate to discover the highly potent CAM‑E, ALG‑001075, which was further optimized to the prodrug pevifoscorvir sodium. Based on preclinical data to date, pevifoscorvir sodium has superior DMPK properties with enhanced absorption and high liver uptake, with a ~200-to 300-fold improvement in in vitro potency compared to other known CAMs.

CAM‑Es are a class of small molecule antiviral agents that accelerate HBV capsid assembly and inhibit pgRNA encapsidation (1st MOA), resulting in empty viral capsids and lower circulating HBV DNA and RNA levels (Figure 2). CAM‑Es are also believed to prevent the establishment of cccDNA (2nd MOA), a major factor for the persistence of HBV infection which can be assessed by circulating HBV antigen levels (HBsAg, HBcrAg, and HBeAg). In clinical trials, competitor CAM‑Es have shown reductions in HBV DNA and RNA (1st MOA), but have rarely or inconsistently shown reductions in HBV antigens (2nd MOA). There have also been observations of the emergence of viral CAM-E drug resistance.

Figure 2 – Mechanism of Action: Pevifoscorvir sodium (CAM-E)

A multipart Phase 1 study is complete with the evaluation of the safety, tolerability, and pharmacokinetic profile of pevifoscorvir sodium in healthy volunteers (HVs). Additionally, a dose-ranging Phase 1 study assessing the safety, pharmacokinetics, and antiviral activity of 10-300 mg doses of pevifoscorvir sodium administered over 28 days in untreated HBeAg+/- subjects with chronic HBV infection has also been completed. Pevifoscorvir sodium was found to be well tolerated with a favorable PK profile and demonstrated substantial HBV DNA and RNA reductions at all doses tested as well as HBsAg reductions in a subset of HBeAg+ subjects receiving 100 mg and 300 mg of pevifoscorvir sodium (Hou et al., AASLD 2022).

Figure 3 – Antiviral Effect in Subjects (HBeAg+) with Chronic HBV Infection

Mean HBV DNA Change from Baseline

Based on the favorable profile after dosing up to 300 mg pevifoscorvir sodium for 28 days, additional cohorts have been completed, which evaluated the safety and efficacy of 300 mg oral daily doses of pevifoscorvir sodium, with or without entecavir (ETV) for ≤96 weeks in HBeAg+/- subjects. Data from these cohorts (Yuen et al., AASLD 2025) have been presented, showing that pevifoscorvir sodium (± ETV), administered for up to 96 weeks, was well tolerated, exhibited a favorable PK profile, and suggesting a potential for best‑in‑class antiviral activity. Specifically, antiviral activity data demonstrated that 300 mg pevifoscorvir sodium monotherapy resulted in profound reductions in HBV DNA which were greater than achieved with ETV alone (Figure 3). Furthermore, the extent of HBV DNA suppression was similar whether pevifoscorvir sodium was dosed alone or in combination with ETV, potentially indicating ETV did not meaningfully contribute to observed HBV DNA lowering effects. These data indicate robust antiviral effects occur through the CAM‑E 1st MOA.

Also of note, pevifoscorvir sodium monotherapy was not associated with viral breakthrough as assessed by HBV DNA levels (Figure 3) and demonstrated a favorable tolerability profile in subjects dosed for up to 96 weeks with pevifoscorvir sodium monotherapy. Grade ≥3 TEAEs of ALT/AST elevation were observed in 3 HBeAg+ and 1 HBeAg- subjects with preserved synthetic and excretory functions. All events resolved in the setting of continued pevifoscorvir sodium dosing and were not considered clinically concerning by the ALT Flare Committee. Grade 3 cholesterol/triglycerides increase in HBeAg- subject resolved in the setting of continued pevifoscorvir sodium dosing.

The complete 96-week data from the Phase 1 monotherapy (NCT04536337) demonstrated that in all 10 HBeAg+ subjects with very high mean baseline HBV DNA level of 8.0 log10 IU/mL, a rapid, profound, and durable HBV DNA reduction was noted following daily oral dose of 300 mg pevifoscorvir sodium monotherapy. At Week 48, 6 of 10 subjects (60%) achieved HBV DNA < LLOQ (10 IU/mL, TD or TND). With treatment extension, this rate increased to 10 of 10 subjects (100%) at Week 96. Additionally, HBV DNA level declined below the undetectable level (< LLOQ (TND, ≤4.29 IU/mL)) in 5 of 10 (50%) subjects at Week 96.

In HBeAg- subjects receiving daily dose of 300 mg pevifoscorvir sodium monotherapy, all 11 (100%) had rapid decline in HBV DNA levels < LLOQ (TD or TND) by Week 24 with HBV DNA suppression maintained for up to 96 weeks of treatment; further decline in 8 of 9 (89%) subjects below the undetectable level of HBV DNA to < LLOQ (10 IU/mL, TND) was noted at Week 96.

Furthermore, concurrent multi-log10 reductions in HBV antigens (HBsAg, HBeAg, and HBcrAg) in HBeAg+ subjects and HBcrAg decline in HBeAg- subjects were observed, suggesting the potential inhibition of cccDNA establishment by CAM-E secondary mechanism of action of pevifoscorvir sodium (Figure 4; Yuen et al., AASLD 2025). The disruption of the replication, integration, and cccDNA reservoir may also enhance the rates of functional cure.

Further, data presented at AASLD’s The Liver Meeting® 2025 highlighted outcomes for treatment-naïve or currently not treated HBeAg+ and HBeAg- subjects who completed 96 weeks of 300 mg pevifoscorvir sodium monotherapy, followed by 8 weeks of nucleos(t)ide analog (NA) monotherapy. Reductions in HBV DNA, HBV antigens, and HBV RNA were largely maintained during the NA-only 8-week follow-up period. Notably, viral biomarkers such as HBV antigens and HBV RNA are typically unaffected by NA therapy, suggesting that pevifoscorvir sodium may reduce the cccDNA pool through engagement of its secondary mechanism of action (Yuen et al., AASLD 2025).

Additionally, preclinical in vitro data demonstrated that ALG-001075, the active parent moiety of pevifoscorvir sodium, can prevent cccDNA formation and HBV DNA integration. This finding is further supported by cell-based studies, which showed prevention of cccDNA establishment and HBV DNA integration following treatment with ALG-001075 (Verheyen, et. al. AASLD 2025).

Figure 4 – Antiviral Effect of 300mg Pevifoscorvir Sodium Monotherapy in Subjects (HBeAg+) with Chronic HBV Infection

Mean HBV Antigen Change from Baseline

With the completion of the 96 week Phase 1 study, we initiated the Phase 2 B-SUPREME study (NCT06963710), which is designed as a randomized, double-blind, active-controlled multicenter study evaluating the safety and efficacy of pevifoscorvir sodium monotherapy compared with tenofovir disoproxil fumarate for 48 weeks in approximately 200 currently untreated HBeAg+ and HBeAg- adult subjects with chronic HBV infection. The primary endpoint in the HBeAg+ arm is HBV DNA <LLOQ (10 IU/mL, TD or TND) and the primary endpoint in the HBeAg- arm is HBV DNA <LLOQ (10 IU/mL, TND). The study is also evaluating safety, PK, and other secondary and exploratory HBV biomarkers, including reductions in HBV antigens and other markers of HBV infection.

The Phase 2 study has obtained regulatory approvals to move forward in every country included in the study and has reached the planned number of subjects enrolled in the HBeAg- cohort and is currently enrolling subjects in the HBeAg+ cohort.

The first interim analysis is expected to occur in the first half of 2026. The first protocol defined interim analysis includes approximately 60% (or 36) HBeAg- participants that complete 12 weeks of the treatment period. This enrollment milestone occurred in Q4 2025.

A second protocol defined interim analysis is planned when approximately 50% (or 55) HBeAg+ participants complete 24 weeks of the treatment period. This enrollment milestone occurred in January 2026. This interim analysis is expected to occur in the second half of 2026.

To preserve study integrity and comply with FDA regulatory requirements, we will remain blinded to subject-level data and will receive insights from the Data Safety Monitoring Board on protocol-specified assessments, including the potential for sample size re-estimation at each interim analysis.

Topline data for the Phase 2 B-SUPREME study are expected in 2027.

MASH, Obesity

According to the WHO, one in eight people worldwide are living with obesity as of 2022. Obesity is a complex disease caused by an overabundance of body fat that increases the risk of other comorbidities, such as MASH. The accumulation of fatty deposits in the liver, referred to as metabolic dysfunction-associated steatotic liver disease (MASLD), was estimated to occur in approximately 30% of the worldwide population as of 2019 (Younossi, et. al. Hep. 2023). An estimated 1.5% to 4.8% of the global population was estimated to have an ongoing inflammatory response to these excess fat deposits, which was previously referred to as NASH (non-alcoholic steatohepatitis), and is now called MASH (Fishman, et. al. Neph. Hep C. 2024). Over the past several years, the prevalence of MASH and obesity have continued to rise. In the absence of changes in diet and exercise, the inflammation inherent in MASH persists and may result in progressive fibrosis of the liver, which may result in cirrhosis. These fibrotic changes are associated with numerous morbidities including recurrent hospitalization for complications of cirrhosis, HCC, need for liver transplant, and death.

There are currently two approved drugs to treat MASH, a THR‑β agonist, resmetirom, and an incretin receptor agonist, semaglutide.

ALG‑055009: Potential best‑in‑class small molecule THR‑b agonist for MASH and obesity

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

The most advanced THR‑b agonist is resmetirom, which received FDA approval in MASH in March 2024 based on favorable Phase 3 data (Harrison et al., EASL 2023). This drug has demonstrated significant reductions in lipid levels in the liver and serum and, to date, has an acceptable risk-benefit profile. In addition, resmetirom has demonstrated histologic evidence of MASH resolution and fibrosis improvement in Phase 3, which are both FDA approvable MASH endpoints. Recently, resmetirom has presented data demonstrating improvements in subjects with cirrhosis. Our THR‑b drug candidate ALG‑055009 may have important advantages over this compound. Side-by-side cell-based experiments in HEK293T cells indicate that ALG‑055009 is 50-fold more potent and 2-fold more selective for the b receptor compared to resmetirom.

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

We completed a Phase 2a proof of concept study (HERALD) under an amendment to an open investigational new drug application (IND) in 2024 (NCT06342947). The study was designed as a 12‑week randomized, double‑blind, placebo‑controlled trial evaluating 4 doses of ALG‑055009 vs. placebo in 102 subjects with presumed liver fibrosis stage 1-3 (F1-F3) MASH. The primary endpoint of this study was percent relative change in liver fat content by MRI-PDFF at Week 12. This study also evaluated the safety and PK of ALG‑055009 treatment and its effect on multiple other efficacy biomarkers.

Twelve weeks of once daily oral dose of ALG‑055009 treatment in subjects with presumed MASH met the primary endpoint, with robust reductions in liver fat content at Week 12. Doses of 0.5 mg to 0.9 mg ALG‑055009 demonstrated statistically significant reductions in liver fat at Week 12, with placebo-adjusted median relative reductions up to 46.2% as measured by MRI-PDFF (Figure 5). Up to 70% of subjects achieved ≥30% relative reduction in liver fat compared to baseline, a positive prognostic indicator of histological improvements in MASH resolution and fibrosis reduction. Eighteen subjects who were on stable GLP-1 agonist therapy qualified for enrollment in the study, with liver fat content meeting the inclusion criteria of ≥10% at baseline as measured by MRI-PDFF. Notably, 11 out of 14 subjects on stable GLP-1 agonists treated with ALG‑055009 had liver fat decreases, whereas 4 out of 4 subjects on stable GLP-1 agonists treated with placebo had increases in liver fat over the 12-week dosing period (Figure 6).

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

Figure 6 – Additional Fat Reduction in Subjects with Stable Use of GLP-1 Agonists

Median Relative Percent Change in Liver Fat at Week 12

Obesity

Recently presented in vivo data in diet induced obese (DIO) mice treated with semaglutide (SEMA), tirzepatide (TIRZEP), or a combination of ALG-055009 and SEMA or TIRZEP for 28 days demonstrated synergistic weight loss in the combination groups compared to monotherapy groups. SEMA monotherapy resulted in a maximum of 23.9 ±2.6% body weight loss, while the combination of SEMA and ALG-055009 had an additional 8.6% decrease for a maximum 33% body weight loss. The low and high doses of TIRZEP led to maximum of 27.1 ±2.7% and 34.4 ±1.6% body weight loss, respectively. Combination of TIRZEP (low) or TIRZEP (high) with ALG-055009 induced an additional 11.7% and 5.8% decrease for a maximum of 39% and 40% body weight loss, respectively (Figure 7).

Furthermore, the additional weight loss in the combination therapy of either incretin receptor agonist and ALG-055009 was mainly due to additional loss of fat mass, with no significant effect on lean mass or food consumption as compared to incretin receptor agonist monotherapy. These preclinical data suggest a potentially significant benefit of adding ALG-055009 to an incretin receptor agonist therapy for weight loss, especially in combination with a low-dose of a potent molecule, such as tirzepatide.

Figure 7 – ALG-055009 + Tirzepatide: Combination Therapy Enhances

Body Weight Loss in Diet-Induced Obese (DIO) Mice

Based on its favorable potency/selectivity and PK, we believe ALG‑055009 has the potential to become a best-in-class THR‑b agonist and could play an integral role in future combination regimens for MASH and obesity. We are currently evaluating a variety of options to fund continued development including potential out-licensing.

Coronavirus

SARS-CoV-2 is responsible for the COVID-19 pandemic, which has infected more than 760 million individuals and is responsible for the death of more than 7 million individuals worldwide (WHO – 14 January 2025), including approximately 1.2 million in the US. After Middle East Respiratory Syndrome (MERS) and SARS (SARS‑CoV‑1), SARS‑CoV‑2 is the third known coronavirus to cross over from animal species to humans and cause significant morbidity and mortality in the past 20 years. Due to the COVID-19 pandemic and the risk of additional novel coronaviruses emerging in the future, there is a need to develop novel therapeutics with pan‑coronavirus activity that have a high barrier to resistance. Two orally available therapeutics have been authorized for the outpatient treatment of COVID-19, but both have important limitations related to sub-optimal efficacy (molnupiravir, a nucleoside analog; Merck) or the need for ritonavir boosting (PF‑07321332/nirmatrelvir, a viral protease inhibitor; Pfizer). Our drug candidate, ALG‑097558, has shown in preclinical studies to be 3-fold more potent in cell-based assays than nirmatrelvir against a panel of SARS‑CoV‑2 variants (including Omicron), has broad pan-coronavirus activity, and does not require ritonavir boosting based on preclinical studies.

ALG‑097558: Potential best‑in‑class small molecule ritonavir‑free pan‑coronavirus protease inhibitor

In 2024 we completed evaluation of the safety and pharmacokinetics of ALG‑097558 after single and multiple (twice daily dosing x 7 days) doses in HVs. In this first‑in‑human Phase 1 clinical study, single doses up to 2000 mg and multiple doses up to 800 mg Q12H for 7 days were well tolerated with an acceptable PK profile that indicated (1) ritonavir boosting is not required and (2) the absence of a clinically relevant DDI with midazolam, suggesting ALG‑097558 may be shown to be appropriate for co-administration with CYP3A4 substrates. Based on these Phase 1 data (Wilkes et al, RespiDart, 2024), the projected efficacious dose range to treat SARS‑CoV‑2 is 200‑600 mg ALG‑097558 Q12H x 5 days.

AGILE University of Liverpool, a UK government supported platform trial (MRC and Wellcome Trust funding), is sponsoring and performing a Phase 2 study in standard and high-risk COVID‑19 patients evaluating ALG‑097558 as monotherapy or in combination with remdesivir (NCT04746183).

Preclinical activities for our coronavirus program were partially funded through a grant from the National Institutes of Health (NIH) and the National Institute of Allergy and Infectious Diseases (NIAID) Antiviral Drug Discovery (AViDD) Centers for Pathogens of Pandemic Concern program through the Metropolitan AntiViral Drug Accelerator (MAVDA) consortium. Specific clinical and nonclinical studies for the ALG‑097558 program and the follow up compound are now also being funded with federal funds from the NIAID, NIH, Department of Health and Human Services, under Contract No. 75N93023C00052. We submitted an IND in the third quarter of 2024 and clinical studies in special populations were initiated in the second half of 2024 as part of this NIAID contract. We expect to receive approximately $15.3 million in funds across these two NIH awards and contracts to support these activities. We are also seeking additional external funding (e.g., from governmental agencies) to support future studies as we advance ALG‑097558 for the treatment of COVID‑19 and future coronavirus pandemics.

Early-stage discovery efforts

In addition to our development stage drug candidates, we are targeting additional novel liver and viral targets with our drug discovery platform, including our antisense oligonucleotide programs for chronic HBV infection and hepatitis delta infection. We are also pursuing backup candidates in order to create a robust portfolio of assets which we can draw upon to create an optimized regimen for treatment in all of our disease areas of interest.

Management

Our management team consists of a group of highly collaborative executives with decades of drug discovery and development experience and a proven track record of success in the areas of viral infections and liver diseases. Members of our management team have worked together across multiple companies, many for over a decade, and have been collectively involved in the discovery and/or development of a number of drugs that have been successfully commercialized, including Ganovo, Sovaldi, Infergen, Neupogen, Andexxa, Esbriet, Pegasys and Incivo among others. In support of our management team, we also have assembled an industry-leading board of directors and a world-class group of scientific advisors with significant experience in drug development for liver diseases and viral infections.

Our team’s collective experience and success in discovering and developing drugs targeting liver and viral diseases, combined with our in-house expertise in drug discovery, gives us a differentiated set of capabilities, which has enabled us to rapidly establish a robust pipeline consisting of multiple novel drug candidates.

Our Strategy

Our strategy is to develop pharmacologically optimized drug candidates designed to achieve improved treatment outcomes. Our areas of focus are liver and viral diseases, where our team is leveraging their in-depth knowledge and expertise to develop potential regimens addressing large areas of unmet medical need. The core elements of our business strategy include:

•
Maximizing the value of our drug candidates. We currently hold worldwide development and commercialization rights, including through exclusive licenses, to all our clinical drug candidates. We intend to pursue independent development and commercialization in select indications and markets that we can address with a specialty sales and marketing organization. We may opportunistically explore additional licensing agreements, collaborations or partnerships to develop our drug candidates in larger market indications where we could accelerate development utilizing the resources of larger biopharmaceutical companies, or to commercialize them in specific geographies.
•
Expanding our development capabilities and pipeline. We utilize our in-house discovery expertise to evaluate novel mechanisms of action with the potential to complement our current pipeline and work to continually improve upon our existing drug candidates. To further supplement our internal discovery and development efforts, we actively evaluate external technology platforms and assets for future development candidates for liver and viral diseases. To date, we have secured licenses for technology, including from Emory and KU Leuven.

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

CAM‑Es are small molecules that have been shown to significantly reduce HBV DNA and RNA levels in subjects with chronic HBV infection. We have identified ALG‑001075, which has demonstrated potentially best‑in‑class in vitro potency. The prodrug of ALG‑001075, pevifoscorvir sodium, has been evaluated as single and multiple doses in HVs and subjects with chronic HBV infection and been found to be well tolerated, with favorable PK, and substantial antiviral activity in subjects up to 96 weeks. Pevifoscorvir sodium is currently being evaluated in the Phase 2 B-Supreme study.

THR‑β agonists are small molecules that have been shown to significantly reduce circulating lipid levels and improve liver histology in patients with MASH. Based on publicly available and/or internally collected in vitro data for THR‑β agonists currently in clinical development, our drug candidate ALG‑055009 has demonstrated the greatest beta selectivity and highest potency for the THR‑b receptor to date. ALG‑055009 also demonstrated dose proportional pharmacokinetics with low variability and expected thyromimetic effects in a completed Phase 1 study evaluating dosing for up to 14 days. ALG‑055009 completed a Phase 2a study in 2024, which met the primary endpoint with statistically significant reductions in liver fat at Week 12 as measured by MRI-PDFF in subjects with presumed MASH.

Small molecule prodrugs

A prodrug is a compound that, after administration, is metabolized into the pharmacologically active parent drug. We use small molecule prodrug chemistry to optimize the drug-like properties of drug candidates to improve their solubility and pharmacokinetics. We have applied this approach to ALG‑001075 to create pevifoscorvir sodium, our lead CAM-E drug candidate, which is currently being evaluated in the clinic for the treatment of chronic HBV infection.

We are engaged in multiple other small molecule discovery efforts to identify additional potentially best‑in‑class drug candidates for the treatment of liver and viral diseases.

Peptidomimetics

Peptidomimetics are small molecules derived from short polypeptides that can be used as drug candidates against multiple targets. The peptidomimetic approach has been successfully used in the antiviral field to develop protease inhibitor drugs against Hepatitis C virus (HCV) and human immunodeficiency virus (HIV). Working in collaboration with KU Leuven, CISTIM, and the CD3, our team has discovered multiple potent potential drug candidates targeting the 3C-like protease of coronaviruses, which have shown pan-coronavirus activity and do not require ritonavir boosting based on nonclinical studies. ALG‑097558 is our lead protease inhibitor (PI) and has shown in clinical studies to be 3-fold more potent than nirmatrelvir and other PIs in clinical development in cell-based assays against a panel of SARS‑CoV‑2 variants (including Omicron). It also demonstrates broad pan-coronavirus activity, and based on clinical data to date, appears to not require ritonavir boosting. The safety and PK properties of ALG‑097558 were assessed in a Phase 1 study in HVs. Single doses up to 2000 mg and multiple doses up to 800 mg Q12H for 7 days were well tolerated with an acceptable PK profile that indicated (1) ritonavir boosting is not required and (2) the absence of a clinically relevant DDI with midazolam, suggesting ALG‑097558 may be shown to be appropriate for co-administration with CYP3A4 substrates. ALG‑097558 is currently being evaluated in a clinical study of standard and high‑risk COVID‑19 patients.

Oligonucleotide platform

We have distinct modalities within our oligonucleotide platform, including siRNAs. We have advanced multiple oligonucleotide drug candidates and are currently developing antisense oligonucleotides (ASOs) for the treatment of both chronic HBV infection and hepatitis delta infection.

We have exclusively licensed proprietary technologies that enhance our oligonucleotide platform. These technologies include third generation bridged nucleic acid (BNA) and N-acetylgalactosamine (GalNAc) chemistries, which can improve liver targeting, increase potency, and enhance pharmacokinetic properties.

Sales and marketing

All of our assets are currently pre-commercial, and as such we have not yet established a sales and marketing organization (other than at the senior management level) or distribution capabilities. We intend to pursue independent development and commercialization in select indications and markets, and plan to build a commercial infrastructure to support a specialty sales and marketing organization, as well as distribution capabilities. Similar to our research, clinical and manufacturing operations, we expect to manage sales, marketing and distribution through dedicated staff and third-party contractors and consultants. We may opportunistically explore licensing agreements, collaborations or partnerships with one or more pharmaceutical companies to enhance our commercial capabilities.

Manufacturing

We are currently developing drug candidates in two primary modalities: small molecules and oligonucleotides. We have internal small molecule and oligonucleotide chemistry teams that are able to produce drug candidates at sufficient scale to support discovery activities. In addition, we have a dedicated internal chemistry, manufacturing and control (CMC) team that works with contract development and manufacturing organizations (CDMOs) to produce drug candidates in larger quantities, including to support nonclinical and clinical studies. We have built the teams and infrastructure needed to conduct and manage process development, analytical development, quality, manufacturing and supply chain activities.

Small molecule manufacturing

Small molecule manufacturing is a mature industry and is well supported by an extensive network of contract manufacturers. Our internal CMC team works collaboratively with such contract manufacturers on the pharmaceutical development process research and development, and manufacturing optimization of our drug candidates.

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

Any drug candidates that we successfully develop and commercialize may compete with existing therapies and/or new therapies that may become available in the future. Our competitors may obtain regulatory approval of their candidates more rapidly than we do or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our drug candidates or any future drug candidates. Our competitors may also develop drugs that are more effective, more convenient, more widely used and less costly or that have a better safety profile than our drugs (if approved) and these competitors may also be more successful than we are in manufacturing and marketing their products. If we are unable to compete effectively against our competitors, we may not be able to commercialize our drug candidates or any future drug candidates or achieve a competitive position in the market. This would adversely affect our ability to generate revenue. It is likely that our competitors, either working alone or in collaboration with others, will have significantly greater financial resources, an established presence in target markets, expertise in research and development, manufacturing, nonclinical and clinical testing, and experience obtaining regulatory approvals and reimbursement and marketing approved products than we do. We are also in competition for the limited qualified scientific, sales, marketing and management personnel, space at clinical trial sites, for patient registration for clinical trials and technologies complementary to, or necessary for, our programs. New competitors may emerge, smaller or early-stage companies may grow, either on their own or through collaborative arrangements with large and established companies and competitors may concentrate through mergers and acquisitions.

Chronic HBV infection competitors

Current FDA-approved treatments for chronic HBV infection include peg-IFNα, marketed by Roche Holding AG (Roche), and oral antiviral agents such as nucleos(t)ide analogs, marketed by Gilead Sciences, Inc. (Gilead) and Bristol-Myers Squibb Company. These treatments have not been proven to lead to either a functional or a complete cure in the vast majority of patients, and in the case of nucleos(t)ide analogs, may require life-long treatment. Several large and small pharmaceutical companies are developing programs with various mechanisms of action, to be used alone or in combination, with the goal of achieving higher rates of viral suppression or functional cure in patients with chronic HBV infection. Companies with oligonucleotide agents in clinical development include Arbutus Biopharma Corporation, Ionis Pharmaceuticals, Inc. (together with GlaxoSmithKline plc (GSK)), Arrowhead Pharmaceuticals, Inc. (together with Janssen Pharmaceuticals, Inc. (Janssen)), and Precision BioSciences, Inc. Several companies are developing CAM-Es, including Assembly Biosciences Inc. Several companies, including Janssen, are developing therapeutic vaccines for HBV, and several others have approved HBV vaccines, including Dynavax Technologies, Inc., GSK, Johnson & Johnson, and Merck. Replicor, Inc. is developing nucleic acid polymers (NAPs) for use in patients with chronic HBV infection.

MASH and obesity competitors

There are currently two FDA-approved treatments for MASH: Madrigal Pharmaceuticals, Inc.'s THR-b agonist and Novo Nordisk's GLP-1 receptor agonist semaglutide. A number of pharmaceutical companies, including AbbVie, Inc., AstraZeneca PLC/MedImmune LLC, Bristol‑Myers Squibb Company, Eli Lilly and Company, Merck, Pfizer, Inc., Novo Nordisk, Roche, as well as large and small biotechnology companies such as Gilead and Inventiva Pharma SA, are pursuing the development or marketing of pharmaceuticals that target MASH.

Current FDA approved treatments for obesity include injectable and oral GLP-1 receptor agonists, such as Novo Nordisk’s semaglutide, as well as injectable dual agonists such as Eli Lilly and Company’s tirzepatide. Many companies are developing next-generation incretin receptor agonists, including in oral form, such as Eli Lilly and Company’s orfoglipron. Various other mechanisms are currently under development, including Pfizer’s amylin analog and Novo Nordisk’s CB1 receptor monlunabant.

It is also probable that the number of companies seeking to develop products and therapies for the treatment of obesity as well as serious metabolic diseases, such as MASH, will increase.

Coronaviruses competitors

In addition to remdesivir, which is FDA-approved, Pfizer, Inc. has received approval from the FDA for Paxlovid, an orally administered SARS-CoV-2 protease inhibitor co‑administered with ritonavir. Similarly, Merck (together with Ridgeback Bio), is developing the drug molnupiravir, an oral antiviral drug which was issued an emergency use authorization by the FDA on December 23, 2021.

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

In June 2020, we amended the license agreement with Emory. Pursuant to the amended license agreement, Emory granted us additional patent rights to certain compounds targeting the treatment or prevention of HBV. As consideration for the additional rights, we made a one-time, non-refundable payment to Emory in the amount of $0.2 million, with an additional obligation to pay up to a maximum of $35,000. On the same date, we entered into a collaboration agreement with Emory, with the initial research plan pertaining to the synthesis and evaluation of the compounds licensed through the additional patent rights granted in the amended license agreement. The research plan was set to terminate one year from the effective date of June 2020 but we exercised our option to extend it for a second year. In June 2022, the research plan terminated. In connection with the research plan, we provided Emory funding up to $0.3 million per year.

We have agreed to pay Emory up to an aggregate of $125.0 million upon the achievement of specified development, regulatory, and commercial milestones, and all ongoing patent costs. During the year ended December 31, 2025, we paid $9.0 million related to milestone payments due to the first subject dosed in a Phase 2 clinical trial. No milestone payments were made in the year ended December 31, 2024. We also agreed to pay Emory tiered single-digit royalties on worldwide annual net sales of licensed products, on a quarterly basis and calculated on a product-by-product basis. With respect to licensed products containing any of a specified subset of the licensed compounds, such royalties range from a mid-single digit to a high-single digit percentage rate. With respect to licensed products which do not contain such compounds, the royalties span a range of percentage rates within the mid-single digits if a Phase 1 clinical trial is initiated for the product within three years of the effective date of the Emory License Agreement, and range from a low-single digit to a mid-single digit rate if a Phase 1 clinical trial is initiated more than three years after the effective date.

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

Agreement with Katholieke Universiteit Leuven (KU Leuven)

On June 25, 2020, we entered into a Research, Licensing and Commercialization Agreement (KU Leuven Agreement) with KU Leuven, under which we are collaborating with KU Leuven’s Rega Institute for Medical Research, as well as its CD3, to research and develop potential protease inhibitors for the treatment, diagnosis or prevention of coronaviruses, including of SARS-CoV-2. Unless terminated earlier by either party in accordance with provisions in the agreement, the collaboration period will terminate at the earlier of completion of all collaboration activities or 2.5 years. In connection with the KU Leuven Agreement, we and KU Leuven granted each other exclusive cross-licenses to use certain know-how and existing patents of the other party as well as certain joint know-how and joint patents to carry out research and development collaboration activities during the collaboration period. As of December 2022, the original collaboration period has expired. An amendment to the agreement was agreed in July 2023 to include a new collaboration plan. KU Leuven granted to us an exclusive (including as to KU Leuven), worldwide license under certain of KU Leuven’s know-how, and certain joint patents and joint know-how, to manufacture and commercialize the licensed products for the treatment, diagnosis or detection of viral infections in humans. KU Leuven reserved the right to use all KU Leuven knowhow, joint patents and joint know-how for academic and non-commercial research and teaching purposes. As consideration for this license, we are obligated to make payments to KU Leuven, in aggregate, totaling up to but no more than $30.0 million upon the achievement of certain commercial sales milestones. For each licensed product developed through KU Leuven and our collaborative effort, we are obligated to make payments to KU Leuven, in aggregate, totaling up to $32.0 million upon the achievement of certain development and regulatory milestones. We are also required to pay KU Leuven a low-to-mid-single digit royalty percentage, subject to certain adjustments, on net sales of applicable products, if any. We are also required to pay a share of upfront transaction consideration received to KU Leuven should the program be partnered with an external party. Unless terminated earlier by either party, the agreement shall continue until the expiration of the last to expire royalty term, which is the later of the expiration or termination of the last valid patent claim covering the manufacture, use, sale or importation of the licensed product in a particular country or 10 years after the first commercial sale of a licensed product.

Intellectual property

One key to our success is our ability to establish and maintain protection for our drug candidates, platform technology and know-how, in order to enforce and defend our intellectual property rights. To protect our drug candidates and technologies, we file U.S., Patent Cooperation Treaty (PCT) and foreign patent applications related to our inventions, improvements, methods of use, manufacturing and analytical processes and technology. We also rely on our know-how, confidential methodologies and processes and continuing technological innovation as well as our active third-party intellectual property in-licensing program to develop and maintain our proprietary positions, in addition to trademarks, copyrights and trade secret laws, and employee disclosure and invention assignment agreements. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees, advisors and consultants, these agreements may be breached, and we may not have adequate remedies for any breach. In addition, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. As a result, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual or entity during the course of the party’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived of by the individual during the course of employment, and which relate to or are reasonably capable or being used in our current or planned business or research and development, are our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary technology by third parties. However, such agreements and policies may be breached, and we may not have adequate remedies for such breaches. For more information regarding the risks related to our intellectual property, see the section titled “Risk Factors—Risks related to intellectual property.”

We have licensed patents and patent applications from various entities, including Emory and KU Leuven, which are further described below. Regarding our owned patent portfolio, as of December 31, 2025, we own 34 issued U.S. patents, 26 U.S. non-provisional patent applications, 9 U.S. provisional patent applications (excluding any non-expired U.S. provisional applications to which priority has already been claimed), 9 PCT applications, 34 issued foreign patents and 177 foreign patent applications, including pending applications in the Arab Emirates, ARIPO, Argentina, Australia, Brazil, Canada, Chile, China, Colombia, Eurasia, Egypt, the EU, Georgia, Indonesia, Israel, India, Japan, South Korea, Malaysia, Mexico, New Zealand, OAPI, Peru, Philippines, Russian Federation, Singapore, Thailand, Taiwan, Ukraine, Uzbekistan and South Africa. The expected expiration dates of our issued patents are between 2040 and 2043, and any patents that issue from our non-provisional U.S. and foreign patent applications are expected to expire between 2040 to 2045, excluding any potentially available patent term extensions and/or patent term adjustments.

For our drug candidates, we have filed and licensed certain patent applications and we generally intend to pursue patent protection covering compositions of matter, methods of making, form and formulation, and methods of use of such drug candidates. As of December 31, 2025, we own 6 U.S. patents with claims directed to either pevifoscorvir sodium, ALG‑055009 and ALG‑097558.

Licensed intellectual property

Emory University

We have licensed exclusive rights to a patent estate from Emory in the CAM-E chemical space, consisting of 2 issued U.S. patents, one pending non-provisional U.S. patent application as well as 22 issued or allowed foreign patents and 21 foreign patent applications. The issued U.S. patents have an expected expiration date of March 2037, and any patents that issue from our non-provisional U.S. and foreign patent applications are expected to expire between 2037 and 2041, excluding any potentially available patent term extensions or adjustments.

KU Leuven

As part of our collaboration with KU Leuven, we have filed and co-own a patent estate that consists of 5 issued US patents, 4 non-provisional US patent applications, 1 provisional US patent application, 1 PCT, 2 issued foreign patents and 34 pending foreign patent applications. The issued US patents have expiration dates ranging from 2041 through 2043, not including the potential for patent term extensions or adjustments. Any patents that issue from our provisional or non-provisional US applications are expected to expire between 2043 and 2046, not including the potential for patent term extensions or adjustments.

Drug candidate intellectual property

Hepatitis B - pevifoscorvir sodium and additional potential drug candidates

We have a patent family that include 2 issued U.S. patents, 2 non-provisional U.S. patent applications, one provisional patent application and 38 applications pending across multiple jurisdictions which have claims directed to either compositions of matter, formulations or method of use for pevifoscorvir sodium, our lead CAM-E molecule for the treatment of chronic hepatitis B. Some of these applications are co-owned by Aligos and a collaborator. These patent families include claims directed to combination treatment with our lead molecule with other modes of action drugs and drug candidates directed against chronic HBV infection. Our issued U.S. Patents 11,191,747 and 11,771,680 are projected to expire in April 2040, and any patents that issue from our non-provisional U.S. and foreign patent applications are expected to expire in the 2040 - 2045 range, excluding any potentially available patent term extension or adjustment.

MASH and Obesity - ALG‑055009 and additional potential drug candidates

We own a patent family that includes 2 issued U.S. patents, 3 U.S. non-provisional applications, 4 U.S. provisional applications, 2 PCT applications, 18 issued foreign applications and 21 foreign applications which have claims directed to either composition of matter, manufacturing, formulations or methods of use for ALG‑055009, our lead drug candidate for the treatment of MASH / Obesity. These patent families also disclose combination therapies with our lead molecule. Our issued U.S. Patents 11,091,467 and 12,180,192 are expected to expire in May 2040, and any patents that issue from our non-provisional U.S. application is expected to expire between 2040 and 2045, excluding any potentially available patent term extensions or patent term adjustments.

Coronaviruses - ALG-097558 and additional potential drug candidates

We own a patent family that includes 2 issued U.S. patents, one non-provisional U.S. application, and 26 foreign patent applications all of which have claims directed to compositions of matter and method of use, including for ALG‑097558, our lead drug candidate for the treatment of coronavirus. This patent family also discloses combination therapies with our lead molecule. Our issued U.S patents 11,851,422 and 12,252,481 and any patent that issues from our non-provisional patent application expire in 2042, excluding any potentially available patent term extension or adjustment.

Discovery pipeline intellectual property

Hepatitis B

We own multiple additional patent families of applications that include claims directed to compositions of matter, pharmaceutical compositions and methods of use for the treatment of chronic HBV infection with our additional drug candidates. These families include 14 issued U.S. patents, 10 U.S. non-provisional patent applications, one U.S. provisional patent application, 2 PCT patent applications, 3 issued foreign patents and 60 foreign patent applications in the small molecule and oligonucleotide space. These patent families also disclose combination therapies with our drug candidates and other compounds for treating chronic HBV infection. Our issued patents and any patents that issue from our U.S. non-provisional or foreign patent applications in these patent families are expected to expire between 2040 to 2045, excluding any potentially available patent term extensions or patent term adjustments.

MASH and Obesity

We have 4 issued U.S. patents, 5 non-provisional U.S. patent applications, one provisional U.S. patent application, one PCT application and 14 foreign patent applications that include claims directed to compositions of matter and methods of use with our additional drug candidates, both small molecule and oligonucleotide related, for the treatment of MASH / Obesity. These applications also disclose combination therapies with our drug candidates and other compounds for treating MASH. Our issued patents are expected to expire in 2041, and any patents that issue from our non-provisional U.S. and foreign applications are projected to expire in between 2041 and 2045, excluding any potentially available patent term extensions or patent term adjustments.

Coronaviruses

We have 2 allowed U.S. patent applications, 4 U.S. non-provisional patent applications, 2 US provisional patent applications, one PCT application, two foreign patents and 6 foreign applications that include claims directed to compositions of matter, pharmaceutical compositions, and methods of use for treating coronaviruses. Some of these applications are co-owned by Aligos and a collaborator. These patent families also include disclosures relating to combination therapy strategies for treating coronaviruses. For our issued U.S. patents and any patents that issue from our U.S. non-provisional and foreign patent applications, these are expected to expire from 2041 to 2045, excluding any potentially available patent term extensions or patent term adjustments.

With respect to both our licensed and our owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any current patents or any patents that may be granted to us in the future will be commercially useful in protecting our platforms and drug candidates and the methods used to manufacture them. Moreover, the time required for development, testing and regulatory review of our drug candidates may shorten the length of effective patent protection following commercialization. If we do obtain any patents for our drug candidates, the term of such patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. In the United States, the patent term of a patent that covers an FDA approved drug or biologic may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time that the drug or biologic is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug or biologic may be extended. Similar provisions are available in the EU and other foreign jurisdictions to extend the term of a patent that covers an approved drug or biologic. In the future, if our drug candidates receive FDA approval and if our patent applications relating to such drug candidates issue as patents, we expect to apply for patent term extensions where applicable on patents covering those drugs. We plan to seek patent term extensions to any of our future issued patents in any jurisdiction where these are available, however there is no guarantee that the applicable authorities, including FDA in the United States, will agree with our assessment of whether these extensions should be granted, and if granted, the length of these extensions. For this and other risks related to our proprietary technology, inventions, improvements, platforms and product candidates, see the section titled “Risk Factors—Risks related to intellectual property.”

Trademarks

Our trademark portfolio contains several trademark applications and registrations, including U.S. and foreign, as of December 31, 2025. The trademark portfolio includes the mark ALIGOS which is registered in the United States, Australia, the EU, Great Britain, Japan, and China.

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

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for participation in each clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the efficacy criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Additionally, approval must also be obtained from each clinical trial site’s IRB (or a central IRB) before a trial may be initiated at the site, and the IRB must monitor the trial until completed. Sponsors of clinical trials generally must register and report ongoing clinical trials and clinical trial results to public registries, including the website maintained by the U.S. National Institutes of Health, ClinicalTrials.gov.

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

International regulation

In addition to regulations in the United States, we are subject to certain and could become subject to a variety of additional foreign regulations regarding development, approval, commercial sales and distribution of our drugs if we seek to market our drugs (if approved) in other jurisdictions. As we have ongoing clinical trials in foreign jurisdictions, we are subject to the laws of such countries in order to conduct such clinical trials. Whether or not we obtain FDA approval for a drug candidate, we must obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the drug in those countries. The approval process varies from country to country and can involve additional drug testing and additional review periods, and the time may be longer or shorter than that required to obtain FDA approval. The requirements governing, among other things, the conduct of clinical trials, drug licensing, pricing and reimbursement vary greatly from country to country. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. If we fail to comply with applicable foreign regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, drug recalls, seizure of drugs, operating restrictions and criminal prosecution.

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

The marketability of any drug candidates for which we or our collaborators receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Recently, the U.S. government has increased its focus on drug pricing in the US, including through “most favored nation” pricing initiatives. Even if favorable coverage and reimbursement status is attained for one or more drug candidates for which we or our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services, implementing reductions in Medicare and other healthcare funding and applying new payment methodologies. For example, the Affordable Care Act, or ACA was enacted in 2010, which affected existing government healthcare programs and resulted in the development of new programs.

Among the ACA’s provisions of importance to our business, are provisions related to our ability to commercialize and the prices we may obtain for any drug candidates that are approved for sale, an increase of the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, an extension of manufacturer rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations, and the establishment of an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers, which went into effect on April 1, 2013, and will remain in effect through 2032, unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, enacted in 2013, among other things, further reduced Medicare payments to several providers. The American Rescue Plan Act of 2021, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug's average manufacturer price.

There has also been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which has resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. The Inflation Reduction Act (the IRA) was enacted in 2022. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The Centers for Medicare & Medicaid Services, or CMS, has published the negotiated prices for the initial ten drugs, which went into effect in 2026, and the subsequent 15 drugs, which will first be effective in 2027. CMS has also published the next set of 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the drug price negotiated program is currently subject to legal challenges. The impact of the IRA on us and the pharmaceutical industry cannot yet be fully determined, but is likely to be significant.

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

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the United States. On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the United States to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, and published two proposed regulations in

December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. Imposing a rebate in the U.S. that is based on drug prices outside the U.S. would mark a drastic and unprecedented shift in the U.S. pharmaceutical market, and while the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant.

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

Employees and human capital resources

As of December 31, 2025, we had 82 full-time employees, including 64 employees engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Since inception, we have incurred significant net losses. Our net losses were $24.2 million for the year ended December 31, 2025 and $131.2 million for the year ended December 31, 2024. As of December 31, 2025, we had total stockholders’ equity of $53.5 million. We have funded our operations to date primarily with proceeds from the sale of common stock, preferred stock, convertible notes and warrants, and to a lesser extent from upfront payments under our license/collaboration agreements. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete registrational clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our drug candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We may continue to incur significant expenses and operating losses for the foreseeable future.

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

Our operations have consumed substantial amounts of cash since our inception. Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our initial nonclinical and clinical drug candidates. Nonclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. In October 2023 and February 2025, we closed private investments of our securities that generated $92.1 million and $105.0 million in gross proceeds, respectively, before deducting placement agent fees and other offering expenses. As of December 31, 2025, we had cash, cash equivalents and short-term investments of $77.8 million. We expect to continue to spend substantial amounts to continue the nonclinical and clinical development of our current and future programs. If we are able to gain marketing approval for drug candidates that we develop, we will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate we develop.

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

The report of our independent registered public accounting firm for the year ended December 31, 2025 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in the auditor’s report on our audited annual financial statements as of and for the year ended December 31, 2025, our independent auditors included a paragraph regarding our ability to continue as going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock and we may have a more difficult time obtaining financing. Further, the perception that we may be unable to continue as a going concern may impede our ability to raise additional funds or operate our business due to concerns regarding our ability to discharge our contractual obligations.

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

In order to obtain approval from the FDA and other major regulatory agencies in non-U.S. countries to market a new drug candidate, we must demonstrate proof of safety and efficacy in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a drug candidate, we must complete extensive nonclinical studies that support our planned INDs or CTAs in the United States and other countries. At this time, we are evaluating drug candidates in clinical trials in many countries (e.g., United States, Canada, and throughout Asia and Europe). The rest of our programs are in nonclinical research or earlier stages of development, including our other chronic hepatitis B virus and hepatitis delta infection drug candidates and our coronavirus drug candidates. We cannot be certain of the timely completion or outcome of our nonclinical studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our nonclinical studies will ultimately support further development of our programs. In addition, the FDA may decline to accept the data we obtain from foreign clinical studies in support of an IND or NDA in the United States, which may require us to repeat or conduct additional nonclinical studies or clinical trials that we did not anticipate in the United States. As a result, we cannot be sure that we will be able to submit INDs in the United States, or CTAs or similar applications in other jurisdictions, on the timelines we expect, if at all, and we cannot be sure that submission of INDs, CTAs or similar applications will result in the FDA or other regulatory authorities allowing additional clinical trials to begin.

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

To obtain the requisite regulatory approvals to commercialize any of our drug candidates, we must demonstrate through extensive nonclinical studies and clinical trials that our products are safe and effective in humans. Clinical trials are expensive and can take many years to complete, and their outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful. For example, in January 2022, we halted further development of ALG‑010133. This decision was based on emerging data from the Phase 1 Study ALG-010133-101, that indicated that at the projected efficacious dose (400 mg, estimated to achieve liver exposures >3 x EC90 for HBsAg inhibition) there was no meaningful HBsAg reduction. Furthermore, higher dose levels (maximum feasible dose is 600 mg) that were planned to be evaluated in a subsequent cohort were very unlikely to reach the 1 log10 IU/mL HBsAg reduction level that we had previously defined as necessary to advance the program. As another example, in March 2022, we discontinued further development of our ASO drug candidate for chronic HBV infection, ALG‑020572, due to an unanticipated serious adverse event involving significant increase in ALT in one chronic HBV infection subject and several other subjects experiencing ALT flares in the same study. Finally, for our siRNA drug candidate targeting HBsAg production, ALG‑125755, we conducted a Phase 1 study evaluating single doses ranging from 20-200 mg and 50-320 mg in HVs and virologically suppressed HBeAg negative subjects with chronic HBV infection, respectively. In this study, we found that these single doses were well tolerated with a favorable PK profile. With respect to antiviral activity, while available data indicate evidence of HBsAg lowering at all 3 dose levels evaluated, the comparative efficacy of ALG-125755 vs. competitor siRNAs is inconclusive. Because further clinical evaluation of ALG-125755 is not prioritized with current funding, any further advancement of ALG-125755 will require additional external funding which we may not be able to obtain.

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

The U.S. BIOSECURE Act, which was enacted in December 2025, prohibits federal agencies from procuring or using any biotechnology equipment or services from “biotechnology companies of concern”, or entering into, extending, or renewing any contracts with entities that use such biotechnology equipment or services from “biotechnology companies of concern”. Congress has interpreted a “biotechnology company of concern” as an entity that is under the control of a foreign adversary and that poses a risk to national security based on its research or multiomic data collection (e.g., collection of genomic information). While the U.S. BIOSECURE Act has a grandfathering period of five years for existing contracts, and has carveouts for manufacture of drugs for supply under Medicaid and Medicare Part B, subject to the Secretary of Veteran Affairs’ discretion, the impact of the U.S. BIOSECURE Act on the biotechnology industry is uncertain. If the foreign CROs and CMOs we rely on become subject to trade restrictions, sanctions, increased tariffs or other regulatory requirements by the U.S. government (including designation as a “biotechnology company of concern” under the U.S. BIOSECURE Act), or if the U.S. or Chinese government take retaliatory actions due to recent or increased tensions between the U.S. and China, it may have the potential to severely restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain “biotechnology companies of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government.

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

We have invested a significant portion of our time and financial resources in the pursuit of a treatment for chronic HBV infection, including pevifoscorvir sodium, a CAM-E that is currently in a Phase 2 trial. If we cannot successfully develop, obtain regulatory approval for and commercialize our drug candidates for the treatment of chronic HBV infection, our business may be harmed. The mechanism of action of our chronic HBV infection drug candidates is complex, and we do not know the degree to which it will translate into a therapeutic benefit, if any, in chronic HBV infection or any other indication, and we do not know the degree to which the complex mechanism of action may contribute to long-term safety issues or adverse events when our drug candidates are taken for prolonged periods, as is inherent in the treatment of chronic HBV infection.

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

We have invested a significant portion of our time and financial resources in the pursuit of a treatment for MASH, including ALG-055009, our THR‑ß agonist which has completed a Phase 2a trial. In addition, we have conducted nonclinical research in obesity using our THR-ß agonist. If we cannot successfully develop, obtain regulatory approval for and commercialize our drug candidates for the treatment of MASH and/or obesity, our business may be harmed. The mechanism of action of our THR-ß agonist candidates is complex, and we do not know the degree to which it will translate into a therapeutic benefit, if any, in MASH, obesity or any other indication, and we do not know the degree to which the complex mechanism of action may contribute to long-term safety issues or adverse events when our drug candidates are taken for prolonged periods.

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

In the past, we have committed significant personnel to the development of ALG-097558 for COVID-19. COVID-19 may be substantially eradicated prior to our development of a successful therapy or a vaccine may be developed that is highly efficacious and widely adopted, reducing or eliminating the need for therapies to treat the disease. For instance, the Pfizer/BioNTech BNT162b2, the adenovirus type 26 (Ad26) vaccine by Janssen Pharmaceutical Companies of Johnson & Johnson, Moderna mRNA-1273 and Novavax NVX-CoV2373 COVID-19 vaccines have been approved and/or authorized for emergency use and have been widely administered in various countries throughout the world which could adversely impact the need for our potential COVID-19 therapies. Further, while we hope to develop potential therapies that are effective against other or future coronaviruses, in addition to SARS-CoV-2, we cannot be certain this will be the case. If our potential therapies are not effective against other or future coronaviruses, the value and/or sales potential of our therapies will be reduced or eliminated. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our potential therapies, if developed, may not be partially or fully effective, and may ultimately prove unsuccessful or unprofitable. Furthermore, there are no assurances that our therapy will be approved for inclusion in government stockpile programs, which may be material to the commercial success of any approved coronavirus-related drug candidate, either in the United States or abroad.

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

In addition, another party may be successful in producing a more efficacious therapy for COVID-19 or a therapy with a more convenient or preferred route of administration or in producing a therapy in a more timely manner, which may lead to the diversion of funding away from us and toward other companies or lead to decreased demand for our potential therapies. For instance, on May 25, 2023, Pfizer, Inc. received an approval from the FDA for Paxlovid, an orally administered SARS-CoV-2 protease inhibitor co-administered with ritonavir. Similarly, Merck (together with Ridgeback Bio), is developing the drug molnupiravir, an oral antiviral drug which was issued an emergency use authorization by the FDA on December 23, 2021. Several drugs are likely being used off-label for treatment, such as dexamethasone. There are significant efforts by other companies globally to develop both therapeutic and prophylactic drug candidates. These other entities may be more successful at developing, manufacturing or commercializing a therapy for COVID-19, especially given that several of these other organizations are much larger than we are and have access to larger pools of capital, including U.S. government funding, and broader manufacturing infrastructure. The success or failure of other entities, or perceived success or failure, may adversely impact our ability to obtain any future funding for our development and manufacturing efforts or to ultimately commercialize a therapy for COVID-19, if approved.

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

If any current or future drug candidate we develop receives marketing approval, whether as a single agent or in combination with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community, or such participants may prefer existing treatment options such as, in the case of pevifoscorvir sodium, nucleos(t)ide analogs including tenofovir alafenamide, tenofovir disoproxil fumarate, and entecavir for treatment of chronic HBV infection. If the drug candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable for a full fiscal year. The degree of market acceptance of any drug candidate, if approved for commercial sale, will depend on a number of factors, including:

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

We engage in international operations with offices in the United States, Belgium and China as well as third-party suppliers spanning multiple countries outside the United States, and we intend to seek approval to market our drug candidates within and outside of the United States. We may also do so for future drug candidates. Due to the complex relationship among the United States and the countries in which we conduct our business, there is an inherent risk that political, diplomatic, and national security factors may lead to global trade restrictions and changes to trade policies or export and import regulations which could harm our business. The United States government has implemented tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, which may include tariffs on imported pharmaceutical products. In response, certain foreign governments have announced or implemented reciprocal or retaliatory tariffs and other protectionist measures. Additionally, some pharmaceutical companies have negotiated trade deals with the Trump Administration to address the tariffs. The United States government’s tariff policy has undergone rapid shifts, creating uncertainly that may harm our business by, among other things, leading to higher import prices and negatively impacting market conditions.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, government shutdowns, statutory, regulatory, and policy changes, layoffs at the FDA and other government agencies, the FDA’s hiring and retention of key personnel and receipt of user fees, changes in senior leadership at FDA and HHS, and other events that may otherwise affect the FDA’s performance of routine functions. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, on October 1, 2025, the U.S. government initiated a shutdown that lasted 43 days, and certain regulatory agencies, such as the FDA, had to furlough employees and stop certain activities. Such shutdowns have also occurred several times in the past, with the longest prior shutdown beginning December 22, 2018 and lasting 35 days. There is no assurance that a similar shutdown will not occur in the future, causing delays at the FDA and other key agencies.

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

We currently focus our product development on novel therapeutics to address unmet needs in hepatological indications and viral diseases. Our eligible patient population, pricing estimates and available coverage and reimbursement may differ significantly from the actual market addressable by our drug candidates. Our estimates of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our drug candidates, are based on our beliefs and analyses based on a variety of sources, including scientific literature, patient foundations or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of the diseases we are targeting. The number of patients may turn out to be lower than expected, and the potentially addressable patient population for each of our drug candidates may be limited or may not be receptive to treatment with our drug candidates, and new patients may become increasingly difficult to identify or access. Certain potential patients may have or develop a resistance to our potential therapies or otherwise be unable to be treated with our potential therapies for chronic HBV infection, COVID-19 or other viral diseases as a result of their genetic makeup. In addition, the route of administration for our potential therapies could be inconvenient and/or not commercially viable, which could also limit the potential market for our therapies.

If the market opportunities for our drug candidates are smaller than we estimate, it could have an adverse effect on our business, financial condition, results of operations and prospects.

For example, we believe MASH to be one of the most prevalent chronic liver diseases worldwide, however, our projections of the number of people who have MASH, as well as the subset of people with the disease who have the potential to benefit from treatment with our drug candidates, are based on our beliefs and estimates. The effort to identify patients with MASH is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. MASH is often undiagnosed and may be left undiagnosed for a long time, partly due to the disease being largely asymptomatic. Further, if government authorities and third-party payors choose to limit coverage and reimbursement of our MASH drug candidate, such as limiting the number of patients’ treatment that would be covered and reimbursable, this could result in a smaller market opportunity for our MASH drug candidate than we anticipate.

In addition, the number of people who have chronic HBV infection, as well as the subset of people with the disease who have the potential to benefit from treatment with our drug candidates, may be reduced due to factors including the genotype or variant of HBV, availability of alternative therapies, political roadblocks to approval and/or treatment in certain countries and the virus’s development of resistance to our potential treatments after long-term and persistent exposure to antiviral therapy.

We intend to develop our current drug candidates, and expect to develop other future drug candidates, in combination with other therapies, which exposes us to additional risks.

We intend to develop our current drug candidates, and expect to develop other future drug candidates, in combination with one or more therapies, including therapies that we develop and those developed externally. Even if a drug candidate we develop were to receive marketing approval or be commercialized for use in combination with other therapies, we would face the risk that the FDA or similar regulatory authority outside of the United States could revoke approval of the therapy used in combination with our drug candidate or that safety, efficacy, manufacturing or supply issues could arise with these other therapies. Combination therapies are commonly used for the treatment of viral diseases and it is generally believed they will be required for MASH, and we would be subject to similar risks if we develop any of our drug candidates for use in combination with other drugs. Our potential development of a THR-ß agonist for obesity may also rely on combination therapy, for example combinations with incretin receptor agonists. Issues with other products could result in our own products, if approved, being removed from the market or suffering commercially. In addition, we may evaluate our current drug candidates and other future drug candidates in combination with one or more other therapies that may have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States. We will not be able to market and sell any drug candidate we develop in combination with any such unapproved therapies that do not ultimately obtain marketing approval.

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

Current FDA-approved treatments for chronic HBV infection include peg-IFNα, marketed by Roche Holding AG (Roche), and oral antiviral agents such as nucleos(t)ide analogs, marketed by Gilead Sciences, Inc. (Gilead) and Bristol-Myers Squibb Company. These treatments have not been proven to lead to either a functional or a complete cure in the vast majority of patients, and in the case of nucleos(t)ide analogs, may require life-long treatment. Several large and small pharmaceutical companies are developing programs with various mechanisms of action, to be used alone or in combination, with the goal of achieving higher rates of viral suppression or functional cure in patients with chronic HBV infection. Companies with oligonucleotide agents in clinical development include Arbutus Biopharma Corporation, Ionis Pharmaceuticals, Inc. (together with GlaxoSmithKline plc (GSK)), Arrowhead Pharmaceuticals, Inc. (together with Janssen Pharmaceuticals, Inc. (Janssen)), and Precision BioSciences, Inc. Several companies are developing CAM-Es, including Assembly Biosciences Inc. Several companies, including Janssen, are developing therapeutic vaccines for HBV, and several others have approved HBV vaccines, including Dynavax Technologies, Inc., GSK, Johnson & Johnson, and Merck. Replicor, Inc. is developing nucleic acid polymers (NAPs) for use in patients with chronic HBV infection.

Current FDA approved treatments for obesity include injectable and oral GLP-1 receptor agonists, such as Novo Nordisk’s semaglutide, as well as injectable dual agonists such as Eli Lilly and Company’s tirzepatide. Many companies are developing next-generation incretin receptor agonists, including in oral form, such as Eli Lilly and Company’s orfoglipron. Various other mechanisms are currently under development, including Pfizer’s amylin analog and Novo Nordisk’s CB1 receptor monlunabant.

There are currently two FDA-approved treatments for MASH: Madrigal Pharmaceuticals, Inc., THR-ß agonist and Novo Nordisk's GLP-1 receptor agonist semaglutide. A number of pharmaceutical companies, including AbbVie, Inc., AstraZeneca PLC/MedImmune LLC, Bristol‑Myers Squibb Company, Eli Lilly and Company, Merck, Pfizer, Inc., Novo Nordisk, Roche, as well as large and small biotechnology companies such as Gilead and Inventiva Pharma SA, are pursuing the development or marketing of pharmaceuticals that target MASH.

In addition to remdesivir, which is FDA-approved, Pfizer, Inc. has received approval from the FDA for Paxlovid, an orally administered SARS-CoV-2 protease inhibitor co‑administered with ritonavir. Similarly, Merck (together with Ridgeback Bio), is developing the drug molnupiravir, an oral antiviral drug which was issued an emergency use authorization by the FDA on December 23, 2021.

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

Smaller and other early-stage companies may also prove to be significant competitors. In addition, academic research departments and public and private research institutions may be conducting research on compounds that could prove to be competitive.

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

Further, there may be significant delays in obtaining coverage and reimbursement for newly approved drugs, as the process is time-consuming and costly, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Additionally, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payors in the United States, which may result in coverage and reimbursement for drug products that differ significantly from payor to payor. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may not be sufficient to cover our costs and may not be permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower-cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict or apply tariffs to imports of drugs from countries where they may be sold at lower prices than in the United States. Additionally, the Trump administration recently published regulations that tie Medicare drug pricing to prices for the same drugs in certain reference countries. Such “most favored nation” pricing rules could limit the profitability of our drugs by affecting pricing and/or causing us to avoid commercializing our drugs in certain markets, and could have a significant impact on our commercial and financial success. For more information, see the risk factor titled “— Current and future healthcare reform legislation or regulation may increase the difficulty and cost for us to commercialize drug candidates for which we receive approval, may affect the prices we may obtain, and may have a material adverse effect on our business and results of operations.”

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

We may be required to make significant payments under our license agreements, including those with Emory University and KU Leuven.

We entered into a License Agreement with Emory in June 2018, and a Research, Licensing and Commercialization Agreement with KU Leuven in June 2020 and an amendment in July 2023. Under the Emory License Agreement and KU Leuven Agreement, we are subject to significant obligations, including milestone payments, royalty payments, and certain other agreed-to costs. For example, in August 2025, we made a $9.0 million payment to Emory University following the first subject dosed in our Phase 2 study of pevifoscorvir sodium. For more information regarding our license agreements, please see the section titled “Business—License agreements and collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2025. As these payments become due, we may not have sufficient funds available to meet our obligations and our development efforts may be materially harmed. Furthermore, if we are forced to raise additional funds, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market drug candidates that we would otherwise develop and market ourselves.

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

The Inflation Reduction Act (the IRA), which was enacted in 2022, marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). CMS has published the negotiated prices for the initial ten drugs, which went into effect in 2026, and the subsequent 15 drugs, which will first be effective in 2027. CMS has also published the next set of 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the drug price negotiation program is currently subject to legal challenges. The impact of the IRA on us and the pharmaceutical industry cannot yet be fully determined, but is likely to be significant.

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

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the United States. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for any drug candidate that we commercialize. On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the United States to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. Imposing a rebate in the U.S. that is based on drug prices outside the U.S. would mark a drastic and unprecedented shift in the U.S. pharmaceutical market, and while the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant.

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

Many states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. Further, we may also be subject to other state laws governing the privacy, processing and protection of personal information. For example, the California Consumer Privacy Act as amended by the California Privacy Rights Act (collectively, CCPA) requires certain businesses that process personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt-out of certain disclosures of their personal information; and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. It has also created a California data protection agency authorized to issue substantive regulations and additional compliance investment and potential business process changes may be required. Similar laws have passed in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. These laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

We currently operate in countries outside of the United States, including Belgium and other parts of Europe, Australia and parts of Asia, where laws may in some cases be more stringent than the requirements in the United States. For example, in Europe, we are subject to the European Union General Data Protection Regulation (EU GDPR) and to the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the UK GDPR) (the EU GDPR and UK GDPR together referred to as the GDPR). The GDPR imposes strict requirements for the processing of the personal data of individuals within the European Economic Area (EEA) or United Kingdom (UK) in the context of our activities within the EEA or UK. The GDPR applies enhanced protections to health or sensitive personal data and other special categories of personal data, including some of the personal data we process in respect of clinical trial participants which may be subject to additional compliance obligations and to local law derogations. The GDPR also imposes additional obligations when we contract with third-party processors in connection with the processing of any personal data. Failure to comply with the requirements of the GDPR could result in fines of up to €20 million / £17.5 million or 4% of the total worldwide annual turnover of our preceding fiscal year, whichever is higher. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit), civil claims (including class actions) and/or other administrative penalties.

Among other requirements, the GDPR regulates the transfer of personal data to third countries outside of the EEA or UK, such as the United States, which are not considered by the European Commission or UK government to provide an adequate level of personal data protection, and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remains uncertain. We currently rely on approved data transfer mechanisms that may include the EU standard contractual clauses (SCCs), the UK Addendum to the SCCs, the UK International Data Transfer Agreement and the new EU-U.S. Data Privacy Framework (DPF) to transfer personal data outside the EEA and the UK, including to the United States, with respect to both intragroup and third party transfers. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we operate our business, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

Further, in 2024, the National Security Division of the U.S. Department of Justice (DOJ) issued a rule—referred to as the “Data Security Program” (DSP)—to implement Executive Order 14117 aimed at preventing access to “bulk U.S. sensitive personal data” and “government-related data” by “countries of concern” (including China, Russia, Iran, North Korea, Cuba, and Venezuela) and “covered persons” (as all such terms are defined in the DSP). Effective as of April 8, 2025, and fully enforceable as of July 9, 2025, the DSP imposes stringent obligations on companies within its scope and prohibits or restricts “covered data transactions” that grant countries of concern or covered persons access to bulk U.S. sensitive personal data or any amount of government-related data. The DSP is new, complex and has yet to be enforced, and as such, there is a risk that our interpretation of its applicability, scope, and requirements is incorrect, incomplete, or misapplied. Compliance with the DSP may require us to invest heavily in data security and compliance measures, such as implementing and complying with the Cybersecurity and Infrastructure Security Agency’s guidelines and other burdensome recordkeeping, reporting, and auditing requirements. It may also require us to implement new processes, stop or restrict certain data transfers, alter the geographic scope of our operations, cease doing business with certain third parties or using certain tools or vendors, or change how data flows throughout our business, any of which could materially impact our business operations or hinder our ability to grow our business. Finally, non-compliance with the DSP could result in significant civil or criminal penalties, which could materially adversely affect our business, results of operations, and financial condition.

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

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and the personal information of our employees, clinical trial subjects, and contractors. Despite the implementation of security measures, our information technology systems and those of our CROs and other contractors and consultants are vulnerable to attack, damage and interruption through diverse threat vectors, including natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks, computer hacks, employee theft or misuse, fraud, viruses and malware (e.g., ransomware), malicious software, phishing and other social engineering schemes, human error, denial or degradation-of-service attacks, sophisticated nation-state and nation-state-supported actors, and other unauthorized access and security breaches that could jeopardize the availability, confidentiality, integrity, and/or performance of our software, information technology systems, and data, and could expose us to legal, financial and reputational harm. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. The risk is increased by recent advancements in artificial intelligence, which can be used by bad actors for harmful purposes. As such, any integration of artificial intelligence in our or any third party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who continue to work remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques - including artificial intelligence - that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we have not to our knowledge experienced any significant system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal information or other proprietary or sensitive information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our drug candidates and to conduct clinical trials, and similar events relating to their information technology systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could be subject to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties, litigation (such as class actions), fines and significant liability and the development and commercialization of our future drug candidates could be delayed. Further, if we or our third-party vendors were to experience a significant cybersecurity breach of our or their information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counter-parties and data subjects could be material. In addition, our remediation efforts may not be successful. Further, our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

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

We do not own or operate manufacturing facilities for the production of nonclinical, clinical or commercial supplies of the drug candidates that we are developing or evaluating in our development programs. We lack the resources and the capabilities to manufacture any of our drug candidates on a nonclinical, clinical or commercial scale. We rely on third parties for supply of our nonclinical and clinical drug supplies (including key starting and intermediate materials), and our strategy is to outsource all manufacturing of our drug candidates and products to third parties. A disruption or termination in the supply of nonclinical or clinical drug supplies due to our reliance on third parties and/or a disruption in the supply chain generally could delay, prevent or impair our development or commercialization efforts.

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

The U.S. BIOSECURE Act, which was enacted in December 2025, prohibits federal agencies from procuring or using any biotechnology equipment or services from “biotechnology companies of concern”, or entering into, extending, or renewing any contracts with entities that use such biotechnology equipment or services from “biotechnology companies of concern”. Congress has interpreted a “biotechnology company of concern” as an entity that is under the control of a foreign adversary and that poses a risk to national security based on its research or multiomic data collection (e.g., collection of genomic information). While the U.S. BIOSECURE Act has a grandfathering period of five years for existing contracts, and has carveouts for manufacture of drugs for supply under Medicaid and Medicare Part B, subject to the Secretary of Veteran Affairs’ discretion, the impact of the U.S. BIOSECURE Act on the biotechnology industry is uncertain. If the foreign CROs and CMOs we rely on become subject to trade restrictions, sanctions, increased tariffs or other regulatory requirements by the U.S. government (including designation as a “biotechnology company of concern” under the U.S. BIOSECURE Act), or if the U.S. or Chinese government take retaliatory actions due to recent or increased tensions between the U.S. and China, it may have the potential to severely restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain “biotechnology companies of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government.

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

Our success depends in significant part on our ability and the ability of our current or future collaborators and licensors to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to our drug candidates and technology and to operate our business without infringing, misappropriating, or otherwise violating the intellectual property rights of others. If we and our current or future collaborators and licensors are unable to obtain and maintain sufficient intellectual property protection for our drug candidates or other drug candidates that we may identify, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize drug candidates similar or identical to ours, and our ability to successfully commercialize our drug candidates and other drug candidates that we may pursue may be impaired. While we own some issued or allowed patents with respect to our programs, including our chronic HBV infection, and MASH programs, we can provide no assurance that any of our other current or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. We cannot be certain that there is no invalidating prior art of which we and the patent examiner are unaware or that our interpretation of the relevance of prior art is correct. If a patent or patent application is determined to have an earlier priority date, it may prevent our patent applications from issuing at all or issuing in a form that provides any competitive advantage for our drug candidates. Failure to obtain additional issued patents could have a material adverse effect on our ability to develop and commercialize our drug candidates. Even if our patent applications do issue as patents, third parties may be able to challenge the validity and enforceability of our patents on a variety of grounds, including that such third party’s patents and patent applications have an earlier priority date, and if such challenges are successful, we may be required to obtain one or more licenses from such third parties, or be prohibited from commercializing our drug candidates.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party pre-issuance submission of prior art to the United States Patent and Trademark Office (the USPTO), or become involved in opposition, derivation, revocation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others, or other proceedings in the USPTO or applicable foreign offices that challenge priority of invention or other features of patentability. An adverse determination in any such submission, proceeding or litigation could result in loss of exclusivity or ability to sell our products free from infringing the patents of third parties, patent claims being narrowed, invalidated or held unenforceable, in whole or in part, and limitation of the scope or duration of the patents directed to our drug candidates, all of which could limit our ability to stop others from using or commercializing similar or identical drug candidates or technology to compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drug candidates or approved products (if any) without infringing third-party patent rights. In addition, if the breadth or strength of the claims of our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future drug candidates, or could have a material adverse effect on our ability to raise funds necessary to continue our research programs or clinical trials. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

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

In addition to patent and other intellectual property rights we own or co-own, we have licensed, and may in the future license, patent and other intellectual property rights to and from other parties. For example, we have in-licensed significant intellectual property rights from Emory and KU Leuven. Licenses may not provide us with exclusive rights to use the applicable intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our drug candidates, products (if approved) and technology in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products or technologies.

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

If we fail to comply with our obligations, including the obligation to make various milestone payments and royalty payments, under any of the agreements under which we license intellectual property rights from third parties, the licensor may have the right to terminate the license.

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

In addition, if our licensors fail to abide by the terms of the license, if the licensors fail to prevent infringement by third parties or if the licensed patents or other rights are found to be invalid or unenforceable, our business, competitive position, financial condition, results of operations and prospects could be materially harmed. For more information regarding our license agreements, see the section titled “Business—License agreements and collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2025.

If we are unable to obtain licenses from third parties on commercially reasonable terms or at all, our business could be harmed.

It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products (if approved), in which case we would be required to obtain a license from these third parties. The licensing of third-party intellectual property rights is a competitive area, and more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. More established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to license such technology, or if we are forced to license such technology on unfavorable terms, our business could be materially harmed. If we are unable to obtain a necessary license, we may be unable to develop or commercialize the affected drug candidates, which could materially harm our business, and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation. Even if we are able to obtain a license, it may be, or become, non-exclusive, thereby giving our competitors access to the same technologies licensed to us. For example, under the Emory License Agreement we currently have an exclusive license with respect to certain patents and a non-exclusive license with respect to certain of Emory’s specified know-how. In June 2022, the license to such patents became non-exclusive with respect to all fields except for the treatment and prevention of HBV. For more information regarding our license agreements, see the section titled “Business—License agreements and collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2025. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

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

We are aware of certain third-party issued patents and/or pending patent applications, including those of our competitors, that, if issued with their current claim scope, may be construed to cover our drug candidates, including ALG‑055009. In the event that any of these patents were asserted against us, we believe that we would have defenses against any such action, which may include that such patents are not valid. However, if any such patents were to be asserted against us and our defenses to such assertion were unsuccessful and alternative technology was not available or technologically or commercially practical, unless we obtain a license to such patents, we could be liable for damages, which could be significant and include treble damages and attorneys’ fees if we are found to willfully infringe such patents, and we could be precluded from commercializing any drug candidates that were ultimately held to infringe such patents.

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

Depending upon the timing, duration and conditions of any FDA marketing approval of our drug candidates, one or more of our owned or licensed U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act, and similar legislation in the EU and certain other countries. The Hatch-Waxman Act permits a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. In the U.S., only one patent per approved product can be extended, the extension cannot extend the total patent term beyond 14 years from approval and only those claims for the approved drug, a method for using it or a method for manufacturing it may be extended. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for the applicable drug candidate will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and nonclinical data and launch their product earlier than might otherwise be the case, and our competitive position, business, financial condition, results of operations and prospects could be materially harmed.

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

We currently do not have a marketing or sales organization, other than at the senior management level. In order to commercialize any product, if approved, in the United States and foreign jurisdictions, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In advance of any of our drug candidates receiving regulatory approval, we expect to establish a sales organization with technical expertise and supporting distribution capabilities to commercialize each such drug candidate, which will be expensive and time-consuming. We, as a company, have no prior experience in the marketing, sale and distribution of pharmaceutical products, and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our drug candidates. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our drug candidates. If we are not successful in commercializing products, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue and we would incur significant additional losses.

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including many aspects of marketing, clinical management, and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed or at a reasonable cost, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our nonclinical studies and clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of any current or future drug candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

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

We are a smaller reporting company and may therefore choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and are eligible to take advantage of certain of the reduced disclosure obligations regarding compensation disclosures. In addition, as a smaller reporting company with less than $100 million in annual revenue, we are exempt from the requirement to obtain an auditor attestation on the effectiveness of our internal control over financial reporting provided in Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects.

Our executive officers, directors and their affiliates have significant influence over our company, which will limit an investor’s ability to influence corporate matters and could delay or prevent a change in corporate control.

As of December 31, 2025, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 64% of our outstanding common stock (assuming all shares of non-voting common stock are converted into voting common stock in accordance with the terms of our amended and restated certificate of incorporation), and 34% of our outstanding common stock (assuming all shares of non-voting common stock are converted to voting common stock and all pre-funded warrants are exercised in full on a cash exercise basis). In addition, in our October 2023 and February 2025 private placements, certain of the holders of 5% or more of our capital stock acquired pre-funded warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $0.0025 and $0.0001 per share, respectively) and common warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $18.92 and $26.02 per share, respectively). Until exercised, the shares issuable upon the exercise of the pre-funded warrants and the common warrants are not included in the number of our outstanding shares of common stock. If such holders exercise their warrants, then the shares of our capital stock beneficially owned by our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates would increase significantly. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

The dual class structure of our common stock may limit an investor’s ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Consequently, the exercise by holders of our non-voting common stock of their option to make this conversion will have the effect of increasing the relative voting power of such holders, and correspondingly decreasing the voting power of the holders of our common stock, which may limit an investor’s ability to influence corporate matters. As of December 31, 2025, we had 800,000 shares of non-voting common stock outstanding. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline.

As of December 31, 2025, approximately 2.6 million shares of common stock that are either subject to outstanding options or RSUs or reserved for future issuance under our equity incentive plans, and excluding all outstanding pre-funded warrants, are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

In addition, the holders of approximately 6.2 million of our total common stock and non-voting common stock are entitled to rights with respect to the registration of their shares under the Securities Act described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss (NOL) carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We performed a Code Section 382 analysis in February 2025 but determined there was no ownership change at that time that resulted in any limitations. We may have experienced additional ownership changes in the past and may in the future experience ownership changes as a result of changes in our stock ownership (some of which are not in our control). In addition, under current tax law, federal NOL carryforwards generated in periods after December 31, 2017, may be carried forward indefinitely but may only be used to offset 80% of our taxable income. For these reasons, our ability to utilize our NOL carryforwards and other tax attributes to reduce future tax liabilities may be limited.

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

Pursuant to Section 404 of Sarbanes-Oxley, our management is required to report upon the effectiveness of our internal control over financial reporting for our fiscal year ended December 31, 2025. If we become an accelerated or large accelerated filer, we will be subject to the independent auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

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

To date, we have primarily financed our operations through the sale of common stock, preferred stock, convertible notes, revenue from license/collaboration agreements, and warrants. We will be required to seek additional funding in the future and may do so through public or private equity offerings or debt financings, credit or loan facilities, collaborations or a combination of one or more of these funding sources. If we raise additional funds by issuing equity securities, our stockholders may suffer dilution and the terms of any equity financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our drug candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. Attempting to secure additional financing may also divert our management’s attention from our day-to-day activities, which may adversely affect our ability to develop our drug candidates.

Unfavorable global or domestic economic or political conditions could adversely affect our business, financial condition, stock price and results of operations.

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

While the situation involving the conflict between Russia and Ukraine and the conflicts in the Middle East remain highly fluid, the ongoing conflict and any associated sanctions may have a severe impact on the global economy, or on the economy and stability of the United States. A severe or prolonged economic downturn, such as the 2008 global financial crisis, and one that could be caused by the war in Ukraine or conflicts in the Middle East, or by U.S. government shutdowns or other domestic issues, including political unrest, could result in a variety of risks to our business, including, weakened demand for any drug candidates we may develop and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or disruptions in the supply chain generally could also strain our suppliers, possibly resulting in supply disruption. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers or other partners may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current political and economic climate and financial market conditions could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.

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

The Audit Committee oversees the Company's enterprise risk management process. This includes programs designed to identify, manage, respond to and mitigate risks related to cybersecurity, artificial intelligence, privacy, critical infrastructure and disaster recovery.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information , see the section titled “Risk Factors—Risks related to product development and regulatory process—Our business and operations may suffer in the event that our information technology systems, or those used by our CROs or other contractors or consultants, fail or suffer security breaches.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (Committee) oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management program. The Committee receives reports from management on our cybersecurity risks, at a minimum annually and as needed. In addition, management updates the Committee, where it deems appropriate, regarding any cybersecurity incidents it considers to be significant or potentially significant. The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The Board also periodically receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Vice President, Information Technology, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team, led by our Vice President, Information Technology, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises our retained external cybersecurity consultants. Our Vice President, Information Technology's experience includes 25 years of experience in managing IT environments including assessing the overall risk management program and material risks, as well as building our cybersecurity framework over the past seven years.

Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.

Item 2. Properties.

Our corporate headquarters are located in South San Francisco, California, where we lease and occupy space in two separate buildings. The total amount of space leased across both buildings equals approximately 45,200 square feet of office and laboratory space. The current term of each of our two South San Francisco leases expires in March 2027 and July 2027, with options to extend the terms through March 2035 and July 2032, respectively.

We also have an office in Leuven, Belgium, where we lease and occupy approximately 8,100 square feet of office and laboratory space. The current term of our Leuven, Belgium lease expires in August 2028.

We also have an office in Shanghai, China, where we lease and occupy 800 square feet of office space. The current term of this lease expires in May 2026.

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

Holders of Record

As of March 2, 2026, there were 24 holders of record of our common stock, which consist of 22 holders of record of our voting common stock and 2 holders of record of our non-voting common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

Recent Sales of Unregistered Securities

In December 2025, the Company issued 911 shares of common stock to employees who reside in Belgium that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). These shares were issued at a purchase price of $4.964 per share, for aggregate consideration of approximately $5 thousand. The Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder, based on the fact that the shares were sold to a limited number of employees who qualified as accredited investors, there was no general solicitation, and the purchasers had access to information about the Company as both employees and through the Company's public filings with the Securities and Exchange Commission.

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

Our pipeline of drug candidates includes pevifoscorvir sodium (previously known as ALG‑000184) for chronic HBV infection, ALG‑055009 for MASH and obesity, ALG‑097558 for coronavirus infections, and a portfolio of preclinical programs. Pevifoscorvir sodium is our potential best‑/first‑in‑class Capsid Assembly Modulator (CAM‑E) for chronic HBV infection which has shown in pre-clinical testing to have enhanced pharmacologic properties vs. competitor CAM‑E drugs and greater HBV DNA suppression compared to the standard of care, nucleos(t)ide analogs (NAs), and has shown multi-log10 reductions in viral antigens in Phase 1 clinical studies conducted to date. ALG‑055009 is our potential best‑in‑class thyroid hormone receptor beta (THR‑β) agonist for obesity and MASH with pharmacologic properties that appear to be enhanced based on data to date vs. competitor THR-β agonists. Phase 2a topline data in MASH demonstrated that ALG‑055009 dose groups met the primary endpoint with statistically significant reductions in liver fat at Week 12 as measured by MRI-PDFF in subjects with presumed MASH. Recently presented nonclinical data suggests synergistic fat mass loss in combination with incretin receptor agonists in diet induced obese (DIO) mice. ALG‑097558 is our potential best‑in‑class small molecule pan-coronavirus 3CL protease inhibitor (PI), which has been at least 3-fold more potent in cell-based assays of coronavirus infection than other approved CoV PIs and we believe can be dosed twice daily without the requirement for ritonavir co-dosing based on Phase 1 clinical studies conducted to date.

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

A multi-part Phase 1 study is complete, with evaluation of the safety, tolerability, and pharmacokinetic profile of pevifoscorvir sodium in HVs. Additionally, a dose-ranging phase assessing the safety, pharmacokinetics (PK), and antiviral activity of 10‑300 mg doses of pevifoscorvir sodium administered over 28 days in untreated HBeAg+/- subjects with chronic HBV infection has also been completed. In these study phases, pevifoscorvir sodium was found to be well tolerated with a favorable PK profile and demonstrated potentially best-in-class multi-log10 HBV DNA and RNA reductions at all doses tested, as well as HBV surface antigen (HBsAg) reductions in a subset of HBeAg+ subjects receiving 100 mg or 300 mg of pevifoscorvir sodium (Hou et al, AASLD 2022). Based on the favorable profile observed with dosing up to 300 mg of pevifoscorvir sodium for 28 days, additional Phase 1 studies evaluated the risk-benefit profile of pevifoscorvir sodium at doses of 300 mg, with or without entecavir (ETV) therapy, for up to 96 weeks in HBeAg+ and HBeAg- subjects with chronic HBV infection. Data from these cohorts (Yuen et al., AASLD 2025) have been presented, showing that pevifoscorvir sodium, administered for up to 96 weeks, was well tolerated, exhibited a favorable PK profile, and suggested potentially best-in-class potent and durable antiviral activity.

Data from this study following an oral daily dose of 300 mg pevifoscorvir sodium monotherapy in HBeAg+ subjects demonstrated sustained HBV DNA suppression (<LLOQ (10 IU/mL, target detected (TD) or target not detected (TND)) in 6/10 (60%) subjects with chronic HBV infection at Week 48 and 9/9 (100%) at Week 96. Additionally, HBV DNA level continuously declined to < LLOQ (10 IU/mL, TND) in 5 of 10 subjects at Week 96. Data from the 300 mg pevifoscorvir sodium HBeAg- monotherapy cohort demonstrated HBV DNA suppression in all 11/11 (100%) subjects by Week 24 with the HBV DNA suppression level maintained for up to 96 weeks, with further decline in HBV DNA to < LLOQ (10 IU/mL, TND) observed in 8/9 subjects (89%) at Week 96. Importantly, no viral breakthrough was observed in any subject, and no known CAM resistant mutations were identified.

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

Further, data presented at AASLD’s The Liver Meeting® 2025 highlighted outcomes for treatment-naïve or currently not treated HBeAg+ and HBeAg- subjects who completed 96 weeks of 300 mg pevifoscorvir sodium monotherapy, followed by 8 weeks of nucleos(t)ide analog (NA) monotherapy. Reductions in HBV DNA, HBV antigens, and HBV RNA were largely maintained during the NA-only 8-week follow-up period. Notably, viral biomarkers such as HBV antigens and HBV RNA are typically unaffected by NA therapy, suggesting that pevifoscorvir sodium may reduce the cccDNA pool through engagement of its secondary mechanism of action (Yuen et al., AASLD 2025).

Additionally, preclinical in vitro data demonstrated that ALG-001075, the active parent moiety of pevifoscorvir sodium, can prevent cccDNA formation and HBV DNA integration. This finding is further supported by cell-based studies, which showed prevention of cccDNA establishment and HBV DNA integration following treatment with ALG-001075 (Verheyen, et. al. AASLD 2025).

With the completion of the 96 week Phase 1 study, we initiated the Phase 2 B-SUPREME study (NCT06963710), which is designed as a randomized, double-blind, active-controlled multicenter study evaluating the safety and efficacy of pevifoscorvir sodium monotherapy compared with tenofovir disoproxil fumarate for 48 weeks in approximately 200 currently untreated HBeAg+ and HBeAg- adult subjects with chronic HBV infection. The primary endpoint in the HBeAg+ arm is HBV DNA <LLOQ (10 IU/mL, TD or TND) and the primary endpoint in the HBeAg- arm is HBV DNA <LLOQ (10 IU/mL, TND). The study is also evaluating safety, PK, and other secondary and exploratory HBV biomarkers, including reductions in HBV antigens and other markers of HBV infection. The Phase 2 study has obtained regulatory approvals to move forward in every country included in the study, has reached the planned number of subjects enrolled in the HBeAg- cohort, and is currently enrolling subjects in the HBeAg+ cohort.

The first interim analysis is expected to occur in the first half of 2026. The first protocol defined interim analysis includes approximately 60% (or 36) HBeAg- participants that complete 12 weeks of the treatment period. This enrollment milestone occurred in Q4 2025.

A second protocol defined interim analysis is planned when approximately 50% (or 55) HBeAg+ participants complete 24 weeks of the treatment period. This enrollment milestone occurred in January 2026. This interim analysis is expected to occur in the second half of 2026.

To preserve study integrity and comply with FDA regulatory requirements, we will remain blinded to subject-level data and will receive insights from the Data Safety Monitoring Board on protocol-specified assessments, including the potential for sample size re-estimation at each interim analysis.

Topline data for the Phase 2 B-SUPREME study are expected in 2027.

Compared to Phase 3 studies with the current standard of care nucleos(t)ide analogs (NAs), tenofovir disoproxil fumarate (TDF) and tenofovir alafenamide (TAF) (Buti et al., Lancet Gastro, 2016; Chen et al., Lancet Gastro 2016), these Phase 1 data to date suggest, subject to confirmation via further study, that pevifoscorvir sodium treatment may be superior to NAs in HBeAg+/- subjects in achieving HBV DNA levels < LLOQ (10 IU/mL) after 48 weeks on treatment. Chronic suppressive therapy of HBV DNA levels is a validated approval pathway in chronic HBV infection (Food and Drug Administration (FDA) Guidance, Chronic Hepatitis B Virus Infection: Developing Drugs for Treatment Guidance for Industry, April 2022 – Section III.B.1.a). We have received affirmative feedback from the FDA, the Committee for Medicinal Products for Human Use (CHMP: EU) and the National Medical Products Administration (NMPA: China) supporting subsequent studies utilizing the chronic suppressive therapy pathway for pevifoscorvir sodium. Our ongoing Phase 2 B-SUPREME study is being conducted to test superiority to standard of care NA treatment (HBV DNA levels <LLOQ (10 IU/ml, TD or TND) in HBeAg+ subjects and HBV DNA levels < LLOQ (10 IU/ml, TND) in HBeAg- subjects) after 48 weeks of monotherapy treatment. Furthermore, when combined with other mechanisms of action, including other candidates in our chronic HBV infection portfolio, pevifoscorvir sodium dosing regimens have the potential to contribute to achieving higher rates of functional cure, subject to testing such endpoint, as compared with currently approved agents.

We are also exploring additional ways to potentially treat patients with chronic HBV infection, including our antisense oligonucleotide (ASO) platform which utilizes novel monomers that could potentially reduce ASO toxicity and improve ASO liver to kidney ratios. Along with our partner Xiamen Amoytop Biotech Co., Ltd. (Amoytop), ALG-170675 was recently selected to proceed into IND-enabling studies. Current costs for development in China are being funded by Amoytop, who maintain rights in China, Taiwan, Hong Kong and Macau. This next-generation ASO works via two mechanisms of action. It targets and destroys HBsAg mRNA and activates the immune response through TLR-8 agonism.

Additionally, we are pursuing a novel strategy for a potential cure for hepatitis delta virus (HDV) coinfection by utilizing a proprietary ASO approach targeting the destruction of the viral genome. Ongoing work is aimed at the selection of a clinical development candidate.

ALG‑055009: Potential best-in-class small molecule THR-β agonist for metabolic dysfunction-associated steatohepatitis and obesity

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

Recently presented in vivo data in diet induced obese (DIO) mice treated with SEMA, TIRZEP, or a combination of ALG-055009 and SEMA or TIRZEP for 28 days demonstrated synergistic weight loss in the combination groups compared to monotherapy groups. SEMA monotherapy resulted in a maximum of 23.9 ±2.6% body weight loss, while the combination of SEMA and ALG-055009 had an additional 8.6% decrease for a maximum 33% body weight loss. The low and high doses of TIRZEP led to maximum of 27.1 ±2.7% and 34.4 ±1.6% body weight loss, respectively. Combination of TIRZEP (low) or TIRZEP (high) with ALG‑055009 induced an additional 11.7% and 5.8% decrease for a maximum of 39% and 40% body weight loss, respectively.

Furthermore, the additional weight loss in the combination therapy of either incretin receptor agonist and ALG-055009 was mainly due to additional loss of fat mass, with no significant effect on lean mass or food consumption as compared to incretin receptor agonist monotherapy. These preclinical data suggest a potentially significant benefit of adding ALG-055009 to an incretin receptor agonist therapy for weight loss, especially in combination with a low-dose of a potent molecule, such as tirzepatide.

We believe ALG-055009 warrants further development as a potential treatment for both obesity and MASH. We are continuing to evaluate a variety of options to fund continued development, including potential out-licensing.

ALG‑097558: Potential best-in-class small molecule ritonavir-free protease inhibitor for pan-coronavirus

Another area of focus is to develop drug candidates with pan-coronavirus antiviral activity, including against Severe Acute Respiratory Syndrome coronavirus 2 (SARS-CoV-2), the virus responsible for COVID-19. In this area of focus, we are exploring small molecule coronavirus 3CL protease inhibitors (PIs) in collaboration with the Rega Institute at Katholieke Universiteit Leuven (KU Leuven), the Center for Innovation and Stimulation of Drug Discovery (CISTIM) and the Centre for Drug Design and Discovery (CD3). This collaboration led to the discovery of ALG‑097558 which has completed a Phase 1 first-in-human evaluation in HVs and advanced into a clinical trial evaluating the compound in high-risk COVID-19 patients.

ALG‑097558 has been shown in preclinical studies to be at least 3-fold more potent than nirmatrelvir and other PIs in clinical development against a panel of SARS-CoV-2 variants (including Omicron). It also has demonstrated broad pan‑coronavirus activity, including against SARS-CoV-1 and MERS-CoV in preclinical studies. In the first-in-human Phase 1 clinical study, single doses up to 2000 mg and multiple doses up to 800 mg Q12H for 7 days were well tolerated with an acceptable PK profile that suggests ritonavir boosting may not be required. Furthermore, the absence of a clinically relevant DDI with midazolam suggests that ALG‑097558 may be shown to be appropriate for co-administration with CYP3A4 substrates (NCT05840952). Based on these Phase 1 data (Wilkes et al., RespiDart, 2024), the projected efficacious dose range to treat SARS-CoV-2 is 200-600 mg ALG‑097558 Q12 x 5 days, without the need for ritonavir coadministration.

A Phase 2 study of ALG‑097558 began in 2024. The AGILE trial, a United Kingdom government-supported platform trial (MRC and Wellcome Trust funding), is sponsoring and performing a study in standard and high‑risk COVID‑19 patients evaluating ALG‑097558 as monotherapy or in combination with remdesivir (NCT04746183). We expect that future development of ALG‑097558 will be funded by external sources, including public funding sources as described below.

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, corporate, legal and business development and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs not otherwise classified as research and development costs.

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

Income tax provision

Since our inception in 2018, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2025, we had federal net operating loss (NOL) carryforwards of $92.5 million available to reduce taxable income and these NOLs can be carried forward indefinitely. We have state NOL carryforwards of $105.7 million as of December 31, 2025, available to reduce future state taxable income, which expire at various dates beginning in 2043. As of December 31, 2025, we also had federal and state research and development tax credit carryforwards of $3.5 million and $2.2 million, respectively. The federal research and development tax credit carryforwards begin to expire in 2043, while the state research and development tax credit carryforwards can be carried forward indefinitely. As of December 31, 2025, the Company had $3.2 million of Australian NOL carryforwards and $0.7 million of Australian research and development tax credit carryforwards available. The Australian NOL carryforwards and research and development tax credits have no expiration date.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. The effects of this legislation include extending and modifying certain key provisions of the Tax Cuts and Jobs Act enacted in December 2017 (both domestic and international). The corporate tax rate remains unchanged but bonus, depreciation and an adjustment to the interest limitation were retroactive to January 1, 2025. The OBBBA makes additional changes to international tax provisions, including substantive changes to existing Global Intangible Low Tax Income, foreign-derived intangible income, and base erosion and anti-abuse tax provisions. These changes are effective for taxable years after 2025. The impact of this legislation does not materially impact the current period nor do we expect it to have a material impact on our tax positions for future years.

Under Sections 382 and 383 of the Internal Revenue Code (Code), and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period), our ability to use our pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We performed a Code Section 382 analysis in 2025 and determined no further ownership change.

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

Results of operations

Comparison of the years ended December 31, 2025 and 2024

The following table summarizes our operating expenses for the years ended December 31, 2025 and 2024:

	Twelve Months Ended
	December 31,		Change
	2025	2024	($)%

Revenue from collaborations	$-	$334	$(334)	-100%
Revenue from customers	2,186	3,611	(1,425)	-39%
Operating expenses:
Research and development	69,453	70,269	(816)	-1%
General and administrative	20,718	22,830	(2,112)	-9%
Total operating expenses	90,171	93,099	(2,928)	-3%
Loss from operations	(87,985)	(89,154)	1,169	-1%
Interest and other income, net:
Interest income, net	2,164	1,670	494	30%
Other income, net	1,758	2,736	(978)	-36%
Change in fair value of 2023 Common Warrants	60,184	(46,132)	106,316	-230%
Loss before income tax	(23,879)	(130,880)	107,001	-82%
Income tax provision	(314)	(331)	17	-5%
Net loss	(24,193)	(131,211)	107,018	-82%

Revenue from collaborations

Revenue from collaborations was $0.3 million for the year ended December 31, 2024. There was no collaboration revenue for the year ended December 31, 2025. This is due to the completion of the amended collaboration agreement with Merck ended in May 2024.

Revenue from customers

Revenue from customers was $2.2 million for the year ended December 31, 2025, compared to $3.6 million for the year ended December 31, 2024, a decrease of $1.4 million, primarily due to the collaboration and license agreement with Amoytop, the collaboration portion of which ended in November 2025. Refer to Note 10, Revenue from Contracts with Customers for further information.

Research and development expenses

We track direct external research and development expenses on a program-specific basis (chronic HBV infection, MASH, coronaviruses and early-stage programs). The following table summarizes these research and development costs (in thousands):

	Year ended December 31,
	2025	2024
Direct research and development expenses by development program:
Chronic Hepatitis B virus infection program	$30,559	$8,270
Metabolic dysfunction-associated steatohepatitis program	1,323	19,171
Coronaviruses program	(1,218)	4,511
Other early-stage programs	3,147	3,507
Total direct research and development expenses	$33,811	$35,459
Total indirect research and development expenses	35,642	34,810
Total research and development expense	$69,453	$70,269

Research and development expenses were $69.5 million for the year ended December 31, 2025, compared to $70.3 million for the year ended December 31, 2024, a decrease of $0.8 million. This is primarily due to a decrease of $1.8 million in third-party expenses due to increased government funds received for the coronavirus program which offset related costs. There was also a decrease of $0.2 million in depreciation. Offsetting this were increases of $0.4 million in employee-related costs, $0.4 million in facility expenses, and $0.4 million in travel and recruiting expenses.

We expect research and development expenses will increase in future periods as we continue to focus on advancing our clinical trials for pevifoscorvir sodium.

General and administrative expenses

General and administrative expenses were $20.7 million for the year ended December 31, 2025, compared to $22.8 million for the year ended December 31, 2024, a decrease of $2.1 million. This is due to a decrease of $2.1 million of third-party expenses primarily due to reduced legal and IP spend, and a decrease of $0.3 million in facility expenses. This was partially offset by an increase of $0.1 million in depreciation and $0.2 million in travel and recruiting costs.

We expect general and administrative expenses will increase in future periods due to increased activity in our research and development group, which will require more resources and additional activities in our general and administration group.

Interest income, net

Interest income, net was $2.2 million for the year ended December 31, 2025 compared to $1.7 million for the year ended December 31, 2024, an increase of approximately $0.5 million, primarily due to a higher average investment balance.

Other income, net

Other income, net was an income of $1.8 million for the year ended December 31, 2025 compared to income of $2.7 million for the year ended December 31, 2024, a decrease of $1.0 million. The difference was due to a decrease in the accretion of short-term investments.

Change in fair value of 2023 Common Warrants

The change in fair value of 2023 Common Warrants was an income of $60.2 million for the year ended December 31, 2025 compared to an expense of $46.1 million for the year ended December 31, 2024, a difference of $106.3 million. The increase was due to a change in the fair value of the 2023 Common Warrants measured using the Black Scholes option pricing model remeasured at each reporting period.

Liquidity and capital resources

Liquidity

We have incurred net losses and negative cash flows from operations in each year since our formation in February 2018. Our net losses were $24.2 million and $131.2 million for the years ended December 31, 2025 and 2024, respectively. We have had no revenue from product sales. We have not yet commercialized any products and we do not expect to generate revenue from sales of any drug candidates for at least several years, if ever.

Our operations have been financed primarily by net proceeds from the sale and issuance of our convertible preferred stock, net proceeds from our IPO, and the issuance of convertible debt.

In October 2023, we completed a PIPE offering and entered into a securities purchase agreement (the 2023 Securities Purchase Agreement) pursuant to which we issued 1,257,168 shares of our common stock, par value $0.0001 per share, pre-funded warrants to purchase an aggregate of 3,242,018 shares of our common stock (the 2023 Pre-Funded Warrants), and common warrants to purchase an aggregate of 2,249,680 shares of our common stock (the 2023 Common Warrants, and together with the 2023 Pre-Funded Warrants, the 2023 Warrants). Each 2023 Warrant is exercisable for one share of common stock. We received gross proceeds of $92.1 million, and after deducting the placement agent fees and expenses and offering costs, net proceeds were $86.2 million.

In February 2025, we entered into a securities purchase agreement (the 2025 Securities Purchase Agreement) with certain investors named therein (the Purchasers) pursuant to which we issued (i) 2,103,307 shares of common stock, consisting of 1,427,000 shares of voting common stock and 676,307 shares of non-voting common stock, (ii) pre‑funded warrants (the 2025 Pre-Funded Warrants) to purchase up to an aggregate of 1,922,511 shares of voting common stock, and (iii) accompanying common warrants (the 2025 Common Warrants and, together with the 2025 Pre-Funded Warrants, the 2025 Warrants) to purchase up to an aggregate of 2,012,909 shares of voting common stock. Each Warrant is exercisable for one share of common stock (the 2025 Private Placement). We received gross proceeds of approximately $105.0 million. In connection to the 2025 Private Placement, we also entered into a registration rights agreement with the Purchasers, pursuant to which we agreed to register for resale the shares of common stock sold to the Purchasers, as well as the shares of common stock underlying the 2025 Warrants sold to the Purchasers, on the terms set forth therein. We also entered into a registration rights agreement with Baker Brothers Life Sciences, L.P. (together with its affiliates, the Lead Investor), pursuant to which we agreed to file a resale registration statement with the SEC following demand by the Lead Investor to register the resale of shares of common stock and any common stock issued or issuable upon the exercise or conversion of non-voting common stock and any of our other securities held by the Lead Investor.

As of December 31, 2025, we had cash, cash equivalents and investments of $77.8 million. As of December 31, 2025, we had an accumulated deficit of $642.2 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. Our net operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of our clinical trials and nonclinical studies and our other research and development expenses. We have no internal manufacturing capabilities or sales force and outsource a substantial portion of our clinical trial work to third parties.

Going concern

As of December 31, 2025 and December 31, 2024, we had an accumulated deficit of $642.2 million and $618.0 million, respectively, and cash, cash equivalents and short-term investments of $77.8 million and $56.9 million, respectively. Our current operating plan and projected cash outflows for the upcoming periods raise doubt about our ability to continue as a going concern for at least 12 months from the issuance of the financial statements included elsewhere in this Annual Report. We plan to raise additional capital to fund continued operations beyond the third quarter of 2026. We are taking steps to identify access to future capital and expect to be able to access capital in the future. However, there can be no assurance that any additional funding will be available to us on acceptable terms, if at all. If events or circumstances occur such that we do not obtain additional funding, it may be necessary to significantly reduce the scope of operations to reduce the current rate of spending, which could include reductions in staff and the need to delay, limit, reduce or terminate current or future product development, which could have a material adverse effect on our business, results of operations and financial condition. Moreover, even if financing efforts are successful and additional capital is obtained, available liquidity may still be insufficient to eliminate the aforementioned substantial doubt regarding our ability to continue as a going concern. Accordingly, the report from our independent registered public accounting firm for the year ended December 31, 2025 includes an explanatory paragraph stating that our recurring losses since inception raise substantial doubt about our ability to continue as a going concern. See Part I, Item 1A. Risk Factors under the header “Risks related to our limited operating history, financial position and need for additional capital” for additional information.

Capital resources

Our primary use of cash is to fund operating expenses, which consist primarily of research and development costs related to our drug candidates and our discovery programs, and to a lesser extent, general and administrative expenditures. Our current operating plan and projected cash outflows for the upcoming periods raise doubt about our ability to continue as a going concern for at least 12 months from the issuance of the financial statements. We expect our expenses to increase substantially in connection with our ongoing clinical development activities related to our chronic hepatitis B drug candidate pevifoscorvir sodium, which has an ongoing Phase 2 clinical trial, as well as our research and development of our other drug candidates within our MASH and coronavirus programs.

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
•
hire and retain additional clinical, quality control, manufacturing, medical affairs and scientific personnel;
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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Year Ended
	December 31,
	2025	2024
Net cash and cash equivalents used in operating activities	$(82,503)	$(80,743)
Net cash and cash equivalents used in investing activities	(37,826)	(18,279)
Net cash and cash equivalents provided by financing activities	101,635	355
Net decrease in cash, cash equivalents, and restricted cash	$(18,694)	$(98,667)

Operating activities

During Fiscal 2025, operating activities used $82.5 million of cash, primarily resulting from our net loss of $24.2 million, which was largely due to ongoing research and development activities and general and administrative expenses to support those activities. Cash used as a result of changes in our operating assets and liabilities of $3.8 million consisted of a decrease of $3.1 million in operating lease liabilities, a decrease of $0.2 million in deferred revenue, a decrease in accrued liabilities of $2.0 million, offset by an increase of $1.4 million in accounts payable and an increase of $0.1 million in other assets. Additionally, there were non-cash charges of $54.5 million, primarily driven by the non-cash change in fair value of the 2023 Common Warrants.

During Fiscal 2024, operating activities used $80.7 million of cash, primarily resulting from our net loss of $131.2 million, which was largely due to ongoing research and development activities and general and administrative expenses to support those activities. Cash used as a result of changes in our operating assets and liabilities of $5.0 million, consisted of a decrease of $2.7 million in operating lease liabilities, a decrease of $1.2 million in deferred revenue, a decrease in accrued liabilities of $1.4 million, partially offset by an increase in other current assets of $0.2 million, and an increase of $0.1 million in accounts payable. Offsetting this, there were non-cash charges of $55.4 million, primarily driven by the non-cash change in fair value of the 2023 Common Warrants.

Investing activities

During Fiscal 2025, investing activities used $37.8 million of cash, consisting primarily of investment purchases of $164.9 million partially offset by investment maturities of $127.5 million.

During Fiscal 2024, investing activities used $18.3 million of cash, consisting primarily of investment purchases of $108.1 million partially offset by investment maturities of $90.0 million.

Financing activities

During Fiscal 2025, net cash provided by financing activities was $101.6 million, primarily from proceeds from issuance of common stock, common warrants and pre-funded warrants in connection with PIPE offering.

During Fiscal 2024, net cash provided by financing activities was not material.

Contractual obligations and commitments

Our principal commitments consist of obligations under license agreements, for example with Emory and KU Leuven, where we may be required to make significant milestone or royalty payments. Additionally we have additional obligations under our operating leases for office space in South San Francisco, California, Belgium, and Shanghai, China and finance lease commitments representing obligations related to vehicle leases for employees and a lease for lab equipment. All of our finance leases are for assets in Belgium. We do not have any material purchase commitments for contracts with fixed or minimum service requirements. We also enter into contracts in the normal course of business with various vendors that generally provide for contract termination following a certain notice period. The Company enters into contracts in the normal course of business that includes arrangements with clinical research organizations, vendors for preclinical research and vendors for manufacturing. These agreements generally allow for cancellation with notice. As of December 31, 2025, we had no material non-cancellable purchase commitments.

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

Accrued research and development expenses

We record accrued expenses for estimated costs of our research and development activities conducted by third-party service providers, which include the conduct of clinical trials and nonclinical studies. We record the estimated expenses of research and development activities based upon the estimated amount of services provided but not yet invoiced. We record accrued expenses for these costs based on factors such as estimates of the work completed and in accordance with agreements established with these third-party service providers and discussions with internal personnel and external service providers as to the progress or stage of completion of these services. Any payments made in advance of services provided are recorded as prepaid expenses and other assets, which are expensed as the contracted services are performed.

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

Emerging growth company status

In April 2012, the Jumpstart Our Business Startups Act of 2012 (the JOBS Act), was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” (an EGC) can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We elected to use the extended transition period for any new or revised accounting standards during the period in which we remained an EGC. Our status as an EGC ended on the last day of the fiscal year ending after the fifth anniversary of our initial public offering, i.e., December 31, 2025.

Recently issued and adopted accounting pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash, cash equivalents and investments of $77.8 million as of December 31, 2025, consist of bank deposits, money market funds, and US Treasury available-for-sale securities. We are exposed to market risk related to changes in interest rates applicable to our investment portfolio of cash equivalents and short-term investments. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Should U.S. interest rates decline, interest income would be reduced in future periods for short-term investments which mature and the proceeds of which are reinvested in similar instruments at lower interest rates. Additionally, the fair value of our short-term investments is subject to change as a result of potential changes in market interest rates. As of December 31, 2025, we estimate that a hypothetical 100 basis point adverse movement would not result in a material impact on our financial position or results of operations or cash flows.

Foreign currency exchange risk

We have employees and operations, including contracts with third-party vendors, in Europe through our subsidiary Aligos Belgium BVBA. We have employees and operations in China through our subsidiary Aligos Therapeutics (Shanghai) Co., Ltd., and similar, but more limited, operations in Australia. Though the functional currency in these locations is the U.S. dollar, we remeasure transactions initially recorded in local currencies in these locations, the Euro, Australian dollar and Chinese Yuan, respectively, to the U.S. dollars periodically. As such, we are exposed to foreign currency exchange risk as the underlying contracts to pay employees or vendors in these locations are generally denominated in the local currencies. A decline in the value of the U.S. dollar relative to these currencies would increase our cost of doing business in these locations. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not had a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have a material effect on our financial position or results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Aligos Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aligos Therapeutics, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations, negative cash flows from operating activities, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Accrued research and development expenses – clinical trials
Description of the Matter

The Company recorded accrued research and development expenses of $1.6 million as of December 31, 2025. As described in Note 2, the Company records accruals for estimated clinical trial expenses based on the services performed pursuant to contracts with contract research organizations that conduct and manage clinical trials on the Company’s behalf.

Auditing management’s accounting for clinical trial accruals was challenging as evaluating the progress of the activities under the Company’s clinical trial agreements is dependent upon information from internal clinical operations personnel and third-party service providers and involves a high volume of data.

How We Addressed the Matter in Our Audit

To test the completeness and accuracy of information used to estimate clinical trial expenses, our audit procedures included, among others, confirming with a sample of vendors the progress of activities under research and development contracts at period end, testing a sample of cash disbursements after period end to assess the completeness of accrued expenses, and making inquiries of individuals outside the finance function who oversee the clinical operations process.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

San Francisco, California

March 5, 2026

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$18,303	$36,997
Restricted cash	110	110
Short-term investments	59,541	19,942
Other current assets	4,908	5,092
Total current assets	82,862	62,141
Operating lease right-of-use assets	3,089	4,964
Property and equipment, net	1,867	2,362
Other assets	715	627
Total assets	$88,533	$70,094

LIABILITIES AND
STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,982	$2,571
Accrued liabilities	13,526	15,557
Operating lease liabilities, current	3,580	3,422
Finance lease liabilities, current	145	36
Deferred revenue, current	-	151
Total current liabilities	21,233	21,737
Operating lease liabilities, net of current portion	1,525	4,795
Finance lease liabilities, net of current portion	-	122
2023 Common Warrants liability	12,183	72,367
Long term liability	47	46
Total liabilities	34,988	99,067
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2025 and December 31, 2024, respectively; no shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.	-	-
Common stock, $0.0001 par value; 115,800,000 shares and 20,800,000 shares authorized as of December 31, 2025 and December 31, 2024, respectively; 6,178,230 and 3,864,436 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.	9	8
Additional paid-in capital	695,269	588,576
Accumulated deficit	(642,201)	(618,008)
Accumulated other comprehensive income	468	451
Total stockholders’ equity (deficit)	53,545	(28,973)
Total liabilities and stockholders’ equity (deficit)	$88,533	$70,094

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Revenue from collaborations	$—	$334
Revenue from customers	2,186	3,611
Operating expenses:
Research and development	69,453	70,269
General and administrative	20,718	22,830
Total operating expenses	90,171	93,099
Loss from operations	(87,985)	(89,154)
Interest and other income, net	3,922	4,406
Change in fair value of 2023 Common Warrants	60,184	(46,132)
Loss before income tax	(23,879)	(130,880)
Income tax provision	(314)	(331)
Net loss	(24,193)	(131,211)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	22	9
Unrealized loss on pension plans	(5)	(103)
Other comprehensive income (loss)	17	(94)
Comprehensive loss	$(24,176)	$(131,305)
Net loss per share, basic and diluted	$(2.45)	$(20.94)
Weighted average shares of common stock, basic and diluted	9,884,955	6,264,612

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(In thousands, except share and per share data)

	Year Ended December 31, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)

Balance as of December 31, 2023	3,003,855	$7	$578,325	$(486,797)	$545	$92,080
Issuance of common stock related to ESPP purchase	32,958	-	436	-	-	436
Issuance of common stock upon exercise of pre-funded warrants	800,613	1	2	-	-	3
Issuance of common stock upon exercise of common warrants	22,024	-	1,361	-	-	1,361
Issuance of common stock from RSU vesting	4,986	-	-	-	-	-
Stock-based compensation expense related to employee stock awards	-	-	7,948	-	-	7,948
Stock-based compensation expense related to employee stock purchases	-	-	504	-	-	504
Other comprehensive loss	-	-	-	-	(94)	(94)
Net loss	-	-	-	(131,211)	-	(131,211)
Balance as of December 31, 2024	3,864,436	$8	$588,576	$(618,008)	$451	$(28,973)

Issuance of common stock related to ESPP purchase	61,121	-	304	-	-	304
Issuance of common stock upon exercise of pre-funded warrants	146,468	-	-	-	-	-
Issuance of common stock upon exercise of common warrants	-	-	-	-	-	-
Issuance of common stock from RSU vesting	2,898	-	-	-	-	-
Issuance of common stock upon PIPE	2,103,307	1	105,003	-	-	105,004
Issuance costs	-	-	(3,658)	-	-	(3,658)
Stock-based compensation expense related to employee stock awards	-	-	4,541	-	-	4,541
Stock-based compensation expense related to employee stock purchases	-	-	503	-	-	503
Other comprehensive income	-	-	-	-	17	17
Net loss	-	-	-	(24,193)	-	(24,193)
Balance as of December 31, 2025	6,178,230	9	695,269	(642,201)	468	53,545

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(24,193)	$(131,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments	(2,188)	(1,783)
Non cash lease expense	1,875	1,595
Change in fair value of 2023 Common Warrants	(60,184)	46,132
Depreciation expense	930	1,027
Stock-based compensation including ESPP	5,044	8,452
Changes in operating assets and liabilities:
Accounts payable	1,411	54
Accrued liabilities	(2,031)	(1,388)
Operating lease liabilities	(3,112)	(2,680)
Deferred revenue	(151)	(1,157)
Other assets	96	216
Net cash and cash equivalents used in operating activities	(82,503)	(80,743)
Cash flows from investing activities:
Maturities of short-term investments	127,500	90,000
Purchase of short-term investments	(164,889)	(108,149)
Purchases of property and equipment	(437)	(130)
Net cash and cash equivalents used in investing activities	(37,826)	(18,279)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of pre-funded warrants	-	2
Proceeds from issuance of common stock, common warrants and pre-funded warrants in connection with PIPE offering, net of costs	101,345	-
Payments on finance lease	(14)	(83)
Proceeds from the ESPP purchase	304	436
Net cash and cash equivalents provided by financing activities	101,635	355
Net decrease in cash, cash equivalents, and restricted cash	(18,694)	(98,667)
Cash, cash equivalents, and restricted cash, beginning of period	37,107	135,774
Cash, cash equivalents, and restricted cash, end of period	$18,413	$37,107

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

Liquidity and Going Concern

As of December 31, 2025, the Company has cash, cash equivalent and short-term investments of $77.8 million, and as of December 31, 2025 and 2024, the Company had an accumulated deficit of approximately $642.2 million and $618.0 million, respectively. The Company has incurred losses and negative cash flows from operations since its inception. The Company expects that its cash, cash equivalents and short-term investments will be sufficient to fund current planned operations into the third quarter of 2026, which is less than one year from the date of filing this Annual Report on Form 10-K. The Company plans to raise substantial additional capital to continue as a going concern, including through a combination of public or private equity offerings, third-party funding, collaborations, strategic alliances, and licensing arrangements. In addition, the Company is evaluating future financing opportunities, and intends to secure additional funding.

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

The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the

Company’s ability to continue as a going concern.

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

Foreign currency

The Company’s foreign subsidiaries use the U.S. dollar as their functional currency, and they initially measure the foreign currency denominated assets and liabilities at the transaction date. Monetary assets and liabilities are then re-measured at exchange rates in effect at the end of each period, and non-monetary assets and liabilities are converted at historical rates. A re-measurement loss of $0.2 million was recognized during the year ended December 31, 2025 and an immaterial re-measurement loss was recognized during the year ended December 31, 2024, and are reflected within interest and other income, net on the Consolidated Statements of Operations and Comprehensive Loss.

Segment information

The Company has one reportable segment which is focused on discovering and developing drug candidates in both liver and viral diseases. The Company’s Chairman, President and Chief Executive Officer, who is the chief operating decision maker (CODM), assesses segment performance and decides how to allocate resources based on net loss that is also reported on the Consolidated Statements of Operations and Comprehensive Loss. See Note 15, Segment disclosure, for additional information.

Cash equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents.

Restricted cash

For each of the years ended December 31, 2025 and 2024, the restricted cash balance was $0.1 million, and was used primarily to secure letters of credit in relation to the Company’s operating leases and deposits on rental assets (Note 5), as well as employee withholdings for the employee stock purchase plan.

Short-term investments

The Company generally invests its excess cash in money market funds and investment grade short-to-intermediate-term fixed income securities. Such investments are included in cash, cash equivalents and short-term investments on the Consolidated Balance Sheets.

The Company determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Available-for-sale debt securities are measured and reported at fair value using quoted prices in active markets for similar securities. Unrealized gains and losses on available-for-sale securities are reported as a separate component of stockholders’ equity (deficit). Premiums or discounts from par value are amortized to investment income over the life of the underlying investment. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in interest and other income, net within the Consolidated Statements of Operations and Comprehensive Loss.

The Company assesses available-for-sale debt securities on a quarterly basis to see whether any unrealized loss is due to credit-related factors. Factors considered in determining whether an impairment is credit-related include the extent to which the investment’s fair value is less than its cost basis, declines in published credit ratings, changes in interest rates, and any other adverse factors related to the security. If it is determined that a credit-related impairment exists, the Company will measure the credit loss based on a discounted cash flow model. Credit-related impairments on available-for-sale debt securities are recognized as an allowance for credit losses with a corresponding adjustment to other income, net in the Company’s consolidated statement of operations. The unrealized loss position that is not credit-related is recorded, net of any related tax effects, in other comprehensive income until realized. There were no credit-related losses recognized for the periods presented.

Accrued Interest Receivable

Accrued interest receivable related to the Company’s available-for-sale debt securities is presented within other current assets on the Company’s consolidated balance sheets. The Company has elected to exclude accrued interest receivable from both the fair value and the amortized cost basis of available-for-sale debt securities for the purposes of identifying and measuring any impairment. The Company writes off accrued interest receivable once it has determined that the asset is not realizable. Any write offs of accrued interest receivable are recorded by reversing interest income, recognizing credit loss expense, or a combination of both. To date, the Company has not written off any accrued interest receivables associated with its available-for-sale debt securities.

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

Accounting for Government Grants

In 2022, the Company was awarded a grant of $1.1 million by the National Institutes of Health (NIH) for research to target coronaviruses. The grant is for multiple years with the amount updated after each year of progress through 2025, subject to the annual reapplication and approval by the NIH. In 2023, the approved grant awarded was an additional $1.4 million. In 2024, the approved grant awarded was an additional $1.5 million. The contract ended in 2025.

In 2023, the Company was awarded a contract of $8.5 million by the National Institute of Allergies and Infectious Diseases (NIAID) for research to target coronaviruses. In March 2024, the Company entered into an amendment to the above contract and was awarded an additional $1.3 million, making the total contract value $9.8 million. In April 2025, the Company entered into an amendment to the above contract and was awarded an additional $1.5 million, for a total of $11.3 million. The contract completion is expected in 2026.

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

During the year ended December 31, 2025, $5.4 million was recognized as a reduction to R&D expenses. During the year ended December 31, 2024, $2.8 million was recognized as a reduction to R&D expenses.

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

Impairment of long-lived assets

The Company regularly reviews the carrying amount of its property, equipment, other long-lived assets and intangible assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. No impairment charges were recorded during the years ended December 31, 2025 or 2024.

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

When the Company enters into revenue arrangements, the Company assesses whether the arrangement first falls within the scope of ASC 808 based on whether the arrangement involves joint operating activities and whether both parties would be active participants and would be exposed to significant risks and rewards of the arrangement. If the arrangement does not fall into this literature, the Company then looks to ASC 606 to see whether the partner is considered a customer.

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

Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive income (loss). Other comprehensive income (loss) income consists of foreign currency translation adjustments, unrealized gain on marketable securities and unrealized loss on pension plans.

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

Recent accounting pronouncements

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

In November 2025, the FASB issued ASU 2025-10 Government Grants (Topics 832) - Accounting for Government Grants Received by Business Entities. The standard is effective for fiscal years beginning after December 15, 2028, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is evaluating the potential impact of this standard on its consolidated financial statements.

The Company adopted ASU 2023-09, Income Taxes (Topic 740) in the year ended December 31, 2025, and reflected the amendments on a prospective basis. See Note 11 for the income tax disclosures as amended by this ASU.

3. Balance sheet components

Property and equipment

The components of property and equipment were as follows as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Leasehold improvements	$6,264	$6,101
Lab equipment	6,209	5,975
Computer equipment	1,075	1,051
Furniture and office equipment	751	732
Vehicles and equipment	280	281
Asset under construction	-	4
Total, at cost	14,579	14,144
Accumulated depreciation	(12,712)	(11,782)
Total, net	$1,867	$2,362

During the years ended December 31, 2025 and 2024, depreciation expense was $0.9 million and $1.0 million, respectively. Finance leases for vehicles and lab equipment are also included in property and equipment on the Consolidated Balance Sheets (Note 5).

Accrued Liabilities

Accrued liabilities consisted of the following as of December 31:

	December 31,	December 31,
	2025	2024
Accrued R&D expenses	$1,204	$2,042
Accrued clinical expenses	1,609	1,749
Accrued compensation	7,464	6,387
Other accrued expenses	3,249	5,379
Total	$13,526	$15,557

4. Investments

As of December 31, 2025 and 2024, amortized cost, gross unrealized gains and losses, and estimated fair values of total fixed-maturity securities, classified as Level 1 and Level 2 in the fair value hierarchy, were as follows:

		December 31, 2025
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
		Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. Treasury bonds	Level 2	$59,519	$22	$-	$59,541
Money market funds	Level 1	$9,992	$-	$-	$9,992

		December 31, 2024
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
		Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. Treasury bonds	Level 2	$19,933	$9	$-	$19,942
Money market funds	Level 1	$25,411	$-	$-	$25,411

No short-term investments are in an unrealized loss position. Changes in fair value are related to changes in market interest rates. The Company expects to collect all contractual principal and interest payments and does not intend to sell the investments before recovery of their amortized cost bases. As of December 31, 2025, all investments had a remaining maturity of less than one year.

The Company recorded interest income of $2.2 million and $1.7 million, respectively, during the years ended December 31, 2025 and 2024, as a component of interest and other income, net on the Company’s Consolidated Statement of Operations and Comprehensive Loss. Accrued interest receivable was not material at each year ended December 31, 2025 and 2024.

5. Leases

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

Maturities of lease liabilities as of December 31, 2025, were as follows:

	Operating Lease	Finance Lease
Year ending December 31:
2026	$3,827	144
2027	1,415	-
2028	174	-
2029	-	-
2030	-	-
Thereafter	-	-
	5,416	144
Less: imputed interest	(311)	1
Present value of lease liabilities	5,105	145
Less: current portion	(3,580)	(145)
Lease liabilities, net of current portion	$1,525	$-

The components of lease expense were as follows for the years ended December 31, 2025 and 2024:

	2025	2024
Operating lease cost	$2,462	$1,931
Finance lease cost:
Amortization of right-of-use assets	$63	$56
Interest on lease liabilities	5	7
Total finance lease cost	$68	$63

The Company made payments of $3.8 million and $3.6 million during the years ended December 31, 2025 and 2024, respectively, net of immaterial sublease income.

As of December 31, 2025 and 2024, $0.7 million and $0.6 million of finance lease ROU assets, respectively, were presented as part of property and equipment on the Consolidated Balance Sheets with accumulated amortization of $0.5 million and $0.5 million, respectively.

Additional information related to the Company’s leases was as follows as of December 31:

	December 31,	December 31,
	2025	2024
Operating Lease:
Weighted-average remaining lease term (years)	1.43	1.78
Weighted-average discount rate	8.83%	8.90%
Finance Lease:
Weighted-average remaining lease term (years)	0.67	1.67
Weighted-average discount rate	5.57%	3.59%

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

Preferred stock

As of December 31, 2025 and 2024, there were 10,000,000 shares of preferred stock authorized and no preferred stock issued.

7. Common Warrants and Pre-Funded Warrants

2025 PIPE

In February 2025, the Company closed its private investment in public equity (PIPE) offering (the 2025 Private Placement) and entered into a securities purchase agreement with certain investors (the 2025 Securities Purchase Agreement) that resulted in gross proceeds of $105.0 million. In the 2025 Private Placement, the Company issued (i) 2,103,307 shares of the Company’s common stock, par value $0.0001 per share (the Common Stock), consisting of 1,427,000 shares of voting common stock and 676,307 shares of non-voting common stock, (ii) pre‑funded warrants (the 2025 Pre-Funded Warrants) to purchase up to 1,922,511 shares of Common Stock and (iii) accompanying common warrants (the 2025 Common Warrants) to purchase up to 2,012,909 shares of Common Stock. The purchase price per share was $26.0825, or $26.0824 per 2025 Pre-Funded Warrant, which represents the purchase price per share less the $0.0001 per share exercise price of each Pre-Funded Warrant. Each 2025 Pre-Funded Warrant is immediately exercisable and does not expire. Each 2025 Common Warrant has an exercise price of $26.02, is immediately exercisable and will expire in February 2032. The Company received net proceeds of $101.4 million, after deducting the placement agent fees and expenses and offering costs.

The Company accounts for the 2025 Common Warrants and 2025 Pre-Funded Warrants in Stockholders Equity (Deficit) on the Consolidated Balance Sheet and determined the outstanding 2025 Common Warrants and 2025 Pre-Funded Warrants are freestanding derivative instruments. The Company classified the 2025 Common Warrants and 2025 Pre-Funded Warrants as equity because they met the equity scope exception under ASC 815, Derivatives and Hedging, based on the terms in the 2025 Securities Purchase Agreement.

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

The following table summarizes information about shares issuable under the 2023 and 2025 Pre-Funded Warrants outstanding at December 31, 2025 and December 31, 2024:

Pre-funded warrant shares outstanding	December 31, 2025	December 31, 2024
Outstanding at the beginning of the year	2,441,405	3,242,018
Issued	1,922,511	-
Exercised	(146,484)	(800,613)
Outstanding at the end of the period	4,217,432	2,441,405
Exercisable at the end of the period	4,217,432	2,441,405

The following table sets forth a summary of the activities of the Company’s 2023 Common Warrant liability, which represents a recurring measurement that is classified with Level 3 of the fair value hierarchy wherein the fair value is estimated using significant unobservable inputs (in thousands):

	December 31, 2025	December 31, 2024
Beginning liability	$72,367	$27,596
Common warrants issued	-	-
Common warrants exercised	-	(1,361)
Change in fair value	(60,184)	46,132
Ending liability	$12,183	$72,367

The fair value of the 2023 Common Warrants is determined at each reporting date utilizing the Black Scholes option pricing model. Changes in the fair value are recognized in earnings. The valuation of 2023 Common Warrants is inherently sensitive to fluctuations of the inputs used, primarily driven by the Company's stock price. The inputs used to determine the fair value at the reporting date were as follows:

	December 31, 2025	December 31, 2024
Expected term (in years)	4.83	5.83
Risk-free interest rate	3.72%	4.43%
Dividend yield	-	-
Volatility	90.98%	84.62%

The following table summarizes information about shares issuable under the 2023 and 2025 Common Warrants outstanding at December 31, 2025 and 2024:

Common warrant shares outstanding	December 31, 2025	December 31, 2024
Outstanding at the beginning of the year	2,200,858	2,249,680
Issued	2,012,909	-
Exercised	-	(48,822)
Outstanding at the end of the period	4,213,767	2,200,858
Exercisable at the end of the period	4,213,767	2,200,858

8. Stock-based compensation

2018 Equity incentive plan

Following the Company's IPO in October 2020, the remaining shares from the 2018 Equity Incentive Plan (the 2018 Plan) were made available for issuance under the 2020 Incentive Award Plan (the 2020 Plan). As of December 31, 2025, there are 55,234 options outstanding and exercisable under the 2018 Plan.

2020 Incentive award plan

The Company adopted the 2020 Plan effective October 15, 2020. The 2020 Plan provides for a variety of stock-based compensation awards, including stock options, stock appreciation rights, or SARs, restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards, dividend equivalents, or other stock or cash-based awards. The Company has granted 1,771,959 shares subject to awards as of December 31, 2025 with 465,915 remaining available for future grant.

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

2024 Employment inducement award plan

The Company adopted the 2024 Employment Inducement Award Plan (the 2024 Plan) in September 2024 as an inducement material to entering employment in accordance with Nasdaq Listing Rule 5635(c)(4). The 2024 Plan is used exclusively for the grant of equity awards to individuals who were not previously employed by the Company. The 2024 Plan provides for issuance of non-qualified stock options only. The Company has granted 269,500 shares subject to awards as of December 31, 2025 with 348,584 remaining available for future grant.

2020 Employee stock purchase plan

The Company adopted the 2020 Employee Stock Purchase Plan (the 2020 ESPP) effective on October 15, 2020. The 2020 ESPP enables eligible employees of the Company to purchase shares of common stock at a discount to fair market value. The Company has initially reserved for issuance 14,756 shares of common stock pursuant to the 2020 ESPP. As of December 31, 2025, 133,682 grants of awards under this plan have been made.

During each of the years ended December 31, 2025 and 2024, the Company's 2020 ESPP compensation expense was $0.5 million. The assumptions that the Company used to determine the grant-date fair value of shares granted to participants were as follows, disclosed on a grant date basis:

	2025	2024

Expected term (in years)	0.5 - 2.0 years	0.5 - 2.0 years
Risk-free interest rate	4.83% - 5.38%	2.58% - 5.38%
Dividend yield	-	-
Volatility	53.24% - 82.71%	50.36% - 73.67%
Weighted-average estimated fair value of purchase rights	$2.26 - $7.56	$4.00 - $15.14

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

During the years ended December 31, 2025 and December 31, 2024, the Company’s stock option compensation expense was approximately $4.4 million and $7.9 million, respectively, and there was no recognized tax benefit in either year. As of December 31, 2025, unrecognized stock-based compensation expense related to stock options was $11.4 million, to be recognized over a weighted-average period of 3.02 years.

The assumptions that the Company used to determine the grant-date fair value of stock options granted to Participants were as follows, presented on a weighted-average basis:

	2025	2024

Expected term (in years)	6.01	5.94
Risk-free interest rate	4.07%	3.98%
Dividend yield	-	-
Volatility	96.99%	87.35%

Stock option activity during the year ended December 31, 2025 and 2024 was as follows:

	Shares subject to options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)

Outstanding as of December 31, 2024	627,685	$35.93	8.50	$10,611
Granted	1,159,434	11.42	—	—
Exercised	—	—	—	—
Forfeited or Expired	(58,382)	61.79	—	—
Outstanding as of December 31, 2025	1,728,737	18.62	8.82	$859
Options vested and expected to vest as of December 31, 2025	1,728,737	18.62	8.82	$859
Options vested and exercisable as of December 31, 2025	488,305	34.67	7.74	$95

The weighted-average grant date fair value of stock options granted was $8.83 per share during the year ended December 31, 2025. The weighted-average grant date fair value of stock options granted was $12.88 per share during the year ended December 31, 2024. The total intrinsic value of stock options exercised during the years ended December 31, 2025 and 2024 were not material.

During the years ended December 31, 2025 and 2024 the Company did not issue shares for unvested stock options. As of December 31, 2025 and 2024, there were no shares of Common Stock held by employees subject to repurchase.

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

During each of the years ended December 31, 2025 and 2024, the Company recorded a total stock-based compensation expense of $0.1 million, related to the restricted stock awards. The number of restricted stock awards vested includes shares of common stock that the Company withheld on behalf of employees or sold to cover to satisfy the minimum statutory tax withholding requirements. As of December 31, 2025, there was $0.7 million unrecognized stock-based compensation costs related to outstanding unvested restricted stock awards that are expected to vest over 3.37 years.

The following table summarizes the Company’s restricted common stock activity for years ended December 31, 2025 and 2024:

	Number of Awards	Weighted- Average Grant Date Fair Value	Aggregate Fair Value (in thousands)

Issued and unvested as of December 31, 2024	4,729	$15.44	$74
Granted	74,955	10.11	758
Vested and released	(2,898)	16.47	(48)
Issued and unvested as of December 31, 2025	76,786	$10.20	$784

Stock-based compensation expense was allocated as follows for the years ended December 31, 2025 and December 31, 2024:

	Year Ended
	December 31,
	2025	2024
Research and development	$2,712	$4,842
General and administrative	2,332	3,610
Total	$5,044	$8,452

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

The Company has agreed to pay Emory up to an aggregate of $125.0 million upon the achievement of specified development, regulatory, and commercial milestones, and all ongoing patent costs. During the year ended December 31, 2025 and 2024, the Company paid $9.0 million related to milestone payments due to the first subject dosed in a Phase 2 clinical trial. The Company also agreed to pay Emory tiered single-digit royalties on worldwide annual net sales of licensed products, on a quarterly basis and calculated on a product-by-product basis. With respect to licensed products containing any of a specified subset of the licensed compounds, such royalties range from a mid-single digit to a high-single digit percentage rate. With respect to licensed products which do not contain such compounds, the royalties range from a low-single digit to a mid-single digit rate.

During the twelve months ended December 31, 2025 and 2024, the Company made no payments associated with royalties and recognized no expense or accruals.

Agreement with Katholieke Universiteit Leuven (KU Leuven)

On June 25, 2020, the Company entered into a Research, Licensing and Commercialization Agreement (KU Leuven Agreement) with KU Leuven, under which the Company is collaborating with KU Leuven’s Rega Institute for Medical Research, as well as its CD3, to research and develop potential protease inhibitors for the treatment, diagnosis or prevention of coronaviruses, including of SARS-CoV-2. Unless terminated earlier by either party in accordance with provisions in the agreement, the collaboration period will terminate at the earlier of completion of all collaboration activities or 2.5 years. In connection with the KU Leuven Agreement, KU Leuven and the Company granted each other exclusive cross-licenses to use certain know-how and existing patents of the other party as well as certain joint know-how and joint patents to carry out research and development collaboration activities during the collaboration period. As of December 2022, the original collaboration period has expired. An amendment to the agreement was agreed in July 2023 to include a new collaboration plan. KU Leuven granted to the Company an exclusive (including as to KU Leuven), worldwide license under certain of KU Leuven’s know-how, and certain joint patents and joint know-how, to manufacture and commercialize the licensed products for the treatment, diagnosis or detection of viral infections in humans. KU Leuven reserved the right to use all KU Leuven knowhow, joint patents and joint know-how for academic and non-commercial research and teaching purposes. As consideration for this license, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to but no more than $30.0 million upon the achievement of certain commercial sales milestones. For each licensed product developed through KU Leuven and the Company’s collaborative effort, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to $32.0 million upon the achievement of certain development and regulatory milestones. The Company is also required to pay KU Leuven a low-to-mid-single digit royalty percentage, subject to certain adjustments, on net sales of applicable products, if any. The Company is also required to pay a share of upfront transaction consideration received to KU Leuven should the program be partnered with an external party. Unless terminated earlier by either party, the agreement shall continue until the expiration of the last to expire royalty term, which is the later of the expiration or termination of the last valid patent claim covering the manufacture, use, sale or importation of the licensed product in a particular country or 10 years after the first commercial sale of a licensed product.

During the years ended December 31, 2025 and 2024, we did not recognize any milestone payments.

10. Revenue from contracts with customers

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

In May 2025, the Company and Amoytop entered into an additional extension to the Amoytop Agreement, covering work performed through approximately November 2025. Under the terms of the agreement, the Company received an upfront payment of $1.0 million, which was recognized from the second quarter of 2025 through the fourth quarter of 2025.

In September 2025, Amoytop exercised its option to obtain an exclusive, territory-limited license to one compound developed under the Amoytop Agreement, with the right to choose such compound among four identified candidates following the completion of the work outlined in the May 2025 extension. IND-enabling studies began on its chosen compound in January 2026, which earned the Company a milestone payment of $3.0 million.

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

During the years ended December 31, 2025 and 2024, the Company recognized $2.2 million and $3.6 million, respectively, in revenue from customers related to upfront payments. During the years ended December 31, 2025 and 2024, the Company recognized no revenue from customers related to milestone payments. The unrecognized portion of the upfront payments received during the twelve months ended December 31, 2025 and 2024 is recorded on the Consolidated Balance Sheets as “Deferred revenue, current”.

Changes in deferred revenue balances arose as a result of the Company recognizing the following revenue from customers during the periods below (in thousands):

	As of December 31,
	2025	2024

Deferred revenue as of January 1	$151	$1,224
Consideration received in the period	2,035	2,538
Revenue recognized in the period	(2,186)	(3,611)
Deferred revenue as of December 31	$—	$151

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

11. Income taxes

The components of the Company’s loss before income taxes were as follows for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024

United States	$(20,765)	$(128,077)
Foreign	(3,114)	(2,803)
Total loss before income taxes	$(23,879)	$(130,880)

The components of the Company's income tax provision were as follows for the years ended December 31, 2025 and 2024:

	2025	2024

Current:
Federal	$-	$-
State	-	-
Foreign	314	331
Total current provision for income taxes	$314	$331

Deferred:
Federal	$-	$-
State	-	-
Foreign	-	-
Total deferred provision for income taxes	$-	$-

A reconciliation of the expected income tax computed at the federal statutory income tax rate to the Company’s effective income tax expense and rate is as follows for the year ended December 31, 2025:

	$	%
Income tax computed at federal statutory tax rate	$(5,015)	21.00%
State and local taxes, net of federal income tax effect	-	0.00%
Research tax credits	(1,253)	5.25%
Change in valuation allowance	17,724	-74.22%
Nondeductible items:
Stock based compensation	896	-3.76%
Warrant marked to market	(12,638)	52.93%
Other	1	-0.01%
Foreign tax effects:
Australia:
Other	(260)	1.09%
Change in Valuation Allowance	693	-2.90%
Foreign Withholding Tax and Other	166	-0.69%
Income tax expense and effective income tax rate	$314	-1.31%

As previously disclosed for the year ended December 31, 2024, a reconciliation of the expected income tax computed at the federal statutory income tax rate to the Company’s effective income tax rate as follows:

%
Income tax computed at federal statutory tax rate	21.00%
State taxes, net of federal income tax effect	4.49%
Research tax credits	0.79%
Change in valuation allowance	-17.04%
Nondeductible items:
Stock based compensation	-1.92%
Warrant marked to market	-7.41%
Other	0.10%
Foreign tax	-0.27%
Effective income tax rate	-0.26%

Income taxes paid (net of refunds) for the year ended December 31, 2025 is disaggregated as follows (in thousands):

Federal income taxes paid (net of refunds)	$-
State income taxes paid (net of refunds)	-
Foreign income taxes paid (net of refunds):
China	199
Belgium	116
Total income taxes paid (net of refunds)	$315

The components of the deferred tax assets and liabilities were as follows at December 31:

	2025	2024

Deferred tax assets:
Net operating loss carryforward	$29,976	$17,625
Operating lease liabilities	1,457	2,418
Tax credits	4,656	2,745
Other accruals and reserves	1,624	1,457
Stock-based compensation	1,703	1,555
Capitalized R&D costs	42,111	31,848
Other	806	626
	82,333	58,274
Valuation allowance	(81,284)	(56,517)
Net deferred tax assets	$1,049	$1,757

Deferred tax liabilities:
Right of use assets	(907)	(1,520)
Property and equipment	(142)	(237)
Total deferred tax liabilities	$(1,049)	$(1,757)

Total deferred income taxes	$-	$-

Management believes that, based on a number of factors, including the Company’s historical operating performance and accumulated deficit, it is more likely than not that the deferred tax assets will not be utilized, such that a full valuation allowance has been recorded against the Company’s deferred tax assets. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized on a jurisdiction-by-jurisdiction basis. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The valuation allowance increased by $24.8 million during the year ended December 31, 2025, and decreased by $22.3 million during the year ended December 31, 2024.

As of December 31, 2025, the Company had $92.5 million of federal and $105.7 million of state net operating loss (NOL) carryforwards available to offset future taxable income. The Company’s federal NOL carryforwards can be carried forward indefinitely while state NOL carryforwards, if not utilized, will begin expiring in 2043. As of December 31, 2025, the Company had research and development credit carryforwards of $3.5 million and $2.2 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. If not utilized, the federal credit carryforwards will begin expiring in 2043. The California credit carryforwards have no expiration date. The Company had $3.2 million of Australian NOL carryforwards and $0.7 million of Australian research and development tax credit carryforwards.

On July 4, 2025, the OBBBA was enacted in the United States. The OBBBA includes several significant tax provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company will no longer be required to capitalize its domestic research and experimental costs under Section 174 of the Internal Revenue Code beginning with the tax year ending December 31, 2025. The Company evaluated the impact of the OBBBA and determined that it did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2025.

Under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period), the Company’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. The Company performed a Code Section 382 analysis in 2025, which resulted in no further ownership changes.

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

ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. During the years ended December 31, 2025 and 2024, the Company had not recognized any tax-related penalties or interest. No liability related to uncertain tax positions is recorded on the financial statements related to uncertain tax positions.

	2025	2024

Balance, beginning of the period	$771	$99
(Decrease) increase related to prior year positions	(34)	17
Increase related to current year positions	709	655
Balance, end of the period	$1,446	$771

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

12. Commitments and contingencies

From time to time, the Company may have certain contingent liabilities, including legal matters that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Contingent liabilities requiring accrual were appropriately accrued as of December 31, 2025 and December 31, 2024. The Company enters into contracts in the normal course of business that includes arrangements with clinical research organizations, vendors for preclinical research and vendors for manufacturing. These agreements generally allow for cancellation with notice. As of December 31, 2025, the Company had no material non-cancelable purchase commitments.

13. Benefit plans

Defined contribution plans

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company made matching contributions of $0.7 million each to the plan during the years ended December 31, 2025 and 2024, respectively.

Defined benefit plans—regular pension plan

ASC Topic 715, Compensation—Retirement Benefits, requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s under-funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit post retirement plan in the year in which the changes occur. Accordingly, the Company is required to report changes in its funded status on its Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Consolidated Statement of Operations and Comprehensive Loss.

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

As of December 31, 2025, the projected benefit obligation was $1.7 million, the plan assets were $1.6 million and the net pension liability was $0.1 million. As of December 31, 2024, the projected benefit obligation was $1.3 million, the plan assets were $1.3 million, and the net pension liability was $0.1 million. The Company has recorded the unfunded amount as a liability in its Consolidated Balance Sheets at December 31, 2025 and 2024, under the accrued liabilities caption.

Defined benefit plans—Top Hat Plan

In Aligos-Belgium, the Company established a pension bonus complementary plan (the Top Hat Plan), where the bonus payments to each participant are added to the Top Hat Plan. The annual contributions to this plan are based on performance and determined on a discretionary basis by the Company. The Top Hat Plan contains a legal yield guarantee of 2.5%. The Top Hat Plan became effective as of January 1, 2019.

In 2019, the Company accounted for the Top Hat Plan in accordance with ASC 715, Compensation—Retirement Benefits, once it became effective. The Top Hat Plan does not meet all the requirements that are needed for recognition as a defined contribution plan. The Company therefore recognizes the Top Hat Plan as a defined benefit plan.

As of December 31, 2025, the projected benefit obligation was $2.7 million, the plan assets were $2.5 million and the net pension liability was $0.3 million. As of December 31, 2024, the projected benefit obligation was $2.1 million, the plan assets were $1.9 million, and the net pension liability was $0.2 million. The Company has recorded the unfunded amount as a liability in its Consolidated Balance Sheets at December 31, 2025 and 2024, under the accrued liabilities caption.

14. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company:

	Year Ended
	December 31,
	2025	2024

Net loss, as reported	$(24,193)	$(131,211)
Less: increase in available income	-	-
Diluted net loss	$(24,193)	$(131,211)
Weighted average shares outstanding, basic	9,884,955	6,264,612
Add: Weighted average shares issuable	-	-
Weighted average shares outstanding, diluted	9,884,955	6,264,612
Net loss per share - basic	$(2.45)	$(20.94)
Net loss per share - diluted	$(2.45)	$(20.94)

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

	Year Ended
	December 31,
	2025	2024
Options to purchase common stock	1,728,737	441,113
Unvested restricted stock	76,786	1,379
Warrants to purchase common stock	4,213,767	2,200,858
	6,019,290	2,643,350

15. Segment information

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

The following table provides segment revenues, significant segment expenses and reported segment net income for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
Revenue from collaborations	$-	$334
Revenue from customers	2,186	3,611
Less:
Early-stage research and development(1)	(3,147)	(3,506)
Late-stage research and development(2)	(66,306)	(66,763)
General & Administrative	(20,718)	(22,830)
Total operating expenses	(90,171)	(93,099)
Interest and other income, net	3,922	4,406
Change in fair value of 2023 Common Warrants	60,184	(46,132)
Loss before income tax	(23,879)	(130,880)
Income tax provision	(314)	(331)
Segment and consolidated net loss	$(24,193)	$(131,211)

(1) Early-stage research and development includes costs incurred from Discovery programs.

(2) Late-stage research and development includes costs incurred from Phase 1 clinical trial programs.

The Company’s reportable segment primarily generates revenue through its license and collaboration agreements (see Notes 9 and 10). The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. The Company has $1.7 million and $0.2 million of fixed assets in Aligos-US and Aligos-Belgium, respectively, as of December 31, 2025, and $2.1 million and $0.2 million of fixed assets in Aligos‑US and Aligos-Belgium, respectively as of December 31, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10‑K. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On March 3, 2026, the Company’s Board of Directors adopted resolutions approving the ratification, pursuant to Section 204 of the Delaware General Corporation Law (the "DGCL"), of the issuance of 911 shares of the Company's common stock in excess of the share reserve under the Company's 2020 Employee Stock Purchase Plan

(the “ESPP”). The shares were issued on December 8, 2025 in connection with an offering period that ended in November 2025. The failure of authorization was that such shares were issued in excess of the number of shares available for issuance under the ESPP’s share reserve at the time of issuance. The public filing of this Annual Report on Form 10-K with the Securities and Exchange Commission constitutes the notice required to be given under Section 204(g) of the DGCL. Any claim that any defective corporate act or putative stock ratified pursuant to the ratification is void or voidable due to the failure of authorization, or that the Delaware Court of Chancery should declare in its discretion that the ratification in accordance with Section 204 of the DGCL not be effective or be effective only on certain conditions, must be brought within 120 days from the giving of this notice (which is deemed given on the date that this Annual Report on Form 10-K is filed with the Securities and Exchange Commission).

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

The remaining information required by this item, including information about our Directors, Executive Officers and Audit Committee, is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

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

Item 16. Form 10-K Summary.

None.

Exhibit Index

		Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	Date	Number
3.1(a)	Amended and Restated Certificate of Incorporation.	8-K	10/20/2020	3.1
3.1(b)	Certificate of Amendment, dated June 27, 2024, to Amended and Restated Certificate of Incorporation.	8-K	6/28/2024	3.1
3.1(c)	Certificate of Amendment, dated August 14, 2024, to Amended and Restated Certificate of Incorporation.	8-K	8/19/2024	3.1
3.1(d)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	6/25/2025	3.1
3.2	Amended and Restated Bylaws.	8-K	10/20/2020	3.2
4.1	Reference is made to Exhibits 3.1(a), 3.1(b), 3.1(c), 3.1(d) and 3.2
4.2	Form of Common Stock Certificate.	10-Q	11/6/2024	4.2
4.3	Description of Securities.				X
4.4	Form of 2023 Pre-Funded Warrant	8-K	10/25/2023	4.1
4.5	Form of 2023 Common Warrant	8-K	10/25/2023	4.2
4.6	Form of 2025 Pre-Funded Warrant	8-K	2/12/2025	4.1
4.7	Form of 2025 Common Warrant	8-K	2/12/2025	4.2
10.1(a)†	Aligos Therapeutics/Emory University License Agreement by and between Aligos Therapeutics, Inc. and Emory University, dated June 26, 2018.	S-1	9/25/2020	10.1(a)
10.1(b)†	First Amendment to License Agreement by and between Aligos Therapeutics, Inc. and Emory University, dated June 18, 2020.	S-1	9/25/2020	10.1(b)
10.3	Lease between Aligos Therapeutics, Inc. and Britannia Biotech Gateway Limited Partnership, dated June 21, 2018.	S-1	9/25/2020	10.3
10.4(a)#	2018 Equity Incentive Plan, as amended.	S-1	9/25/2020	10.5(a)
10.4(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under 2018 Equity Incentive Plan, as amended.	S-1	9/25/2020	10.5(b)
10.4(c)#	Form of Early Exercise Stock Option Grant Notice and Stock Option Agreement under 2018 Equity Incentive Plan, as amended.	S-1	9/25/2020	10.5(c)
10.4(d)#	Form of International Stock Option Grant Notice and Stock Option Agreement under 2018 Equity Incentive Plan, as amended.	S-1	9/25/2020	10.5(d)
10.5(a)#	2020 Incentive Award Plan.	S-1/A	10/9/2020	10.6(a)
10.5(b)#	Amendment to the Aligos Therapeutics, Inc. 2020 Incentive Award Plan.	8-K	6/28/2024	10.1
10.5(c)#	Amendment to the Aligos Therapeutics, Inc. 2020 Incentive Award Plan.	8-K	6/26/2025	10.1
10.5(d)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2020 Incentive Award Plan.	S-1/A	10/9/2020	10.6(b)
10.5(e)#	Form of Restricted Stock Award Agreement under the 2020 Incentive Award Plan.	S-1/A	10/9/2020	10.6(c)
10.5(f)#	Form of Restricted Stock Unit Award Grant Notice under the 2020 Incentive Award Plan.	S-1/A	10/9/2020	10.6(d)
10.6#	2020 Employee Stock Purchase Plan.	S-1/A	10/9/2020	10.7

10.7(a)#	2024 Employment Inducement Award Plan	10-Q	11/6/2024	10.1(a)
10.7(b)#	Form of Stock Option Grant Notice and Stock Option Agreement	10-Q	11/6/2024	10.1(b)
10.7(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.	10-Q	11/6/2024	10.1(c)
10.8#	Form of Indemnification Agreement for Directors and Officers.	S-1/A	10/9/2020	10.12
10.9#	Amended and Restated Employment Agreement, effective as of February 10, 2021, by and between the Company and Lawrence M. Blatt, Ph.D.	10-Q	5/10/2021	10.2
10.10#	Employment Agreement by and between Aligos Therapeutics, Inc. and Julian Symons, D.Phil., effective as of May 14, 2019.	10-Q	5/10/2021	10.3
10.11#	Form of Change in Control and Severance Agreement.	10-Q	8/6/2025	10.3
10.12#	Lease Agreement between 601 & 651 Gateway Center LP and Aligos Therapeutics, Inc., dated December 9, 2021	10-K	3/10/2022	10.16
10.13#	Non-Employee Director Compensation Policy	10-Q	5/6/2025	10.1
10.14#	Form of Securities Purchase Agreement, dated October 23, 2023, by and among the Company and the Purchasers.	8-K	10/25/2023	10.1
10.15#	Amended and Restated Employment Agreement, effective as of December 1, 2020, by and between the Company and Lesley Calhoun	10-K	3/12/2024	10.17
10.16#	Employment Agreement by and between Aligos Therapeutics, Inc. and Hardean Achneck, M.D., effective as of September 4, 2024.	10-Q	11/6/2024	10.2
10.17	Securities Purchase Agreement, dated February 11, 2025, by and among the Company and the investors party thereto.	8-K	2/12/2025	10.1
10.18	Registration Rights Agreement, dated February 13, 2025, by and among the Company and the investors party thereto.	10-K	3/10/2025	10.18
10.19	Lead Investor Registration Rights Agreement, by and among the Company and the investors party thereto.	10-K	3/10/2025	10.19
10.20	Letter Agreement, by and among the Company and the investors party thereto.	10-K	3/10/2025	10.20
19.1	Insider Trading Policy	10-K	3/10/2025	19.1
21.1	Subsidiaries of Registrant.	10-K	3/9/2023	21.1
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included on signature page to this Form 10-K).				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	Policy relating to Recovery of Erroneously Awarded Compensation	10-K	3/12/2024	97.1
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 has been formatted in Inline XBRL.				X

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

Aligos Therapeutics, Inc.

Date: March 5, 2026	By:	/s/ Lawrence M. Blatt
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

Name	Title	Date

/s/ Lawrence M. Blatt	Chairman, President, and Chief Executive Officer (Principal Executive Officer)	March 5, 2026
Lawrence M. Blatt, Ph.D.

/s/ Lesley Ann Calhoun	Executive Vice President, Chief Operating Officer & Chief Financial Officer (Principal Financial Officer)	March 5, 2026
Lesley Ann Calhoun

/s/ Nikhil Aneja	VP Finance (Principal Accounting Officer)	March 5, 2026
Nikhil Aneja

/s/ K. Peter Hirth	Director	March 5, 2026
K. Peter Hirth, Ph.D.

/s/ Carole Nuechterlein	Director	March 5, 2026
Carole Nuechterlein

/s/ James Scopa	Director	March 5, 2026
James Scopa

/s/ Bridget Martell	Director	March 5, 2026
Bridget Martell, M.D.

/s/ Margarita Chavez	Director	March 5, 2026
Margarita Chavez

/s/ Heather Preston	Director	March 5, 2026
Heather Preston, M.D.