Form 10-Q
period 2026-03-31
Aligos Therapeutics, Inc.
filed 2026-05-07
CIK 1799448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, the registrant had 6,188,223 shares of common stock, $0.0001 par value per share, outstanding, consisting of 5,388,223 shares of voting common stock, $0.0001 par value per share and 800,000 shares of non-voting common stock, $0.0001 par value per share. This number does not include 4,217,432 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of May 1, 2026 (which are immediately exercisable at an exercise price of $0.0025 and $0.0001 per share of common stock, , subject to beneficial ownership limitations) sold in the Registrant’s private placement on October 23, 2023 and February 13, 2025. See Note 6 — Common Warrants and Pre-Funded Warrants to the Registrant’s unaudited condensed consolidated financial statements.

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
•
the implementation of our business model and strategic plans for our business, drug candidates and technology, including additional indications we may pursue;
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

We have based these forward-looking statements largely on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate as well as management's beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual

i

results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALIGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$29,980	$18,303
Restricted cash	174	110
Short-term investments	24,929	59,541
Other current assets	4,546	4,908
Total current assets	59,629	82,862
Operating lease right-of-use assets	2,580	3,089
Property and equipment, net	1,590	1,867
Other assets	759	715
Total assets	$64,558	$88,533

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,639	$3,982
Accrued liabilities	11,989	13,526
Operating lease liabilities, current	3,612	3,580
Finance lease liabilities, current	82	145
Total current liabilities	23,322	21,233
Operating lease liabilities, net of current portion	659	1,525
2023 Common Warrants liability	8,788	12,183
Long term liability	-	47
Total liabilities	32,769	34,988
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2026 and December 31, 2025, respectively; no shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	-	-
Common stock, $0.0001 par value; 115,800,000 shares and 115,800,000 shares authorized as of March 31, 2026 and December 31, 2025, respectively; 6,188,186 and 6,178,230 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	9	9
Additional paid-in capital	696,583	695,269
Accumulated deficit	(665,241)	(642,201)
Accumulated other comprehensive income	438	468
Total stockholders’ equity	31,789	53,545
Total liabilities and stockholders’ equity	$64,558	$88,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue from customers	$2,830	$311
Operating expenses:
Research and development	23,352	14,502
General and administrative	6,407	5,052
Total operating expenses	29,759	19,554
Loss from operations	(26,929)	(19,243)
Interest and other income, net	811	880
Change in fair value of 2023 Common Warrants	3,395	61,494
(Loss) income before income tax	(22,723)	43,131
Income tax provision	(317)	(43)
Net (loss) income	(23,040)	43,088
Other comprehensive (loss) income:
Unrealized loss on available-for-sale securities	(30)	(4)
Other comprehensive loss	(30)	(4)
Comprehensive (loss) income	$(23,070)	$43,084
Net (loss) income per share, basic	$(2.21)	$5.12
Net loss per share, diluted	$(2.21)	$(2.11)
Weighted average shares of common stock, basic	10,402,967	8,408,481
Weighted average shares of common stock, diluted	10,402,967	8,709,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance as of December 31, 2025	6,178,230	$9	$695,269	$(642,201)	$468	$53,545
Issuance of common stock related to RSU vesting	9,956	-	-	-	-	-
Stock-based compensation expense related to employee stock awards	-	-	1,225	-	-	1,225
Stock-based compensation expense related to employee stock purchases	-	-	89	-	-	89
Other comprehensive loss	-	-	-	-	(30)	(30)
Net loss	-	-	-	(23,040)	-	(23,040)
Balance as of March 31, 2026	6,188,186	$9	$696,583	$(665,241)	$438	$31,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited, in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)

Balance as of December 31, 2024	3,864,436	$8	$588,576	$(618,008)	$451	$(28,973)
Issuance of common stock upon net exercise of pre-funded warrants	146,468	-	-	-	-	-
Issuance of common stock from RSU vesting and settlement	590	-	-	-	-	-
Issuance of common stock, pre-funded warrants and common warrants in connection with 2025 PIPE offering	2,103,307	1	105,003	-	-	105,004
Costs related to 2025 PIPE offering	-	-	(3,629)	-	-	(3,629)
Stock-based compensation expense related to employee stock awards	-	-	909	-	-	909
Stock-based compensation expense related to employee stock purchases	-	-	50	-	-	50
Other comprehensive loss	-	-	-	-	(4)	(4)
Net income	-	-	-	43,088	-	43,088
Balance as of March 31, 2025	6,114,801	$9	$690,909	$(574,920)	$447	$116,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(23,040)	$43,088
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Accretion of discount on investments	(419)	(137)
Non cash lease expense	509	316
Change in fair value of 2023 Common Warrants	(3,395)	(61,494)
Depreciation expense	346	194
Stock-based compensation including ESPP	1,314	959
Changes in operating assets and liabilities:
Accounts payable	3,657	1,730
Accrued liabilities	(1,537)	(4,765)
Operating lease liabilities	(834)	(502)
Other liabilities	(47)	-
Deferred revenue	-	(151)
Other assets	318	(147)
Net cash and cash equivalents used in operating activities	(23,128)	(20,909)
Cash flows from investing activities:
Maturities of short-term investments	35,000	20,000
Purchase of short-term investments	-	(64,024)
Purchases of property and equipment	(69)	(43)
Net cash and cash equivalents provided by (used in) investing activities	34,931	(44,067)
Cash flows from financing activities:
Proceeds from issuance of common stock, common warrants and pre-funded warrants in connection with PIPE offering, net of costs	-	101,742
Payments on finance lease	(62)	-
Net cash and cash equivalents (used in) provided by financing activities	(62)	101,742
Net increase in cash, cash equivalents, and restricted cash	11,741	36,766
Cash, cash equivalents, and restricted cash, beginning of period	18,413	37,107
Cash, cash equivalents, and restricted cash, end of period	$30,154	$73,873

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

The Company is devoting substantially all of its efforts to the research and development of its drug candidates. The Company has not generated any product revenue to date. The Company is also subject to a number of risks similar to other companies in the biotechnology industry, including the uncertainty of success of its nonclinical studies and clinical trials, regulatory approval of drug candidates, uncertainty of market acceptance of products, competition from substitute products and larger companies, the need to obtain additional financing, compliance with government regulations, protection of proprietary technology, dependence on third parties, product liability, and dependence on key individuals.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and follow the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company's annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s consolidated financial information. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The balance sheet as of December 31, 2025 is derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.

Liquidity and Going Concern

In accordance with Accounting Standards Codification 205-40, Presentation of Financial Statements - Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year of the date that the condensed financial statements are issued.

As of March 31, 2026, the Company had cash, cash equivalents and short-term investments of $54.9 million and an accumulated deficit of $665.2 million. The Company has incurred recurring losses from operations and negative cash flows from operating activities. The Company expects that its cash, cash equivalents and short-term investments will be sufficient to fund current planned operations into the fourth quarter of 2026, inclusive of the $25M upfront expected from Amoytop, which is less than one year from the date of filing this Quarterly Report on Form 10-Q. See footnote 14, Subsequent Events, for further details. The Company plans to raise substantial additional capital to continue as a going concern, including through a combination of public or private equity offerings, third-party funding, collaborations, strategic alliances, and licensing arrangements. In addition, the Company is evaluating future financing opportunities, and intends to secure additional funding.

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

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 5, 2026 (the 2025 Form 10-K).

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

Significant accounting policies and estimates

No material changes were made to the Company’s significant accounting policies disclosed in Note 2. Summary of significant accounting policies, in its 2025 Form 10-K.

Recently issued accounting standards

From time to time, new accounting pronouncements are issued by FASB that the Company adopts as of the specified effective date. Our status as an EGC ended on the last day of the fiscal year ending after the fifth anniversary of our initial public offering, i.e., December 31, 2025.

The Company has considered all recent accounting pronouncements issued, but not yet effective, and does not expect any to have a material effect on the Company’s condensed consolidated financial statements other than those discussed in its 2025 Form 10‑K.

3.
Balance sheet components

Property and equipment

The components of property and equipment as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026	December 31, 2025
Leasehold improvements	$6,264	$6,264
Lab equipment	6,258	6,209
Computer equipment	1,075	1,075
Furniture and office equipment	771	751
Vehicles and equipment	280	280
Total, at cost	14,648	14,579
Accumulated depreciation	(13,058)	(12,712)
Total, net	$1,590	$1,867

Depreciation expense was $0.3 million for the three months ended March 31, 2026 and $0.2 million for the three months ended March 31, 2025. Finance leases are also included in property and equipment as vehicles and lab equipment on the Condensed Consolidated Balance Sheets.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued R&D expenses	$1,489	$1,204
Accrued clinical expenses	2,026	1,609
Accrued compensation	4,219	7,464
Other accrued expenses	4,255	3,249
Total	$11,989	$13,526

4.
Investments

As of March 31, 2026 and December 31, 2025, amortized cost, gross unrealized gains and losses, and estimated fair values of total fixed-maturity securities were as follows (in thousands):

		March 31, 2026
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
		Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. Treasury bonds	Level 2	$24,959	$-	$(30)	$24,929
Money market funds	Level 1	$20,122	$-	$-	$20,122

		December 31, 2025
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
		Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. Treasury bonds	Level 2	$59,519	$22	$-	$59,541
Money market funds	Level 1	$9,992	$-	$-	$9,992

All of our short-term investments are in an unrealized loss position. Changes in fair value are related to changes in market interest rates. The Company expects to collect all contractual principal and interest payments and does not intend to sell the investments before recovery of their amortized cost bases. As of March 31, 2026, all investments had a remaining maturity of less than one year.

The Company recorded interest income of $0.1 million for the three months ended March 31, 2026, and $0.8 million for the three months ended March 31, 2025. There was no accrued interest receivable as of March 31, 2026 and December 31, 2025.

5.
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

6.
Common Warrants and Pre-Funded Warrants

2025 PIPE

In February 2025, the Company closed its private investment in public equity (PIPE) offering (the 2025 Private Placement) and entered into a securities purchase agreement with certain investors (the 2025 Securities Purchase Agreement) that resulted in gross proceeds of $105.0 million. In the 2025 Private Placement, the Company issued (i) 2,103,307 shares of the Company’s common stock (the Common Stock), par value $0.0001 per share, consisting of 1,427,000 shares of voting common stock and 676,307 shares of non-voting common stock, (ii) pre‑funded warrants (the 2025 Pre-Funded Warrants) to purchase up to 1,922,511 shares of voting Common Stock and (iii) accompanying common warrants (the 2025 Common Warrants) to purchase up to 2,012,909 shares of Common Stock. The purchase price per share was $26.0825, or $26.0824 per 2025 Pre-Funded Warrant, which represents the purchase price per share less the $0.0001 per share exercise price of each Pre-Funded Warrant. Each 2025 Pre-Funded Warrant is immediately exercisable and does not expire. Each 2025 Common Warrant has an exercise price of $26.02, is immediately exercisable and will expire in February 2032. The Company received net proceeds of $101.4 million, after deducting the placement agent fees and expenses and offering costs.

The Company accounts for the 2025 Common Warrants and 2025 Pre-Funded Warrants in Stockholders' Equity on the Condensed Consolidated Balance Sheet and determined the outstanding 2025 Common Warrants and 2025 Pre-Funded Warrants are freestanding derivative instruments. The Company classified the 2025 Common Warrants and 2025 Pre-Funded Warrants as equity because they met the equity scope exception under Accounting Standards Codification (ASC) 815, Derivatives and Hedging, based on the terms in the 2025 Securities Purchase Agreement.

2023 PIPE

In October 2023, the Company completed a PIPE offering and entered into a securities purchase agreement (the 2023 Securities Purchase Agreement) with certain institutional and accredited investors, pursuant to which the Company agreed to offer, issue and sell to these investors 1,257,168 shares of Common Stock, par value $0.0001 per share, pre-funded warrants to purchase an aggregate of 3,242,018 shares of Common Stock (the 2023 Pre-Funded Warrants), and warrants to purchase an aggregate of 2,249,680 shares of Common Stock (the 2023 Common Warrants). Each 2023 Pre-Funded Warrant has an exercise price of $0.0025 per share of common stock, was immediately exercisable and is exercisable until exercised in full. Each 2023 Common Warrant has an exercise price of $18.92 per share of common stock, is immediately exercisable and will expire on October 25, 2030. The closing of the offering occurred on October 25, 2023. The Company received gross proceeds of $92.1 million, and after deducting the placement agent fees and expenses and offering costs, net proceeds were $86.2 million.

The following table summarizes information about shares issuable under the 2023 and 2025 Pre-Funded Warrants outstanding at December 31, 2025 and March 31, 2026:

Pre-funded warrant shares outstanding	March 31, 2026	December 31, 2025
Outstanding at the beginning of the year	4,217,432	2,441,405
Issued	-	1,922,511
Exercised	-	(146,484)
Outstanding at the end of the period	4,217,432	4,217,432
Exercisable at the end of the period	4,217,432	4,217,432

The following table sets forth a summary of the activities of the Company’s 2023 Common Warrant liability, which represents a recurring measurement that is classified with Level 3 of the fair value hierarchy wherein the fair value is estimated using significant unobservable inputs (in thousands):

	March 31, 2026	December 31, 2025
Beginning liability	$12,183	$72,367
Common warrants issued	-	-
Common warrants exercised	-	-
Change in fair value	(3,395)	(60,184)
Ending liability	$8,788	$12,183

The fair value of the 2023 Common Warrants was measured using the Black Scholes option pricing model and will be remeasured each reporting period, and the change in fair value will be recorded in earnings. The fair value of the 2023 Common

Warrants is inherently sensitive to changes in the Company's stock price and related volatility assumptions. The assumptions that the Company used to determine the fair value at the reporting date were as follows:

	March 31, 2026	December 31, 2025
Expected term (in years)	4.58	4.83
Risk-free interest rate	3.90%	3.72%
Dividend yield	-	-
Volatility	91.14%	90.98%

The following table summarizes information about shares issuable under the 2023 and 2025 Common Warrants outstanding at March 31, 2026:

Common warrant shares outstanding	March 31, 2026	December 31, 2025
Outstanding at the beginning of the year	4,213,767	2,200,858
Issued	-	2,012,909
Exercised	-	-
Outstanding at the end of the period	4,213,767	4,213,767
Exercisable at the end of the period	4,213,767	4,213,767

7.
Equity Incentive Awards and Stock-based Compensation

Stock options

Stock option activity during the three months ended March 31, 2026 is as follows:

	Shares subject to options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)

Outstanding as of December 31, 2025	1,728,737	$18.62	8.82	$859
Granted	439,335	7.23	—	—
Exercised	—	—	—	—
Forfeited or Expired	(58,662)	7.44	—	—
Outstanding as of March 31, 2026	2,109,410	16.56	8.79	$206
Options vested and expected to vest as of March 31, 2026	2,109,410	16.56	8.79	$206
Options vested and exercisable as of March 31, 2026	566,434	32.08	7.41	$3

Restricted stock units

Restricted stock unit activity during the three months ended March 31, 2026 is as follows:

	Number of Awards	Weighted- Average Grant Date Fair Value	Aggregate Fair Value (in thousands)

Issued and unvested as of December 31, 2025	76,786	$10.20	$784
Granted	13,215	7.03	93
Vested and released	(9,956)	10.49	(104)
Issued and unvested as of March 31, 2026	80,045	$9.64	$773

Stock-based compensation expense was allocated as follows for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Research and development	$666	$543
General and administrative	648	416
Total	$1,314	$959

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

In September 2025, Amoytop exercised its option to obtain an exclusive, territory-limited license to one compound developed under the Amoytop Agreement, with the right to choose an alternative compound among three identified candidates following the completion of certain IND-enabling studies. IND-enabling studies began on its chosen compound in January 2026, which earned the Company a milestone payment of $3.0 million.

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

During the three months ended March 31, 2026, the Company recognized no revenue from customers related to upfront payments. During the three months ended March 31, 2025, the Company recognized $0.3 million, in revenue from customers related to upfront payments. During the three months ended March 31, 2026, the Company recognized $2.8 million in revenue from customers related to a milestone payment of $3.0 million less withholding taxes. During the three months ended March 31, 2025, the Company recognized no revenue from customers related to milestone payments.

Agreement with ADCT

The Company determined that the ADC Therapeutics (ADCT) agreement falls within the scope of ASC 606, Revenue from Contracts with Customers (ASC 606). The agreement did not fall under the ASC 808 guidance due to ADCT and the Company not being joint active participants, nor both parties having significant risks and rewards. Management of the Company determined that there was one performance obligation for the agreement given the deliverables are not distinct. The Company evaluated the performance obligation and determined the performance obligations are satisfied over time. Given the nature of the arrangement, the Company believes that the satisfaction of its performance obligations is best measured by the progress of its efforts. As such, the Company has used an input method based on costs incurred to recognize revenue associated with the upfront payments, and the Company recognizes revenue over time based on the costs incurred. The effect of any updates to the estimated overall costs are recorded as a change in estimate. In addition, variable consideration (e.g., milestone payments) were evaluated based on the Company’s analysis that the possibility of achieving any of the milestone payments is remote, and therefore determined to be constrained and excluded from the transaction price. Similarly, the Company accounts for the future royalties under the sales-based royalty exception in ASC 606-10-55-65 through 55-65B therefore they are not considered in the transaction price and expected to be recognized when future sales occur since that is expected to occur after the performance obligation has been fully satisfied. This agreement expired in November 2025.

9.
In-licensing agreements

Agreement with Emory University (Emory)

In June 2018, the Company entered into a license agreement with Emory (the Emory License Agreement), pursuant to which Emory granted the Company a worldwide, sublicensable license under certain of its intellectual property rights to make, have made, develop, use, offer to sell, sell, import and export products containing certain compounds relating to Emory’s hepatitis B virus capsid assembly modulator technology, for all therapeutic and prophylactic uses. Such license is initially exclusive with respect to specified licensed patents owned by Emory and non-exclusive with respect to certain of Emory’s specified know-how. In June 2022, the license to such patents became non-exclusive for certain licensed compounds with respect to all fields except for the treatment and prevention of HBV; however, the Company may select up to six compounds which will maintain exclusivity with respect to all therapeutic and prophylactic uses. With respect to all other compounds that are enabled by the licensed patents, those which are jointly invented by the Company and Emory or inventors in the Schinazi laboratory, or which are disclosed in a specified licensed patent, are licensed to the Company exclusively including as to Emory; whereas all other such compounds are licensed to the Company non-exclusively. Under the terms of the Emory License Agreement, the Company is obligated to use commercially reasonable efforts to bring licensed products to market in accordance with a mutually agreed upon development plan. Unless terminated earlier by either party in accordance with the provisions thereof, the Emory License Agreement shall continue until the expiration of the last–to-expire of the patents licensed to the Company thereunder.

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

The Company has agreed to pay Emory up to an aggregate of $125.0 million upon the achievement of specified development, regulatory, and commercial milestones, and all ongoing patent costs. During the three months ended March 31, 2026 and 2025, no milestone payments were made. The Company also agreed to pay Emory tiered single-digit royalties on worldwide annual net sales of licensed products, on a quarterly basis and calculated on a product-by-product basis. With respect to licensed products containing any of a specified subset of the licensed compounds, such royalties range from a mid-single digit to a high-single digit percentage rate. With respect to licensed products which do not contain such compounds, the royalties range from a low-single digit to a mid-single digit rate.

During the three months ended March 31, 2026 and 2025, the Company made no payments associated with royalties and recognized no expense or accruals.

Agreement with Katholieke Universiteit Leuven (KU Leuven)

On June 25, 2020, the Company entered into a Research, Licensing and Commercialization Agreement (KU Leuven Agreement) with KU Leuven, under which the Company is collaborating with KU Leuven’s Rega Institute for Medical Research, as well as its Centre for Drug Design and Discovery, to research and develop potential protease inhibitors for the treatment, diagnosis or prevention of coronaviruses, including of SARS-CoV-2. Unless terminated earlier by either party in accordance with provisions in the agreement, the collaboration period terminated at the earlier of completion of all collaboration activities or 2.5 years. In connection with the KU Leuven Agreement, KU Leuven and the Company granted each other exclusive cross-licenses to use certain know-how and existing patents of the other party as well as certain joint know-how and joint patents to carry out research and development collaboration activities during the collaboration period. As of December 2022, the original collaboration period expired. An amendment to the agreement was agreed in July 2023 to include a new collaboration plan. KU Leuven granted to the Company an exclusive (including as to KU Leuven), worldwide license under certain of KU Leuven’s know-how and existing patents, and certain joint patents and joint know-how, to manufacture and commercialize the licensed products for the treatment, diagnosis or detection of viral infections in humans. KU Leuven reserved the right to use all KU Leuven knowhow, existing KU Leuven patents, joint patents and joint know-how for academic and non-commercial research and teaching purposes. As consideration for this license, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to but no more than $30.0 million upon the achievement of certain commercial sales milestones. For each licensed product developed through KU Leuven and the Company’s collaborative effort, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to $32.0 million upon the achievement of certain development and regulatory milestones. The Company is also required to pay KU Leuven a low-to-mid-single digit royalty percentage, subject to certain adjustments, on net sales of applicable products, if any. The Company is also required to pay a revenue share to KU Leuven should the program be partnered with an external party. Unless terminated earlier by either party, the agreement shall continue until the expiration of the last to expire royalty term, which is the later of the expiration of the last valid patent claim covering the manufacture, use, sale or importation of the licensed product in a particular country or 10 years after the first commercial sale of a licensed product. During the three months ended March 31, 2026, the Company made no payments of royalties or milestones.

10.
Commitments and contingencies

From time to time, the Company may have certain contingent liabilities, including legal matters that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Contingent liabilities requiring accrual were appropriately accrued as of March 31, 2026 and December 31, 2025. The Company enters into contracts in the normal course of business that includes arrangements with clinical research organizations, vendors for preclinical research and vendors for manufacturing. These agreements generally allow for cancellation with notice. As of March 31, 2026, the Company had no material non-cancellable purchase commitments.

11.
Income taxes

The Company recorded income tax provision of $0.3 million for the three months ended March 31, 2026, primarily related to the Company's international operations.

The Company has a history of losses in prior fiscal years and projects losses for the full year 2026. The Company continues to maintain a full valuation allowance on its net deferred tax assets.

12.
Net (loss) income per share

The following table summarizes the computation of basic and diluted net (loss) income per share of the Company (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2026	2025

Net (loss) income, as reported	$(23,040)	$43,088
Less: Change in fair value of the 2023 Common Warrants	-	(61,494)
Diluted net loss	$(23,040)	$(18,406)
Weighted average shares outstanding, basic	10,402,967	8,408,481
Add: Weighted average shares issuable upon exercise of 2023 Common Warrants	-	301,212
Weighted average shares outstanding, diluted	10,402,967	8,709,693
Net (loss) income per share - basic	$(2.21)	$5.12
Net loss per share - diluted	$(2.21)	$(2.11)

The Company’s potentially dilutive securities includes options to purchase common stock, unvested restricted stock and warrants to purchase common stock. For the three months ended March 31, 2025, the 2023 common warrants were dilutive and included in the total weighted average shares outstanding, diluted. For the three months ended March 31, 2026, all potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share.

Therefore, for the three months ended March 31, 2026, the weighted-average number of shares outstanding used to calculate both basic and diluted net loss per share is the same.

The Company excluded the following potential shares of Common Stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2026	2025
Options to purchase common stock	2,109,410	1,010,367
Unvested restricted stock	80,045	17,264
Common warrants to purchase common stock	4,213,767	2,012,909
	6,403,222	3,040,540

13. Segment information

The chief operating decision maker (CODM), who is defined as the Company's Chairman, President and Chief Executive Officer, assesses performance for the Company’s single reportable segment and decides how to allocate resources based on the Company’s total operating expenses as reported on the Consolidated Statements of Operations and Comprehensive (Loss) Income. The CODM’s review of total operating expenses at the consolidated level is used to monitor the Company’s spending as well as budget versus actual results. As part of the CODM’s review of the segment’s performance, the CODM reviews the Company’s operating expense information. This includes research and development costs as well as general and administrative expenses. Based upon the operating expense information, the CODM can reconcile to net loss as reported on the Consolidated Statements of Operations and Comprehensive (Loss) Income, shown in the table below. The significant expense categories are consistent with those presented on the face of the consolidated financial statements, except for the breakout of the early-stage research and development from the late-stage research and development. The CODM does not receive or use any other segmented or disaggregated financial or any significant expense information for decision making purposes. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total assets.

The following table provides segment revenues, significant segment expenses and reported segment net loss for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025
Revenue from customers	$2,830	$311
Less:
Early-stage research and development(1)	(417)	(842)
Late-stage research and development(2)	(22,935)	(13,660)
General & Administrative	(6,407)	(5,052)
Total operating expenses	(29,759)	(19,554)
Interest and other income, net	811	880
Change in fair value of 2023 Common Warrants	3,395	61,494
(Loss) income before income tax	(22,723)	43,131
Income tax provision	(317)	(43)
Segment and consolidated net (loss) income	$(23,040)	$43,088

(1) Early-stage research and development includes costs incurred from Discovery programs.

(2) Late-stage research and development includes costs incurred from Phase 1 and Phase 2 clinical trial programs.

The Company’s reportable segment primarily generates revenue through its license and collaboration agreements (see Notes 8 and 9).

14. Subsequent events

In preparing the interim financial statements for the three months ended March 31, 2026, the Company evaluated subsequent events for recognition and measurement purposes during which time the following event has occurred that requires disclosure:

Amoytop agreement

In April 2026, the Company and Amoytop entered into an exclusive license agreement to develop and commercialize pevifoscorvir sodium in Greater China, which includes Mainland China, Taiwan, Hong Kong, and Macau for HBV infection. The closing of the transaction was conditional and automatically effective upon Amoytop receiving approval at a Shareholder's Meeting, which occurred on May 7, 2026.

Under the terms of the agreement, the Company is to receive an upfront milestone of $25 million and is eligible to receive up to $420 million in clinical, regulatory, and sales milestones along with tiered, high single-digit royalties on net sales in Amoytop’s licensed territories. As between the parties, the Company retains all development and commercialization rights for pevifoscorvir sodium in the United States, Europe, South Korea, Japan, and all other markets. In addition, the Company retains the right to conduct clinical trials in Greater China.

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

Overview

We are a clinical-stage biotechnology company focused on developing novel therapeutics to address unmet medical needs in liver diseases and viral infections, including in the areas of chronic hepatitis B virus (HBV) infection, metabolic dysfunction-associated steatohepatitis (MASH), and coronavirus infections as well as obesity. The Aligos team has a demonstrated track record of success in drug development and medicinal chemistry in liver and viral diseases, resulting in three potential best‑in‑class drug candidates currently in clinical development.

Our pipeline of drug candidates includes pevifoscorvir sodium (previously known as ALG‑000184) for chronic HBV infection, ALG‑055009 for MASH and obesity, ALG‑097558 for coronavirus infections, and a portfolio of preclinical programs. Pevifoscorvir sodium is our potential best‑/first‑in‑class Capsid Assembly Modulator (CAM‑E) for chronic HBV infection which has shown in pre-clinical testing to have enhanced pharmacologic properties vs. competitor CAM‑E drugs and greater HBV DNA suppression compared to the standard of care, nucleos(t)ide analogs (NAs), and has shown multi-log10 reductions in viral antigens in Phase 1 clinical studies conducted to date. Pevifoscorvir sodium recently received Fast Track Designation from the Food and Drug Administration (FDA) in chronic HBV infection. ALG‑055009 is our potential best‑in‑class thyroid hormone receptor beta (THR‑β) agonist for MASH and obesity with pharmacologic properties that appear to be enhanced based on data to date vs. competitor THR-β agonists. Phase 2a topline data demonstrated that ALG‑055009 dose groups met the primary endpoint with statistically significant reductions in liver fat at Week 12 as measured by MRI-PDFF in subjects with presumed MASH. Recently presented nonclinical data suggests synergistic fat mass loss in combination with incretin receptor agonists in diet induced obese (DIO) mice. ALG‑097558 is our potential best‑in‑class small molecule pan-coronavirus 3CL protease inhibitor (PI), which has been at least 3-fold more potent in cell-based assays of coronavirus infection than other approved CoV PIs and we believe can be dosed twice daily without the requirement for ritonavir co-dosing based on Phase 1 clinical studies conducted to date.

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

In 2018, we in‑licensed a lead drug candidate (GLP‑26) and the associated IP for a CAM‑E from the laboratory of Professor Raymond Schinazi at Emory University. Our scientists optimized this lead drug candidate to discover the highly potent CAM‑E, ALG‑001075, which was further optimized to the prodrug pevifoscorvir sodium. Based on pre-clinical data to date, pevifoscorvir sodium has superior DMPK properties with enhanced absorption and high liver uptake, with a ~2-300-fold improvement in in vitro potency compared to other known CAMs. CAM‑Es are a class of small molecule antiviral agents that accelerate HBV capsid assembly and inhibit pgRNA encapsidation (1st MOA), resulting in empty viral capsids and lower circulating HBV DNA and RNA levels. CAM-Es have the potential to prevent HBV DNA integration by blocking the conversion of pgRNA to dslDNA, the form which integrates into the host chromosome. CAM‑Es are also believed to prevent the establishment and replenishment of cccDNA (2nd MOA), a major factor for the persistence of HBV infection which can be assessed by circulating HBV antigen levels (HBsAg, HBcrAg, and HBeAg). These three drivers, replication, integration, and the reservoir, comprise the disease pathogenesis which can lead to end-stage liver disease and liver cancer. We believe that effective therapies for chronic HBV infection must address all three drivers. In preclinical studies and clinical trials conducted to date, pevifoscorvir sodium has demonstrated the potential to not only block HBV replication and prevent HBV DNA integration, but also reduce the cccDNA reservoir, all clinically relevant markers that improve outcomes in chronic HBV infection.

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

Additionally, preclinical in vitro data demonstrated that ALG-001075, the active parent moiety of pevifoscorvir sodium, can prevent cccDNA formation and HBV DNA integration. This finding was demonstrated by cell-based studies, which showed prevention of cccDNA establishment and HBV DNA integration following treatment with ALG-001075 (Verheyen, et. al. AASLD 2025).

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

With the completion of the 96 week Phase 1 study, we initiated the Phase 2 B-SUPREME study (NCT06963710), which is designed as a randomized, double-blind, active-controlled multicenter study evaluating the safety and efficacy of pevifoscorvir sodium monotherapy compared with tenofovir disoproxil fumarate for 48 weeks in approximately 200 currently untreated HBeAg+ and HBeAg- adult subjects with chronic HBV infection. The primary endpoint in the HBeAg+ arm is HBV DNA <LLOQ (10 IU/mL, TD or TND) and the primary endpoint in the HBeAg- arm is HBV DNA <LLOQ (10 IU/mL, TND). The study is also evaluating safety, PK, and other secondary and exploratory HBV biomarkers, including reductions in HBV antigens and other markers of HBV infection. The Phase 2 study has obtained regulatory approvals to move forward in every country included in the study and is currently enrolling subjects. As of April 2026, there were 74 participants enrolled in the HBeAg- cohort (Part 2a), with 103 participants enrolled in the HBeAg+ cohort (Part 1a).

The study design for the Phase 2 B-SUPREME study includes pre-specified sample size re-estimations for both Parts 1a and 2a to ensure sufficient power to demonstrate a statistically significant treatment effect at the primary endpoint. The first interim analysis occurred in April 2026, which was performed after approximately 60% of HBeAg- participants (N=34, Part 2a) reached Week 12 or later. In addition, safety data was reviewed for all participants enrolled in the study (N=174) at the time the interim analysis was performed.

Findings from the first interim analysis include:

•
The Data Safety Monitoring Board (DSMB) recommended increasing the sample size of Part 2a from 74 currently enrolled to 100 participants. A futility analysis was performed; the prespecified futility criteria was not met, per the statistical analysis plan.
•
The study drugs were well-tolerated with no clinically concerning laboratory, physical examination, vital sign, or ECG abnormalities. No viral breakthrough related to study drugs has been observed in the study to date.

A second protocol defined interim analysis is planned when approximately 50% of HBeAg+ participants complete 24 weeks of the treatment period. This enrollment milestone occurred in January 2026. This interim analysis is expected to occur in the second half of 2026. To preserve study integrity and comply with FDA regulatory requirements, we will remain blinded to subject-level data and will receive insights from the independent DSMB on protocol-specified assessments, including the potential for sample size re-estimation at each interim analysis.

We expect topline data for the Phase 2 B-SUPREME study in 2027.

In April 2026, we announced that we entered an exclusive license deal with Xiamen Amoytop Biotech Co., Ltd. (Amoytop) to develop and commercialize pevifoscorvir sodium in Mainland China, Taiwan, Hong Kong, and Macau for chronic HBV infection with Amoytop for an upfront payment of $25 million and up to $420 million in clinical, regulatory, and sales milestones, along with tiered, high single-digit royalties. The closing of the transaction was conditional and automatically effective upon Amoytop receiving approval at a Shareholder’s Meeting, which occurred on May 7, 2026.

We are also exploring additional ways to potentially treat patients with chronic HBV infection, including our antisense oligonucleotide (ASO) platform which utilizes novel monomers that could potentially reduce ASO toxicity and improve ASO liver to kidney ratios. Along with our partner Amoytop, ALG-170675 was selected and is currently in IND-enabling studies. Current costs for development in China are being funded by Amoytop, who maintain rights in China, Taiwan, Hong Kong and Macau. This next-generation ASO works via two mechanisms of action. It targets and destroys HBsAg-encoding mRNA and activates the immune response through TLR-8 agonism.

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

Based on these promising Phase 1 data, we conducted the Phase 2a HERALD study (NCT06342947) at sites across the United States. The study was a 12-week randomized, double-blind, placebo-controlled trial evaluating 4 doses (0.3 mg, 0.5 mg, 0.7 mg, and 0.9 mg) of ALG-055009 vs. placebo in 102 subjects with presumed MASH and liver fibrosis at stages 1-3 (F1-F3). The primary endpoint of this study was percent relative change in liver fat content by MRI-PDFF at Week 12. This study also evaluated the safety and PK of ALG-055009 treatment and its effect on multiple other efficacy biomarkers, including other non-invasive tests previously shown to be impacted by treatment with THR‑β agonists. We announced positive topline data from this study in 2024, demonstrating that ALG-055009 dose groups were well-tolerated and met the primary endpoint. Specifically, doses of 0.5 mg to 0.9 mg ALG-055009 demonstrated statistically significant reductions in liver fat at Week 12, with placebo-adjusted median relative reductions up to 46.2% as measured by MRI-PDFF. Up to 70% of subjects achieved ≥30% relative reduction in liver fat compared to baseline. Eighteen subjects who were on stable GLP-1 receptor agonist therapy qualified for enrollment in the study, with liver fat content meeting the inclusion criteria of ≥10% at baseline as measured by MRI-PDFF. Notably, 11 of 14 subjects on stable GLP-1 receptor agonists treated with ALG-055009 had liver fat decreases, whereas 4 of 4 subjects on stable GLP-1 receptor agonists treated with placebo had increases in liver fat over the 12-week dosing period (Loomba et al, AASLD 2024).

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

Preclinical activities for our coronavirus program were partially funded through a grant from the National Institutes of Health (NIH) and the National Institute of Allergy and Infectious Diseases (NIAID) Antiviral Drug Discovery (AViDD) Centers for Pathogens of Pandemic Concern program through the Metropolitan AntiViral Drug Accelerator (MAVDA) consortium. Specific clinical and nonclinical studies for the ALG-097558 program are now also being funded with federal funds from the NIAID, NIH, Department of Health and Human Services, under Contract No. 75N93023C00052. We filed an IND in the third quarter of 2024. We expect to receive approximately $15.3 million in funds across these two NIH awards and contracts to support these activities. To date, these funds have not been impacted by any changes at the NIH or NIAID. We are also seeking additional external funding (e.g., from governmental agencies) and/or collaborations (e.g., platform trials) to support future studies as we advance ALG‑097558 for the treatment of COVID‑19 and future coronavirus pandemics.

Components of our results of operations

Revenue

Our revenues consist of the following:

Customer revenue includes recognition of revenue generated from research and development services under third-party contracts with customers. In order to record customer revenue, we utilize an input method to recognize revenue over time as costs are incurred.

Operating expenses

Our operating expenses have historically consisted of research and development costs and general and administrative costs.

Research and development expenses

We expect our research and development expenses to increase substantially in connection with our ongoing and planned clinical development activities for pevifoscorvir sodium and our other drug candidates. We rely substantially on third parties to conduct our discovery activities, nonclinical studies, clinical trials and manufacturing. We estimate research and development expenses based on estimates of services performed, and rely on third party contractors and vendors to provide us with timely and accurate estimates of expenses of services performed to assist us in these estimates. A portion of our research and development expenses are based on contractual milestones. Research and development costs consist primarily of costs incurred for the identification and development of our drug candidates through our technology platforms, which include:

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

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

Revenue and operating expenses

The following table summarizes our operating expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,		Change
	2026	2025	($)%

Revenue from customers	$2,830	$311	$2,519	810%
Operating expenses:
Research and development	23,352	14,502	8,850	61%
General and administrative	6,407	5,052	1,355	27%
Total operating expenses	29,759	19,554	10,205	52%
Loss from operations	(26,929)	(19,243)	(7,686)	40%
Interest and other income, net:
Interest income, net	140	842	(702)	-83%
Other income, net	671	38	633	1666%
Change in fair value of 2023 Common Warrants	3,395	61,494	(58,099)	-94%
(Loss) income before income tax	(22,723)	43,131	(65,854)	-153%
Income tax provision	(317)	(43)	(274)	637%
Net (loss) income	(23,040)	43,088	(66,128)	-153%

Revenue from customers

Revenue from customers increased by $2.5 million for the three months ended March 31, 2026, when compared to the same period in 2025. The increase was due to a milestone payment received from Amoytop, due to a candidate entering GLP toxicology studies in the first quarter of 2026. We expect to recognize additional revenue from customers in 2026 in connection with the upfront payment received under our April 2026 license agreement with Amoytop.

Research and development expenses

We track direct external research and development expenses on a program-specific basis (chronic HBV infection, MASH, coronaviruses and early-stage programs). The following table summarizes these research and development costs (in thousands):

	Three months ended March 31,
	2026	2025
Direct research and development expenses by development program:
Chronic Hepatitis B virus infection program	$11,430	$5,573
Metabolic dysfunction-associated steatohepatitis program	565	599
Coronaviruses program	(328)	(749)
Other early-stage programs	417	843
Total direct research and development expenses	$12,084	$6,266
Total indirect research and development expenses	11,268	8,236
Total research and development expense	$23,352	$14,502

Research and development expenses increased by $8.9 million during the three months ended March 31, 2026, compared to the same period in 2025. The increase in the three-month period was primarily due to a $6.2 million increase in third-party expenses due to increased clinical study costs as a result of the beginning of enrollment and dosing in the pevifoscorvir sodium Phase 2 B‑SUPREME clinical trial. Further, there was a $2.2 million increase in employee-related costs, and a $0.4 million increase in facility and other expenses.

We expect research and development expenses will increase in future periods as we continue to focus on advancing clinical trials for pevifoscorvir sodium.

General and administrative expenses

General and administrative expenses increased by $1.4 million during the three months ended March 31, 2026, compared to the same period in 2025. This was primarily due to a $0.7 million increase in employee-related costs, as well as a $0.4 million increase in third party expenses due to increased legal and intellectual property spend.

We expect general and administrative expenses will increase in future periods due to increased activity in our research and development group, which will require more resources and additional activities in our general and administration group.

Interest and other income, net

Interest and other income, net remained relatively flat during the three months ended March 31, 2026 as compared to the same period in the prior year.

Change in fair value of 2023 Common Warrants

The change in fair value of 2023 Common Warrants was a decrease of $58.1 million for the three months ended March 31, 2026 compared to the same period ended March 31, 2025. The change was due to a change in the fair value of the 2023 Common Warrants measured using the Black Scholes option pricing model remeasured at each reporting period, principally due to a change in the stock price between reporting periods.

Liquidity and capital resources

Liquidity

We have incurred net losses in each year since inception. Our net losses were $23.0 million for the three months ended March 31, 2026 and $24.2 million for the year ended December 31, 2025. As of March 31, 2026, we had an accumulated deficit of $665.2 million.

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

Going concern

As of March 31, 2026, we had an accumulated deficit of $665.2 million, and cash, cash equivalents and short-term investments of $54.9 million. Our current operating plan and projected cash outflows for the upcoming periods raise doubt about our ability to continue as a going concern for at least 12 months from the issuance of the financial statements included elsewhere in this Quarterly Report. We plan to raise additional capital to fund continued operations beyond the fourth quarter of 2026. We are taking steps to identify access to future capital and expect to be able to access capital in the future. However, there can be no assurance that any additional funding will be available to us on acceptable terms, if at all. If events or circumstances occur such that we do not obtain additional funding, it may be necessary to significantly reduce the scope of operations to reduce the current rate of spending, which could include reductions in staff and the need to delay, limit, reduce or terminate current or future product development, which could have a material adverse effect on our business, results of operations and financial condition. Moreover, even if financing efforts are successful and additional capital is obtained, available liquidity may still be insufficient to eliminate the aforementioned substantial doubt regarding our ability to continue as a going concern.

Capital resources

Our primary use of cash is to fund operating expenses, which consist primarily of research and development costs related to our drug candidates and our discovery programs, and to a lesser extent, general and administrative expenditures. Our current operating plan and projected cash outflows for the upcoming periods raise doubt about our ability to continue as a going concern for at least 12 months from the issuance of the financial statements. If we are successful with our ability to access additional funding, we expect our expenses to increase substantially in connection with our ongoing clinical development activities related to our chronic HBV infection drug candidate pevifoscorvir sodium, for which has an ongoing Phase 2 trial, as well as our research and development of our other drug candidates.

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
•
our ability to establish and maintain strategic licenses or other arrangements and the financial terms of such agreements including milestone payments to our licensors and payments received from our licensees;
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

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Net cash and cash equivalents used in operating activities	$(23,128)	$(20,909)
Net cash and cash equivalents provided by (used in) investing activities	34,931	(44,067)
Net cash and cash equivalents (used in) provided by financing activities	(62)	101,742
Net increase in cash, cash equivalents, and restricted cash	$11,741	$36,766

Operating activities

Net cash used in operating activities of $23.1 million and $20.9 million for the three months ended March 31, 2026 and 2025, respectively, was largely due to ongoing research and development activities, specifically our Phase 2 B‑SUPREME study, and general administrative expenses to support those activities. Net losses for the three months ended March 31, 2026 and 2025 included, among other items, non-cash charges of stock-based compensation, non-cash lease expense, and depreciation, offset by non-cash credits including the change in the fair value of the 2023 Common Warrants and accretion of discount on investments.

Investing activities

During the three months ended March 31, 2026, investing activities provided $34.9 million of cash, primarily due to $35.0 million related to maturities of short-term investments.

During the three months ended March 31, 2025, investing activities used $44.1 million of cash, primarily due to $64.0 million of purchase of short-term investments partially offset by $20.0 million related to maturities of short-term investments.

Financing activities

During the three months ended March 31, 2026, net cash used by financing activities was $62.0 thousand, primarily due to payments on finance leases.

During the three months ended March 31, 2025, net cash provided by financing activities was $101.7 million, primarily due to proceeds from the 2025 PIPE financing.

Contractual obligations and commitments

We have no material changes to our contractual obligations and commitments as of March 31, 2026 as disclosed in the contractual obligations and commitment section in our Annual Report on Form 10-K filed with the SEC on March 5, 2026.

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

For a discussion of our critical accounting estimates, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements in our Annual Report on Form 10-K, filed with the SEC on March 5, 2026 for the year ended December 31, 2025, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through March 31, 2026 from those discussed in our Form 10-K.

Recently issued and adopted accounting pronouncements

For a description of the expected impact of recently adopted accounting pronouncements, see Note 2. Summary of significant accounting policies in the “Notes to consolidated financial statements” contained in Part I, Item 8 in our Annual Report on Form 10-K, filed with the SEC on March 5, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the three months ended March 31, 2026, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Evaluation of disclosure controls and procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may be subject to various claims, lawsuits, and other legal and administrative proceedings arising in the ordinary course of business. The outcome of any such matters is inherently uncertain, and some of these matters may result in adverse judgments or awards, including penalties or injunctive relief, that could have an adverse effect on our business, financial condition, results of operations, or cash flows.

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

Since inception, we have incurred significant net losses. Our net losses were $23.0 million for the three months ended March 31, 2026 and $24.2 million for the year ended December 31, 2025. As of March 31, 2026, we had total stockholders’ equity of $31.8 million. We have funded our operations to date primarily with proceeds from the sale of common stock, preferred stock, convertible notes and warrants, and to a lesser extent from upfront payments under our license/collaboration agreements. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete registrational clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our drug candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We may continue to incur significant expenses and operating losses for the foreseeable future.

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

Our operations have consumed substantial amounts of cash since our inception. Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our initial nonclinical and clinical drug candidates. Nonclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. In October 2023 and February 2025, we closed private investments of our securities that generated $92.1 million and $105.0 million in gross proceeds, respectively, before deducting placement agent fees and other offering expenses. As of March 31, 2026, we had cash, cash equivalents and short-term investments of $54.9 million. We expect to continue to spend substantial amounts to continue the nonclinical and clinical development of our current and future programs. If we are able to gain marketing approval for drug candidates that we develop, we will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate we develop.

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

To date, we have primarily financed our operations through the sale of common stock, preferred stock, convertible notes and warrants, and to a lesser extent from upfront payments under our license/collaboration agreements. For example, in November 2024, we filed a Registration Statement on Form S-3 covering the offering of up to $400.0 million of common stock, preferred stock, debt securities, warrants, units and rights, which was declared effective by the SEC in November 2024 (November 2024 Shelf Registration Statement). In each of October 2023 and February 2025, we completed a private placement of common stock, warrants and pre-funded warrants.

We plan to finance our cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. In addition, we may seek additional capital to take advantage of favorable market conditions or strategic opportunities even if we believe we have sufficient funds for our current or future operating plans. Based on our research and development plans, we expect that our existing cash, cash equivalents and short-term investments will enable us to fund our operations into the fourth quarter of 2026, inclusive of the $25M upfront expected from Amoytop, which is less than 12 months following the date of this report. Accordingly, our ability to continue as a going concern will require us to obtain additional funding for our operations or significantly curtail our operations to conserve our capital resources. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business, and the macro-economic environment generally.

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

Our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. We have devoted our resources to our research and development activities and have experienced significant operating losses since our inception. Furthermore, we expect to continue devoting substantial capital to the research and development of our drug candidates. We plan to raise additional capital to fund continued operations beyond the fourth quarter of 2026. We are taking steps to identify access to future capital and expect to be able to access capital in the future. However, there can be no assurance that any additional funding will be available to us on acceptable terms, if at all. If events or circumstances occur such that we do not obtain additional funding, it may be necessary to significantly reduce the scope of operations to reduce the current rate of spending, which could include reductions in staff and the need to delay, limit, reduce or terminate current or future product development, which could have a material adverse effect on our business, results of operations and financial condition. Further, the perception of our ability to continue as a going concern may make it more difficult for us to obtain funding for the continuation of our operations, or necessitate that we obtain funding on less favorable terms, and could result in the loss of confidence by investors, our partners and employees.

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
•
the timing and amount of any milestone, royalty or other payments due under any current or future collaboration or license agreement, including our existing license agreements with Emory University (Emory), KU Leuven and Amoytop;
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

We engage in international operations with offices in the United States, Belgium and China as well as third-party suppliers spanning multiple countries outside the United States, and we intend to seek approval to market our drug candidates within and outside of the United States. We may also do so for future drug candidates. Due to the complex relationship among the United States and the countries in which we conduct our business, there is an inherent risk that political, diplomatic, and national security factors may lead to global trade restrictions and changes to trade policies or export and import regulations which could harm our business. The United States government has implemented tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, which may include tariffs on imported pharmaceutical products. In response, certain foreign governments have announced or implemented reciprocal or retaliatory tariffs and other protectionist measures. Additionally, some major pharmaceutical companies have entered into drug pricing agreements with the Trump administration in exchange for tariff exemptions. Despite recent court rulings against the legality of certain of the Trump administration’s tariffs, the uncertainty in tariff policy and legality can cause financial turmoil and harm. The United States government’s tariff policy has undergone rapid shifts, creating uncertainly that may harm our business by, among other things, leading to higher import prices and negatively impacting market conditions. Most recently, in April 2026, the Trump administration issued a proclamation imposing tariffs under Section 232 of the Trade Expansion Act on imports of brand pharmaceuticals, biologics and associated pharmaceutical ingredients, beginning July 31, 2026. Exempted from these tariffs, among others, are companies that have executed or are negotiating agreements with the federal government regarding most favored nation pricing and onshoring of production and research and development.

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

Further, there may be significant delays in obtaining coverage and reimbursement for newly approved drugs, as the process is time-consuming and costly, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Additionally, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payors in the United States, which may result in coverage and reimbursement for drug products that differ significantly from payor to payor. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may not be sufficient to cover our costs and may not be permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower-cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation or overturning of laws that presently restrict or apply tariffs to imports of drugs from countries where they may be sold at lower prices than in the United States. Additionally, the Trump administration recently published regulations that tie Medicare drug pricing to prices for the same drugs in certain reference countries. Such “most favored nation” pricing rules could limit the profitability of our drugs by affecting pricing and/or causing us to avoid commercializing our drugs in certain markets, and could have a significant impact on our commercial and financial success. For more information, see the risk factor titled “— Current and future healthcare reform legislation or regulation may increase the difficulty and cost for us to commercialize drug candidates for which we receive approval, may affect the prices we may obtain, and may have a material adverse effect on our business and results of operations.”

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

If a product is intended for the treatment of a serious or life-threatening condition and nonclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular drug candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. In April 2026, the FDA granted fast track designation for pevifoscorvir sodium in chronic HBV infection. Despite receiving such fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may rescind the fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

We entered into a License Agreement with Emory in June 2018, and a Research, Licensing and Commercialization Agreement with KU Leuven in June 2020 and an amendment in July 2023. Under the Emory License Agreement and KU Leuven Agreement, we are subject to significant obligations, including milestone payments, royalty payments, and certain other agreed-to costs. For example, in August 2025, we made a $9.0 million payment to Emory University following the first subject dosed in our Phase 2 study of pevifoscorvir sodium. For more information regarding our license agreements, please see the section titled “Business—License agreements and collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2025, previously filed with the SEC. As these payments become due, we may not have sufficient funds available to meet our obligations and our development efforts may be materially harmed. Furthermore, if we are forced to raise additional funds, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market drug candidates that we would otherwise develop and market ourselves.

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

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the United States. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for any drug candidate that we commercialize. On the one hand, President Trump threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the United States to the lowest price in a group of other countries. In response, multiple major manufacturers entered into confidential pricing agreements with the federal government. Subsequently, in April 2026, the Trump administration issued a proclamation imposing tariffs under Section 232 of the Trade Expansion Act on imports of brand pharmaceuticals, biologics and associated pharmaceutical ingredients, beginning July 31, 2026. Exempted from these tariffs, among others, are companies that have executed or are negotiating agreements with the federal government regarding most favored nation pricing and onshoring of production and research and development. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. Imposing a rebate in the U.S. that is based on drug prices outside the U.S. would mark a drastic and unprecedented shift in the U.S. pharmaceutical market, and while the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant.

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

We are currently collaborating with third parties to develop certain of our potential drug candidates. In the future, we may form or seek strategic alliances, joint ventures, or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to drug candidates we develop. For example, in April 2026 we entered into a License Agreement with Amoytop granting them rights to manufacture, develop and commercialize pevifoscorvir sodium for certain uses in certain territories.

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
•
The PhRMA Code on interactions with healthcare practitioners, and state laws that require compliance with the PhRMA Code;
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

In addition to patent and other intellectual property rights we own or co-own, we have licensed, and may in the future license, patent and other intellectual property rights to and from other parties. For example, we have in-licensed significant intellectual property rights from Emory and KU Leuven. Licenses may not provide us with exclusive rights to use the applicable intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our drug candidates, products (if approved) and technology in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products or technologies. We have entered into an agreement to license certain rights related to pevifoscorvir sodium to Amoytop. If Amoytop does not comply with its obligations under the agreement, including diligence obligations relating to the development and commercialization of the licensed product, we may lose the expected benefit of the agreement, and may elect to terminate.

In addition, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications or to maintain, defend and enforce the patents that we license to or from third parties, and we may have to rely on our partners to fulfill these responsibilities. For example, under the Emory License Agreement, we obtained a license from Emory University under patents relevant to certain aspects of our small molecule chronic HBV infection program. Although we direct prosecution of patents licensed under the Emory License Agreement, we are obligated to consult with Emory University with respect to prosecution of these patents and Emory and its counsel are responsible for making all filings related to such prosecution. Similarly, although we will control the prosecution of jointly developed patents resulting from our collaboration with the Rega Institute for Medical Research and the CD3 under the KU Leuven Agreement, we are obligated to consult with such parties with respect to prosecution of these patents. Consequently, any such licensed patents and applications may not be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. Additionally, we have licensed to Amoytop rights under certain patents to manufacture, develop and commercialize pevifoscorvir sodium in a China, Taiwan, Hong Kong and Macau. Amoytop has the first right to enforce such patents if suspected infringement is limited to Amoytop’s licensed territory. Our patents and other intellectual property rights could be at risk if Amoytop does not adequately protect and enforce such rights in its licensed territory. If our current or future licensors, licensees or collaborators fail to prepare, file, prosecute, maintain, enforce, and defend licensed patents and other intellectual property rights, such rights may be reduced or eliminated, and our right to develop and commercialize any of our drug candidates or technology that are the subject of such licensed rights could be adversely affected. In addition, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights.

If we fail to comply with our obligations, including the obligation to make various milestone payments and royalty payments, under any of the agreements under which we license intellectual property rights from third parties, the licensor may have the right to terminate the license. Further, due to our License Agreement with Amoytop, Amoytop is a sublicensee under certain of the Emory University patent rights. If Amoytop’s actions or inactions cause a breach of the Emory License Agreement, Emory University may have a right to terminate the Emory License Agreement.

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

In addition, if our licensors fail to abide by the terms of the license, if the licensors fail to prevent infringement by third parties or if the licensed patents or other rights are found to be invalid or unenforceable, our business, competitive position, financial condition, results of operations and prospects could be materially harmed. For more information regarding our license agreements, see the section titled “Business—License agreements and collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2025, previously filed with the SEC.

If we are unable to obtain licenses from third parties on commercially reasonable terms or at all, our business could be harmed.

It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products (if approved), in which case we would be required to obtain a license from these third parties. The licensing of third-party intellectual property rights is a competitive area, and more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. More established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to license such technology, or if we are forced to license such technology on unfavorable terms, our business could be materially harmed. If we are unable to obtain a necessary license, we may be unable to develop or commercialize the affected drug candidates, which could materially harm our business, and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation. Even if we are able to obtain a license, it may be, or become, non-exclusive, thereby giving our competitors access to the same technologies licensed to us. For example, under the Emory License Agreement we currently have an exclusive license with respect to certain patents and a non-exclusive license with respect to certain of Emory’s specified know-how. In June 2022, the license to such patents became non-exclusive for certain licensed compounds with respect to all fields except for the treatment and prevention of HBV. For more information regarding our license agreements, see the section titled “Business—License agreements and collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2025, previously filed with the SEC. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of some countries do not favor the enforcement or protection of patents, trade secrets and other intellectual property, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. For example, some companies in our industry have experienced theft or breach of their intellectual property rights, including trade secrets, in China, a country where we have operations and do business, and where our licensee, Amoytop, plans to conduct activities on pevifoscorvir sodium. Proceedings to enforce our intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful.

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

•
the success of our and competitors' drug candidates and technologies;
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

We do not currently intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Accordingly, investors are not likely to receive dividends on our common stock for the foreseeable future. Since we do not intend to pay dividends, an investor’s ability to receive a return on its investment will depend on any future appreciation in the market value of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our holders purchased it.

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

As of March 31, 2026, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 45% of our outstanding common stock (assuming all shares of non-voting common stock are converted into voting common stock in accordance with the terms of our amended and restated certificate of incorporation), and 8% of our outstanding common stock (assuming all shares of non-voting common stock are converted to voting common stock and all pre-funded warrants are exercised in full on a cash exercise basis). In addition, in our October 2023 and February 2025 private placements, certain of the holders of 5% or more of our capital stock acquired pre-funded warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $0.0025 and $0.0001 per share, respectively) and common warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $18.92 and $26.02 per share, respectively). Until exercised, the shares issuable upon the exercise of the pre-funded warrants and the common warrants are not included in the number of our outstanding shares of common stock. If such holders exercise their warrants, then the shares of our capital stock beneficially owned by our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates would increase significantly. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

The dual class structure of our common stock may limit an investor’s ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Consequently, the exercise by holders of our non-voting common stock of their option to make this conversion will have the effect of increasing the relative voting power of such holders, and correspondingly decreasing the voting power of the holders of our common stock, which may limit an investor’s ability to influence corporate matters. As of March 31, 2026, we had 800,000 shares of non-voting common stock outstanding. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline.

As of March 31, 2026, approximately 3.0 million shares of common stock that are either subject to outstanding options or RSUs or reserved for future issuance under our equity incentive plans, and excluding all outstanding pre-funded warrants, are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

In addition, the holders of approximately 7.3 million of our total common stock and non-voting common stock are entitled to rights with respect to the registration of their shares under the Securities Act described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

Pursuant to Section 404(a) of the Sarbanes-Oxley Act, our management is required to report on the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for each fiscal year. If we become an accelerated or large accelerated filer, we will be subject to the independent auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

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

In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

•
we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the company and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
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

To date, we have primarily financed our operations through the sale of common stock, preferred stock, convertible notes and warrants, and to a lesser extent from upfront payments under our license/collaboration agreements. We will be required to seek additional funding in the future and may do so through public or private equity offerings or debt financings, credit or loan facilities, collaborations or a combination of one or more of these funding sources. If we raise additional funds by issuing equity securities, our stockholders may suffer dilution and the terms of any equity financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our drug candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us.

Attempting to secure additional financing may also divert our management’s attention from our day-to-day activities, which may adversely affect our ability to develop our drug candidates.

Unfavorable global or domestic economic or political conditions could adversely affect our business, financial condition, stock price and results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The applicability of, and lack of clarity around, trade tariffs imposed by the U.S. government and retaliatory tariffs imposed by other governments may have a significant impact on the financial condition of companies. International conflicts, such as the war in Iran, have an effect on the global economy including fuel and energy availability and pricing, which can harm our business. Adverse developments that affect financial institutions, transactional counterparties, or other third parties, or concerns or rumors about these events, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the U.S. Federal Deposit Insurance Corporation (FDIC) as receiver. Similarly, other institutions have been and may continue to be swept into receivership. We have no borrowing or deposit exposure to directly impacted institutions and have not experienced an adverse impact to our liquidity or to our business operations, financial condition, or results of operations as a result of these recent events. However, uncertainty may remain over liquidity concerns in the broader financial services industry, and there may be unpredictable impacts to our business and our industry.

While the situation involving the conflict between Russia and Ukraine and the conflicts in the Middle East, including Iran, remain highly fluid, the ongoing conflicts and any associated sanctions, blockades or resource shortages may have a severe impact on the global economy, or on the economy and stability of the United States. A severe or prolonged economic downturn, such as the 2008 global financial crisis, or a downturn caused by armed conflict, U.S. government shutdowns, political unrest, or other domestic or international events, could result in a variety of risks to our business, including weakened demand for any drug candidates we may develop and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or disruptions in the supply chain generally could also strain our suppliers, possibly resulting in supply disruption. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers or other partners may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current political and economic climate and financial market conditions could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

We incur significant costs as a result of operating as a public company, and our loss of "emerging growth company" status as of December 31, 2025 has increased and will continue to increase our compliance obligations and associated costs.

As a public company, we incur significant legal, accounting, insurance, and other expenses, and our management is required to devote substantial time to compliance and corporate governance matters. We are subject to the reporting and other requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), the Sarbanes‑Oxley Act of 2002 (the Sarbanes‑Oxley Act), the Dodd‑Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC, and the listing standards of The Nasdaq Stock Market LLC. These requirements impose significant obligations on us, including requirements to file annual, quarterly, and current reports with respect to our business, financial condition, and results of operations; to establish and maintain effective disclosure controls and procedures and internal control over financial reporting; to comply with corporate governance requirements applicable to listed companies; and to comply with executive compensation, related-person transaction, insider trading, and other disclosure requirements.

We ceased to qualify as an "emerging growth company" (EGC) on December 31, 2025, the last day of the fiscal year following the fifth anniversary of our initial public offering, and we are no longer eligible for the reduced reporting and other accommodations available to EGCs under the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). As a result, beginning with our Annual Report on Form 10‑K for the year ending December 31, 2026 and our other periodic and current reports filed in 2026 and thereafter, we are required to comply with reporting, disclosure, and other obligations from which we were previously exempt or for which we were entitled to phased-in compliance.

In addition, if we cease to qualify as a "smaller reporting company" under SEC rules or our public float or revenues exceed applicable thresholds such that we become an "accelerated filer" or "large accelerated filer," we will become subject to further incremental obligations, including the requirement to provide an attestation report from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes‑Oxley Act, accelerated periodic report filing deadlines, and additional disclosure requirements. Compliance with these requirements would substantially increase our legal, accounting, and other compliance costs and would require additional management attention and personnel.

We expect that our compliance costs will continue to increase as a result of our loss of EGC status, evolving SEC and Nasdaq rules and interpretations, stockholder activism, and the current regulatory and political environment. We also expect that the rules applicable to public companies will continue to make it difficult and expensive to obtain directors' and officers' liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain comparable coverage. Any of the foregoing could divert the attention of our management and other personnel from other business concerns, harm our ability to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers, and have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, in October 2023 and February 2025, we closed private placements which included the sale of pre-funded warrants and common warrants to purchase shares of our common stock. If we issue common stock or securities convertible into common stock, holders of our common stock would experience additional dilution, such dilutive impact may be difficult to compute, and our stock price may decline.

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

Issuer purchases of equity securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1(c) trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Provided Herewith
		Form	Date	Number

3.1(a)	Amended and Restated Certificate of Incorporation.	8-K	10/20/2020	3.1

3.1(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	6/28/2024	3.1

3.1(c)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	8/19/2024	3.1

3.1(d)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	6/26/2025	3.1

3.2	Amended and Restated Bylaws.	8-K	10/20/2020	3.2

4.1	Reference is made to Exhibits 3.1(a), 3.1(b), 3.1(c), 3.1(d) and 3.2.

4.2	Form of Common Stock Certificate.	10-Q	11/6/2024	4.2

4.3	Form of 2023 Common Warrant Agreement.	8-K	10/25/2023	4.2

4.4	Form of 2023 Pre-Funded Warrant Agreement.	8-K	10/25/2023	4.1

4.5	Form of 2025 Common Warrant Agreement.	8-K	2/12/2025	4.2

4.6	Form of 2025 Pre-Funded Warrant Agreement.	8-K	2/12/2025	4.1

10.1#	Non-Employee Director Compensation Policy				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 has been formatted in Inline XBRL.				X

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

ALIGOS THERAPEUTICS, INC.

Date: May 7, 2026	By:	/s/ Lawrence Blatt
Lawrence Blatt, Ph.D.
Chairman, President and Chief Executive Officer

Date: May 7, 2026	By:	/s/ Lesley Ann Calhoun
Lesley Ann Calhoun
Chief Operating Officer and Chief Financial Officer