Form 10-Q
period 2026-06-30
Aligos Therapeutics, Inc.
filed 2026-08-06
CIK 1799448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39617

Aligos Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-4724808
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Corporate Drive, 2nd Floor South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 466-6059

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock par value, $0.0001 per share	ALGS	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

As of August 3, 2026, the registrant had 6,244,558 shares of common stock, $0.0001 par value per share, outstanding, consisting of 5,444,558 shares of voting common stock, $0.0001 par value per share and 800,000 shares of non-voting common stock, $0.0001 par value per share. This number does not include 4,217,432 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of August 3, 2026 (which are immediately exercisable at an exercise price of $0.0025 and $0.0001 per share of common stock, , subject to beneficial ownership limitations) sold in the Registrant’s private placement on October 23, 2023 and February 13, 2025. See Note 6 — Common Warrants and Pre-Funded Warrants to the Registrant’s unaudited condensed consolidated financial statements.

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
•
the performance of our third-party suppliers and manufacturers, and our collaborators and licensees;
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
•
We are in the early to mid-stages of our development efforts, and our business is dependent on the successful development of our current and future drug candidates. If we are unable to advance our current or future drug candidates through clinical trials, obtain marketing approval and ultimately commercialize any drug candidates we develop, or experience significant delays in doing so, our business will be materially harmed.
•
Our current or future drug candidates may cause undesirable side effects or have other properties when used alone or in combination with other approved products or investigational new drugs that could delay or halt their clinical development, prevent their marketing approval, limit their commercial potential or result in significant negative consequences.
•
We depend on collaborations with third parties for the development of certain of our potential drug candidates, and we will depend on collaborations in the future for the development and commercialization of these or other potential candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these drug candidates.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALIGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$30,381	$18,303
Restricted cash	42	110
Short-term investments	-	59,541
Accounts receivable	27,778	-
Other current assets	3,926	4,908
Total current assets	62,127	82,862
Operating lease right-of-use assets	2,107	3,089
Property and equipment, net	1,334	1,867
Other assets	759	715
Total assets	$66,327	$88,533

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,431	$3,982
Accrued liabilities	18,696	13,526
Operating lease liabilities, current	3,152	3,580
Finance lease liabilities, current	64	145
Total current liabilities	28,343	21,233
Operating lease liabilities, net of current portion	288	1,525
2023 Common Warrants liability	5,812	12,183
Long term liability	-	47
Total liabilities	34,443	34,988
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2026 and December 31, 2025; no shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	-	-
Common stock, $0.0001 par value; 115,800,000 shares authorized as of June 30, 2026 and December 31, 2025; 6,236,828 and 6,178,230 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	9	9
Additional paid-in capital	698,183	695,269
Accumulated deficit	(666,745)	(642,201)
Accumulated other comprehensive income	437	468
Total stockholders’ equity	31,884	53,545
Total liabilities and stockholders’ equity	$66,327	$88,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue from customers	$—	$965	$2,830	$1,276
Revenue from licensing agreements	27,778	—	27,778	—
Operating expenses:
Research and development	24,050	13,976	47,402	28,478
General and administrative	5,618	5,556	12,025	10,608
Total operating expenses	29,668	19,532	59,427	39,086
Loss from operations	(1,890)	(18,567)	(28,819)	(37,810)
Interest and other income, net	221	1,207	1,032	2,087
Change in fair value of 2023 Common Warrants	2,976	1,682	6,371	63,176
Income (loss) before income tax	1,307	(15,678)	(21,416)	27,453
Income tax provision	(2,811)	(185)	(3,128)	(228)
Net (loss) income	(1,504)	(15,863)	(24,544)	27,225
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(1)	(27)	(31)	(31)
Other comprehensive loss	(1)	(27)	(31)	(31)
Comprehensive (loss) income	$(1,505)	$(15,890)	$(24,575)	$27,194
Net (loss) income per share, basic	$(0.14)	$(1.53)	$(2.36)	$2.90
Net (loss) income per share, diluted	$(0.14)	$(1.53)	$(2.36)	$2.90
Weighted average shares of common stock, basic	10,430,808	10,351,120	10,416,964	9,385,167
Weighted average shares of common stock, diluted	10,430,808	10,351,120	10,416,964	9,401,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited, in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance as of December 31, 2025	6,178,230	$9	$695,269	$(642,201)	$468	$53,545
Issuance of common stock related to RSU vesting	9,956	-	-	-	-	-
Stock-based compensation expense related to employee stock awards	-	-	1,225	-	-	1,225
Stock-based compensation expense related to employee stock purchases	-	-	89	-	-	89
Other comprehensive loss	-	-	-	-	(30)	(30)
Net loss	-	-	-	(23,040)	-	(23,040)
Balance as of March 31, 2026	6,188,186	$9	$696,583	$(665,241)	$438	$31,789
Issuance of common stock related to ESPP purchases	48,605	-	236	-	-	236
Issuance of common stock related to RSU vesting	37	-	-	-	-	-
Stock-based compensation expense related to employee stock awards	-	-	1,229	-	-	1,229
Stock-based compensation expense related to employee stock purchases	-	-	135	-	-	135
Other comprehensive loss	-	-	-	-	(1)	(1)
Net loss	-	-	-	(1,504)	-	(1,504)
Balance as of June 30, 2026	6,236,828	9	698,183	(666,745)	437	31,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited, in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)

Balance as of December 31, 2024	3,864,436	$8	$588,576	$(618,008)	$451	$(28,973)
Issuance of common stock from RSU vesting	590	-	-	-	-	-
Issuance of common stock upon net exercise of pre-funded warrants	146,468	-	-	-	-	-
Issuance of common stock, pre-funded warrants and common warrants in connection with 2025 PIPE offering	2,103,307	1	105,003	-	-	105,004
Costs related to 2025 PIPE offering	-	-	(3,629)	-	-	(3,629)
Stock-based compensation expense related to employee stock awards	-	-	909	-	-	909
Stock-based compensation expense related to employee stock purchases	-	-	50	-	-	50
Other comprehensive loss	-	-	-	-	(4)	(4)
Net income	-	-	-	43,088	-	43,088
Balance as of March 31, 2025	6,114,801	$9	$690,909	$(574,920)	$447	$116,445
Issuance of common stock related to ESPP purchase	36,473	-	180	-	-	180
Costs related to 2025 PIPE offering	-	-	(29)	-	-	(29)
Stock-based compensation expense related to employee stock awards	-	-	1,050	-	-	1,050
Stock-based compensation expense related to employee stock purchases	-	-	110	-	-	110
Other comprehensive loss	-	-	-	-	(27)	(27)
Net loss	-	-	-	(15,863)	-	(15,863)
Balance as of June 30, 2025	6,151,274	$9	$692,220	$(590,783)	$420	$101,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(24,544)	$27,225
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Accretion of discount on investments	(491)	(1,034)
Non cash lease expense	982	905
Change in fair value of 2023 Common Warrants	(6,371)	(63,176)
Depreciation expense	601	453
Stock-based compensation including ESPP	2,678	2,119
Changes in operating assets and liabilities:
Accounts payable	2,449	1,328
Accrued liabilities	5,170	(3,352)
Operating lease liabilities	(1,665)	(1,499)
Other liabilities	(47)	-
Deferred revenue	-	428
Accounts receivable	(27,778)	-
Other assets	938	190
Net cash and cash equivalents used in operating activities	(48,078)	(36,413)
Cash flows from investing activities:
Maturities of short-term investments	60,000	20,000
Purchase of short-term investments	-	(103,336)
Purchases of property and equipment	(70)	(152)
Net cash and cash equivalents provided by (used in) investing activities	59,930	(83,488)
Cash flows from financing activities:
Proceeds from issuance of common stock, common warrants and pre-funded warrants in connection with 2025 PIPE offering, net of costs	-	101,386
Payments on finance lease	(78)	(1)
Proceeds from the ESPP purchase	236	180
Net cash and cash equivalents provided by financing activities	158	101,565
Net increase (decrease) in cash, cash equivalents, and restricted cash	12,010	(18,336)
Cash, cash equivalents, and restricted cash, beginning of period	18,413	37,107
Cash, cash equivalents, and restricted cash, end of period	$30,423	$18,771

Supplemental disclosures of noncash financing and investing activities:
PIPE issuance costs unpaid at period end	-	(41)

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

Aligos is a clinical-stage biotechnology company developing novel therapeutics to address unmet medical needs in liver and viral diseases, including for chronic hepatitis B virus (HBV) infection, metabolic dysfunction associated steatohepatitis (MASH), and obesity.

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

As of June 30, 2026, the Company had cash and cash equivalents of $30.4 million and an accumulated deficit of $666.7 million. The Company has incurred recurring losses from operations and negative cash flows from operating activities. The Company expects that its cash and cash equivalents, in addition to the $25.0 million, net of tax, received from Amoytop in July 2026, will be sufficient to fund current planned operations into the fourth quarter of 2026, which is less than one year from the date of filing this Quarterly Report on Form 10-Q. The Company plans to raise substantial additional capital to continue as a going concern, including through a combination of public or private equity offerings, third-party funding, collaborations, strategic alliances, and licensing arrangements. In addition, the Company is evaluating future financing opportunities, and intends to secure additional funding.

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

Significant accounting policies and estimates

No material changes were made to the Company’s significant accounting policies disclosed in Note 2. Summary of significant accounting policies, in its 2025 Form 10-K, other than those noted below.

Revenue from licensing agreements

If a license to intellectual property is determined to be distinct from other performance obligations identified in the arrangement, the Company recognizes revenue attributable to the license at the point in time the license is transferred to the customer, and the customer is able to use and benefit from the license.

Accounts Receivable

Accounts receivable includes receivables from the Company's collaboration partners as a result of licensing agreements. Receivables from licensing agreements represent valid claims against our collaboration partners.

Receivable from the Company's licensing agreements as of June 30, 2026 is presented as Accounts receivable on the condensed consolidated balance sheets. The Company evaluates the collectability of receivables based on historical collection trends, the financial condition of payment partners, and external market factors and provides for an allowance for potential credit losses based on management’s best estimate of the amount of probable credit losses. As of June 30, 2026 and December 31, 2025, the Company did not have an allowance for credit losses.

Recently issued accounting standards

From time to time, new accounting pronouncements are issued by the FASB that the Company adopts as of the specified effective date. The Company's status as an emerging growth company ended on the last day of the fiscal year ending after the fifth anniversary of our initial public offering, i.e., December 31, 2025.

The Company has considered all recent accounting pronouncements issued, but not yet effective, and does not expect any to have a material effect on the Company’s condensed consolidated financial statements other than those discussed in its 2025 Form 10‑K.

3.
Balance sheet components

Property and equipment

The components of property and equipment as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026	December 31, 2025
Leasehold improvements	$6,264	$6,264
Lab equipment	6,258	6,209
Computer equipment	1,075	1,075
Furniture and office equipment	770	751
Vehicles and equipment	280	280
Total, at cost	14,647	14,579
Accumulated depreciation	(13,313)	(12,712)
Total, net	$1,334	$1,867

Depreciation expense was $0.3 million and $0.6 million for the three and six months ended June 30, 2026 and $0.3 million and $0.5 million for the three and six months ended June 30, 2025. Finance leases are also included in property and equipment as vehicles and lab equipment on the Condensed Consolidated Balance Sheets.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued R&D expenses	$3,269	$1,204
Accrued clinical expenses	3,661	1,609
Accrued compensation	4,737	7,464
Other accrued expenses	7,029	3,249
Total	$18,696	$13,526

4.
Investments

As of June 30, 2026 and December 31, 2025, amortized cost, gross unrealized gains and losses, and estimated fair values of total fixed-maturity securities were as follows (in thousands):

June 30, 2026
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
		Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. Treasury bonds	Level 2	$-	$-	$-	$-
Money market funds	Level 1	$25,361	$-	$-	$25,361

		December 31, 2025
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
		Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. Treasury bonds	Level 2	$59,519	$22	$-	$59,541
Money market funds	Level 1	$9,992	$-	$-	$9,992

As of June 30, 2026, there were no short-term investments.

As of December 31, 2025, none of the Company's short-term investments are in an unrealized loss position. Changes in fair value are related to changes in market interest rates. The Company expects to collect all contractual principal and interest payments and does not intend to sell the investments before recovery of their amortized cost bases.

The Company recorded interest income of $0.2 million and $0.4 million for the three and six months ended June 30, 2026, and $0.4 million and $1.2 million for the three and six months ended June 30, 2025. There was no accrued interest receivable as of June 30, 2026 and December 31, 2025.

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

The following table summarizes information about shares issuable under the 2023 and 2025 Pre-Funded Warrants outstanding at December 31, 2025 and June 30, 2026:

Pre-funded warrant shares outstanding	June 30, 2026	December 31, 2025
Outstanding at the beginning of the year	4,217,432	2,441,405
Issued	-	1,922,511
Exercised	-	(146,484)
Outstanding at the end of the period	4,217,432	4,217,432
Exercisable at the end of the period	4,217,432	4,217,432

The following table sets forth a summary of the activities of the Company’s 2023 Common Warrant liability, which represents a recurring measurement that is classified with Level 3 of the fair value hierarchy wherein the fair value is estimated using significant unobservable inputs (in thousands):

	June 30, 2026	December 31, 2025
Beginning liability	$12,183	$72,367
Change in fair value	(6,371)	(60,184)
Ending liability	$5,812	$12,183

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

	June 30, 2026	December 31, 2025
Expected term (in years)	4.33	4.83
Risk-free interest rate	4.18%	3.72%
Dividend yield	-	-
Volatility	89.34%	90.98%

The following table summarizes information about shares issuable under the 2023 and 2025 Common Warrants outstanding at June 30, 2026:

Common warrant shares outstanding	June 30, 2026	December 31, 2025
Outstanding at the beginning of the year	4,213,767	2,200,858
Issued	-	2,012,909
Exercised	-	-
Outstanding at the end of the period	4,213,767	4,213,767
Exercisable at the end of the period	4,213,767	4,213,767

7.
Equity Incentive Awards and Stock-based Compensation

Stock options

Stock option activity during the six months ended June 30, 2026 is as follows:

	Shares subject to options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)

Outstanding as of December 31, 2025	1,728,737	$18.62	8.82	$859
Granted	485,345	7.09	—	—
Exercised	—	—	—	—
Forfeited or Expired	(75,623)	8.83	—	—
Outstanding as of June 30, 2026	2,138,459	16.35	8.54	$9
Options vested and expected to vest as of June 30, 2026	2,138,459	16.35	8.54	$9
Options vested and exercisable as of June 30, 2026	717,385	27.64	7.44	$-

Restricted stock units

Restricted stock unit activity during the six months ended June 30, 2026 is as follows:

	Number of Awards	Weighted- Average Grant Date Fair Value	Aggregate Fair Value (in thousands)

Issued and unvested as of December 31, 2025	76,786	$10.20	$784
Granted	13,595	6.98	95
Vested and released	(9,993)	10.48	(105)
Issued and unvested as of June 30, 2026	80,388	$9.63	$774

Stock-based compensation expense was allocated as follows for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Research and development	$688	$617	$1,355	$1,161
General and administrative	676	544	1,323	958
Total	$1,364	$1,161	$2,678	$2,119

8.
Revenue

License Agreement with Amoytop

In May 2026, the Company and Xiamen Amoytop Biotech Co., Ltd (Amoytop) entered into a License Agreement (the Amoytop License Agreement) to develop and commercialize pevifoscorvir sodium in Greater China for chronic HBV infection. Along with a $25.0 million, net of tax, upfront payment, Aligos is entitled to up to $420 million in clinical, regulatory, and sales milestones with tiered, high single-digit royalties. These potential payments consist of (i) development milestones and (ii) sales-based milestones. Under the terms of the agreement, the Company received an upfront payment of $25.0 million, net of tax, in July 2026.

The Company determined that the Amoytop License agreement falls within the scope of ASC 606. The agreement did not fall under the ASC 808 guidance due to Amoytop and the Company not being joint active participants, and both parties not having significant risks and rewards. Management of the Company determined that the provision of the license along with initial transfer of know-how were not distinct within the context of the contract and therefore represent a single performance obligation and the related upfront payment is recognized at a point in time. In addition, variable consideration (e.g., milestone payments and royalties) was evaluated based on the Company’s analysis that the probability of achieving any of the milestone payments is remote, and therefore determined to be constrained and excluded from the transaction price.

During the three and six months ended June 30, 2026, the Company recognized $27.8 million in revenue from license agreements related to the upfront payment with a corresponding amount in accounts receivable. In addition, an amount of $2.8 million of withholding taxes was recognized as income tax expense with a corresponding liability. During the three and six months ended June 30, 2025, there was no revenue from licensing agreements recognized.

Research Collaboration Agreement with Amoytop

In May 2023, the Company and Amoytop entered into a Research Collaboration and Development Agreement (the Amoytop Collaboration Agreement) with a focus on nucleic acid technology for HBV treatment, with the Company granting to Amoytop an exclusive, time-limited option to enter into an exclusive, territory-limited license to develop and commercialize such compounds. Under the terms of the agreement, the Company received an upfront payment of $7.0 million, less withholding taxes of $1.1 million from Amoytop. With respect to the agreement, the Company is eligible for up to $109.0 million in development and commercialization milestones as well as tiered royalties on net sales. These potential payments consist of (i) potential development milestones (such as for the commencement of a Good Laboratory Practice toxicology study for a collaboration compound, approval of IND by regulatory authority, initiation of Phase 2 and 3 clinical trials, and regulatory approval of a licensed product), and (ii) sales-based milestones.

In May 2024, the Company and Amoytop entered into an extension to the Amoytop Collaboration Agreement, covering work performed through January 2025. Under the terms of the agreement, the Company received an upfront payment of $1.5 million, which was recognized as revenue from contracts with customers from the second quarter of 2024 through the first quarter of 2025.

In May 2025, the Company and Amoytop entered into an additional extension to the Amoytop Collaboration Agreement, covering work performed through approximately November 2025. Under the terms of the agreement, the Company received an upfront payment of $1.0 million, which was recognized as revenue from contracts with customers from the second quarter of 2025 through the fourth quarter of 2025.

In September 2025, Amoytop exercised its option to obtain an exclusive, territory-limited license to one compound developed under the Amoytop Collaboration Agreement, with the right to choose an alternative compound among three identified candidates following the completion of certain IND-enabling studies. IND-enabling studies began on its chosen compound in January 2026, which earned the Company a milestone payment of $3.0 million which was recognized as revenue from contracts with customers. In July 2026, Amoytop received IND approval in China on its chosen compound, which earned the Company a milestone payment of $3.0 million.

The Company determined that the Amoytop Collaboration Agreement falls within the scope of ASC 606. The agreement did not fall under the ASC 808 guidance due to Amoytop and the Company not being joint active participants, and both parties not having significant risks and rewards. Management of the Company determined that there were three performance obligations for the agreement given the deliverables are distinct. The Company evaluated the standalone selling price for each obligation based on available data for similar arrangements. The Company evaluated the performance obligations and determined the provision of R&D services for the collaboration compound performance obligation will be satisfied over time, the research license including data and know-how has been satisfied, and the provision of materials will be satisfied upon delivery. Given the nature of the arrangement, the Company believes that the satisfaction of its performance obligations is best measured by the progress of its efforts as it relates to the performance of the R&D services. As such, the Company has used an input method based on costs incurred to recognize revenue associated with the upfront payments, and the Company recognizes revenue over time based on the costs incurred. The effect of any updates to the estimated overall costs are recorded as a change in estimate. In addition, variable consideration (e.g., milestone payments) were evaluated based on the Company’s analysis that the probability of achieving any of the milestone payments is remote, and therefore determined to be constrained and excluded from the transaction price.

During the three months ended June 30, 2026, the Company recognized no revenue from customers related to upfront or milestone payments. During the six months ended June 30, 2026, the Company recognized $2.8 million in revenue from customers related to a milestone payment of $3.0 million less withholding taxes.

During the three and six months ended June 30, 2025, the Company recognized no revenue from customers related to milestone payments. During the three and six months ended June 30, 2025, the Company recognized $1.0 million and $1.3 million, respectively, in revenue from customers related to upfront payments.

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

The Company has agreed to pay Emory up to an aggregate of $125.0 million upon the achievement of specified development, regulatory, and commercial milestones, and all ongoing patent costs. During the three and six months ended June 30, 2026 and 2025, no milestone payments were made. The Company also agreed to pay Emory tiered single-digit royalties on worldwide annual net sales of licensed products, on a quarterly basis and calculated on a product-by-product basis. With respect to licensed products containing any of a specified subset of the licensed compounds, such royalties range from a mid-single digit to a high-single digit percentage rate. With respect to licensed products which do not contain such compounds, the royalties range from a low-single digit to a mid-single digit rate. The Company is obligated to pay Emory a certain percentage of upfront fees received by the Company from certain sublicensees. Under this provision, the Company will pay $1.5 million to Emory in connection with the Amoytop License Agreement.

During the three and six months ended June 30, 2026, the Company recognized a $1.5 million accrual for the aforementioned provision.

During the three and six months ended June 30, 2025, the Company made no payments associated with royalties and recognized no expense or accruals.

Agreement with Katholieke Universiteit Leuven (KU Leuven)

On June 25, 2020, the Company entered into a Research, Licensing and Commercialization Agreement (KU Leuven Agreement) with KU Leuven, under which the Company is collaborating with KU Leuven’s Rega Institute for Medical Research, as well as its Centre for Drug Design and Discovery, to research and develop potential protease inhibitors for the treatment, diagnosis or prevention of coronaviruses, including of SARS-CoV-2. Unless terminated earlier by either party in accordance with provisions in the agreement, the collaboration period terminated at the earlier of completion of all collaboration activities or 2.5 years. In connection with the KU Leuven Agreement, KU Leuven and the Company granted each other exclusive cross-licenses to use certain know-how and existing patents of the other party as well as certain joint know-how and joint patents to carry out research and development collaboration activities during the collaboration period. As of December 2022, the original collaboration period expired. An amendment to the agreement was agreed in July 2023 to include a new collaboration plan. KU Leuven granted to the Company an exclusive (including as to KU Leuven), worldwide license under certain of KU Leuven’s know-how and existing patents, and certain joint patents and joint know-how, to manufacture and commercialize the licensed products for the treatment, diagnosis or detection of viral infections in humans. KU Leuven reserved the right to use all KU Leuven knowhow, existing KU Leuven patents, joint patents and joint know-how for academic and non-commercial research and teaching purposes. As consideration for this license, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to but no more than $30.0 million upon the achievement of certain commercial sales milestones. For each licensed product developed through KU Leuven and the Company’s collaborative effort, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to $32.0 million upon the achievement of certain development and regulatory milestones. The Company is also required to pay KU Leuven a low-to-mid-single digit royalty percentage, subject to certain adjustments, on net sales of applicable products, if any. The Company is also required to pay a revenue share to KU Leuven should the program be partnered with an external party. Unless terminated earlier by either party, the agreement shall continue until the expiration of the last to expire royalty term, which is the later of the expiration of the last valid patent claim covering the manufacture, use, sale or importation of the licensed product in a particular country or 10 years after the first commercial sale of a licensed product. During the three and six months ended June 30, 2026, the Company made no payments of royalties or milestones.

10.
Commitments and contingencies

From time to time, the Company may have certain contingent liabilities, including legal matters that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Contingent liabilities requiring accrual were appropriately accrued as of June 30, 2026 and December 31, 2025. The Company enters into contracts in the normal course of business that include arrangements with clinical research organizations, vendors for preclinical research and vendors for manufacturing. These agreements generally allow for cancellation with notice. As of June 30, 2026, the Company had no material non-cancellable purchase commitments.

11.
Income taxes

The Company recorded income tax provision of $3.1 million for the six months ended June 30, 2026, primarily related to the Company's international operations.

The Company has a history of losses in prior fiscal years and projects losses for the full year 2026. The Company continues to maintain a full valuation allowance on its net deferred tax assets.

12.
Net (loss) income per share

The following table summarizes the computation of basic and diluted net (loss) income per share of the Company (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net (loss) income, as reported	$(1,504)	$(15,863)	$(24,544)	$27,225
Less: increase in available income	-	-	-	-
Diluted net loss	$(1,504)	$(15,863)	$(24,544)	$27,225
Weighted average shares outstanding, basic	10,430,808	10,351,120	10,416,964	9,385,167
Add: Weighted average shares issuable	-	-	-	16,478
Weighted average shares outstanding, diluted	10,430,808	10,351,120	10,416,964	9,401,645
Net (loss) income per share - basic	$(0.14)	$(1.53)	$(2.36)	$2.90
Net (loss) income per share - diluted	$(0.14)	$(1.53)	$(2.36)	$2.90

For the six months ended June 30, 2025, the Company’s potentially dilutive securities include options to purchase common stock and unvested restricted stock. The 2023 common warrants and 2025 common warrants are antidilutive and excluded from the total weighted average shares outstanding, diluted.

The Company excluded the following potential shares of Common Stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Options to purchase common stock	2,138,459	1,086,761	2,138,459	893,331
Unvested restricted stock	80,388	17,264	80,388	14,316
Common warrants to purchase common stock	4,213,767	4,213,767	4,213,767	4,213,767
	6,432,614	5,317,792	6,432,614	5,121,414

13. Segment information

The chief operating decision maker (CODM), who is defined as the Company's Chairman, President and Chief Executive Officer, assesses performance for the Company’s single reportable segment and decides how to allocate resources based on the Company’s total operating expenses as reported on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The CODM’s review of total operating expenses at the consolidated level is used to monitor the Company’s spending as well as budget versus actual results. As part of the CODM’s review of the segment’s performance, the CODM reviews the Company’s operating expense information. This includes research and development costs as well as general and administrative expenses. Based upon the operating expense information, the CODM can reconcile to net loss as reported on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, shown in the table below. The significant expense categories are consistent with those presented on the face of the consolidated financial statements, except for the breakout of the early-stage research and development from the late-stage research and development. The CODM does not receive or use any other segmented or disaggregated financial or any significant expense information for decision making purposes. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total assets.

The following table provides segment revenues, significant segment expenses and reported segment net loss for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue from customers	$-	$965	$2,830	$1,276
Revenue from licensing agreements	27,778	-	27,778	-
Less:
Early-stage research and development(1)	(703)	(688)	(1,120)	(1,530)
Late-stage research and development(2)	(23,347)	(13,288)	(46,282)	(26,948)
General and Administrative	(5,618)	(5,556)	(12,025)	(10,608)
Total operating expenses	(29,668)	(19,532)	(59,427)	(39,086)
Interest and other income, net	221	1,207	1,032	2,087
Change in fair value of 2023 Common Warrants	2,976	1,682	6,371	63,176
Income (loss) before income tax	1,307	(15,678)	(21,416)	27,453
Income tax provision	(2,811)	(185)	(3,128)	(228)
Segment and consolidated net (loss) income	$(1,504)	$(15,863)	$(24,544)	$27,225

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

Overview

We are a clinical-stage biotechnology company focused on developing novel therapeutics to address unmet medical needs in liver diseases and viral infections, including in the areas of chronic hepatitis B virus (HBV) infection, metabolic dysfunction-associated steatohepatitis (MASH), and obesity. The Aligos team has a demonstrated track record of success in drug development and medicinal chemistry in liver and viral diseases, resulting in multiple potential best‑in‑class drug candidates currently in clinical development.

Our pipeline of drug candidates includes pevifoscorvir sodium (previously known as ALG‑000184) for chronic HBV infection, ALG‑170675 for chronic HBV infection, ALG‑055009 for MASH and obesity, and a portfolio of preclinical programs. Pevifoscorvir sodium is our potential best‑/first‑in‑class Capsid Assembly Modulator (CAM‑E) for chronic HBV infection which has shown in pre-clinical testing to have enhanced pharmacologic properties vs. competitor CAM‑E drugs and greater HBV DNA suppression compared to the standard of care, nucleos(t)ide analogs (NAs), and has shown multi-log10 reductions in viral antigens in Phase 1 clinical studies conducted to date. Pevifoscorvir sodium recently received Fast Track Designation from the Food and Drug Administration (FDA) and Breakthrough Therapy Designation from the Center for Drug Evaluation (CDE) of China’s National Medical Products Administration (NMPA) for the treatment of chronic HBV infection. ALG‑170675 is our potential next-generation best-in-class antisense oligonucleotide (ASO) under development for the treatment of chronic HBV infection with improved RNase H mediated in vivo activity and similar hTLR8 agonist activity observed in vitro and in vivo compared to competitor compounds. ALG‑170675 recently received IND approval in China and is expected to enter the clinic in Q3 2026 in China, with clinical trials sponsored and performed by our partner Xiamen Amoytop Biotech Co., Ltd (Amoytop). ALG‑055009 is our potential best‑in‑class thyroid hormone receptor beta (THR‑β) agonist for MASH and obesity with pharmacologic properties that appear to be enhanced based on data to date vs. competitor THR-β agonists. Phase 2a topline data demonstrated that ALG‑055009 dose groups met the primary endpoint with statistically significant reductions in liver fat at Week 12 as measured by MRI-PDFF in subjects with presumed MASH. Recently presented nonclinical data suggests synergistic fat mass loss in combination with incretin receptor agonists in diet induced obese (DIO) mice.

Pevifoscorvir sodium: Potential best‑in‑class small molecule CAM‑E for chronic hepatitis B virus infection

Our primary area of focus seeks to enhance the viral suppression (near term goal) and rate of functional cure (long term goal) for chronic HBV infection, which often results in life-threatening conditions such as cirrhosis, end-stage liver disease, and the most common form of liver cancer, hepatocellular carcinoma (HCC). To reduce the burden of disease associated with chronic HBV infection, we are developing a portfolio of differentiated drug candidates, including a small molecule CAM that results in the production of empty viral capsids.

In 2018, we in‑licensed a lead drug candidate (GLP‑26) and the associated IP for a CAM‑E from the laboratory of Professor Raymond Schinazi at Emory University. Our scientists optimized this lead drug candidate to discover the highly potent CAM‑E, ALG‑001075, which was further optimized to the prodrug pevifoscorvir sodium. Based on pre-clinical data to date, pevifoscorvir sodium has superior DMPK properties with enhanced absorption and high liver uptake, with a ~2- to 300-fold improvement in in vitro potency compared to other known CAMs. CAM‑Es are a class of small molecule antiviral agents that accelerate HBV capsid assembly and inhibit pgRNA encapsidation (1st MOA), resulting in empty viral capsids and lower circulating HBV DNA and RNA levels. CAM-Es have the potential to prevent HBV DNA integration by blocking the conversion of pgRNA to dslDNA, the form which integrates into the host chromosome. CAM‑Es are also believed to prevent the establishment and replenishment of cccDNA (2nd MOA), a major factor for the persistence of HBV infection which can be assessed by circulating HBV antigen levels (HBsAg, HBcrAg, and HBeAg). These three drivers, replication, integration, and the reservoir, comprise the disease pathogenesis which can lead to end-stage liver disease and liver cancer. We believe that effective therapies for chronic HBV infection must address all three drivers. In preclinical studies and clinical trials conducted to date, pevifoscorvir sodium has demonstrated the potential to not only block HBV replication and prevent HBV DNA integration, but also reduce the cccDNA reservoir, each of which we believe are clinically relevant markers that improve outcomes in chronic HBV infection.

A multi-part Phase 1 study is complete, with evaluation of the safety, tolerability, and pharmacokinetic profile of pevifoscorvir sodium in HVs. Additionally, a dose-ranging phase assessing the safety, pharmacokinetics (PK), and antiviral activity of 10‑300 mg doses of pevifoscorvir sodium administered over 28 days in untreated HBeAg+/- subjects with chronic HBV infection has also been completed. In these study phases, pevifoscorvir sodium was found to be well tolerated with a favorable PK profile and demonstrated potentially best-in-class multi-log10 HBV DNA and RNA reductions at all doses tested, as well as HBV surface antigen (HBsAg) reductions in a subset of HBeAg+ subjects receiving 100 mg or 300 mg of pevifoscorvir sodium (Yuen, et al, Lancet Gastro.

& Hep., 2026). Based on the favorable profile observed with dosing up to 300 mg of pevifoscorvir sodium for 28 days, additional Phase 1 studies evaluated the risk-benefit profile of pevifoscorvir sodium at doses of 300 mg, with or without entecavir (ETV) therapy, for up to 96 weeks in HBeAg+ and HBeAg- subjects with chronic HBV infection. Data from these cohorts (Yuen et al., AASLD 2025) have been presented, showing that pevifoscorvir sodium, administered for up to 96 weeks, was well tolerated, exhibited a favorable PK profile, and suggested potentially best-in-class potent and durable antiviral activity.

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

Further, data presented at The European Association for the Study of the Liver’s 2026 Congress highlighted outcomes for treatment-naïve or currently not treated HBeAg+ subjects who completed 96 weeks of 300 mg pevifoscorvir sodium monotherapy, followed by ≥24 weeks of nucleos(t)ide analog (NA) monotherapy. Among HBeAg+ subjects, 9 of 10 subjects transitioned to NA monotherapy; of these, 4 (44%) maintained HBV DNA levels below the lower limit of quantification (LLOQ; 10 IU/mL, target detected [TD] or target not detected [TND]) throughout the NA only ≥24-week follow-up period. Reductions in HBV antigens and HBV RNA were maintained during the NA only ≥24-week follow-up period. Notably, these viral biomarkers, such as HBV antigens and HBV RNA, are typically unaffected by NA therapy, suggesting that pevifoscorvir sodium may reduce the cccDNA reservoir through engagement of its secondary mechanism of action (Mak, et al. EASL 2026).

In addition, newly presented data showed that among participants with a baseline HBsAg ≥3,000 IU/mL, 40% (4/10) achieved HBsAg <3,000 IU/mL at 48 weeks, suggesting eligibility for a functional cure regimen, which may include an antisense oligonucleotide (ASO) agent (Yuen, et al. EASL 2026). In clinical trials conducted to date, certain ASO agents under development for chronic HBV infection have seen 19% functional cure rates in a patient population of HBsAg <3,000 IU/mL (Hou, et al. N Engl J Med. 2026), which is estimated to be ~30-40% of all patients with chronic HBV infection.

Additionally, preclinical in vitro data demonstrated that ALG-001075, the active parent moiety of pevifoscorvir sodium, can prevent cccDNA formation and HBV DNA integration. This finding was demonstrated by cell-based studies, which showed prevention of cccDNA establishment and HBV DNA integration following treatment with ALG-001075 (Verheyen, et. al. AASLD 2025). Preclinical in vitro data also demonstrated that long-term treatment with ALG-001075 resulted in profound suppression of HBeAg, HBsAg and intracellular HBV RNAs which was durable after treatment withdrawal in HBV-infected HepaRG cells, suggesting a potential reduction in cccDNA level and/or transcriptional activity (Debing, et al. EASL 2026).

Compared to Phase 3 studies with the current standard of care nucleos(t)ide analogs (NAs), tenofovir disoproxil fumarate (TDF) and tenofovir alafenamide (TAF) (Buti et al., Lancet Gastro, 2016; Chen et al., Lancet Gastro 2016), the Company’s Phase 1 data to date suggest, subject to confirmation via further study, that pevifoscorvir sodium treatment may be superior to NAs in HBeAg+/- subjects in achieving HBV DNA levels < LLOQ (10 IU/mL) after 48 weeks on treatment. Chronic suppressive therapy of HBV DNA levels is a validated approval pathway in chronic HBV infection (Food and Drug Administration (FDA) Guidance, Chronic Hepatitis B Virus Infection: Developing Drugs for Treatment Guidance for Industry, April 2022 – Section III.B.1.a). We have received affirmative feedback from the FDA, the Committee for Medicinal Products for Human Use (CHMP: EU) and the National Medical Products Administration (NMPA: China) supporting subsequent studies utilizing the chronic suppressive therapy pathway for pevifoscorvir sodium. Our ongoing Phase 2 B-SUPREME study is being conducted to test superiority to standard of care NA treatment (HBV DNA levels <LLOQ (10 IU/ml, TD or TND) in HBeAg+ subjects and HBV DNA levels < LLOQ (10 IU/ml, TND) in HBeAg- subjects) after 48 weeks of monotherapy treatment. Furthermore, when combined with other mechanisms of action, including other candidates in our chronic HBV infection portfolio, pevifoscorvir sodium dosing regimens have the potential to contribute to achieving higher rates of functional cure, subject to testing such endpoint, as compared with currently approved agents.

With the completion of the 96-week Phase 1 study, we initiated the Phase 2 B-SUPREME study (NCT06963710), which is designed as a randomized, double-blind, active-controlled multicenter study evaluating the safety and efficacy of pevifoscorvir sodium monotherapy compared with tenofovir disoproxil fumarate for 48 weeks in approximately 250 currently untreated HBeAg+ and HBeAg- adult subjects with chronic HBV infection. The primary endpoint in the HBeAg+ arm is HBV DNA <LLOQ (10 IU/mL, TD or TND) and the primary endpoint in the HBeAg- arm is HBV DNA <LLOQ (10 IU/mL, TND). The study is also evaluating safety, PK, and other secondary and exploratory HBV biomarkers, including reductions in HBV antigens and other markers of HBV infection. Enrollment has been completed with 131 participants in the HBeAg+ Part 1a and 114 participants in the HBeAg- Part 2a.

Topline data are expected to be available in late Q3 2027.

In May 2026, we entered an exclusive license deal with Amoytop to develop and commercialize pevifoscorvir sodium in Mainland China, Taiwan, Hong Kong, and Macau (Greater China) for chronic HBV infection for an upfront payment of $25.0 million, net of tax, (which was received in July 2026) and up to $420 million in clinical, regulatory, and sales milestones, along with tiered, high single-digit royalties.

ALG‑170675: Potential best‑in‑class antisense oligonucleotide (ASO) for chronic hepatitis B virus infection

ALG-170675 is a next-generation ASO we discovered as part of a research collaboration with Amoytop, who maintain rights in Greater China. Novel intellectual property has been filed for this candidate, which has shown improved RNase H mediated in vivo activity over GSK-836 (bepirovirsen) with similar hTLR8 agonist activity observed in vitro and in vivo. In addition, ALG-170675 utilizes novel monomers that could potentially reduce ASO toxicity and improve ASO liver to kidney ratios.

ALG-170675 was designed to reduce the production of HBsAg by targeting and degrading HBV RNA transcripts inside infected hepatocytes. ALG-170675 selectively binds to the HBV transcripts and induces RNase H-mediated degradation of viral RNA, lowering antigen burden and potentially enabling restoration of antiviral immune responses (Hong, et al. EASL 2026).

In addition, ALG-170675 may have advantages compared with GSK-836 with better in vitro safety, enhanced liver exposure, liver to kidney ratio, and improved in vivo efficacy in mice. Additionally, nonclinical studies have shown additive to synergistic effects when combined with a CAM-E.

Amoytop recently received IND approval in China and is expected to advance the program into the clinic with a Phase 1 study in healthy volunteers. The Phase 1 study is designed to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of ALG-170675 following single (SAD) and multiple (MAD) ascending doses. The SAD portion plans to enroll approximately 32 healthy participants across four dose cohorts of 75 mg, 150 mg, 300 mg, and 450 mg. Following completion of the 300 mg SAD cohort, the MAD portion of the study is expected to begin and would enroll approximately 24 healthy participants. The study design also includes a cohort of approximately 16 participants with chronic HBV infection, which is expected to initiate following completion of the 150 mg MAD cohort in Q4 2026.

Under our agreement with Amoytop, we may utilize data from these studies for regulatory filings and other purposes. We have the potential to conduct a Phase 2 study in 2028. Each party is responsible for their own development costs.

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

License revenue includes recognition of revenue from the upfront payment from license agreements.

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

Research and development expenses

We expect our research and development expenses to increase substantially in connection with our ongoing and planned clinical development activities for pevifoscorvir sodium and our other drug candidates. We rely substantially on third parties to conduct our discovery activities, nonclinical studies, clinical trials and manufacturing. We estimate research and development expenses based on estimates of services performed, and rely on third party contractors and vendors to provide us with timely and accurate estimates of expenses of services performed to assist us in these estimates. A portion of our research and development expenses are based on contractual milestones. Research and development costs consist primarily of costs incurred for the identification and development of our drug candidates through our technology platforms, which include:

•
fees and expenses paid to institutions that conduct our clinical trials and to clinical trial-related service providers;
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

Results of Operations

Comparison of the three and six months ended June 30, 2026 and 2025

Revenue and operating expenses

The following table summarizes our operating expenses for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2026	2025	($)%		2026	2025	($)%

Revenue from customers	$—	$965	$(965)	-100%	$2,830	$1,276	$1,554	122%
Revenue from licensing agreements	27,778	-	27,778	100%	27,778	—	27,778	100%
Operating expenses:
Research and development	24,050	13,976	10,074	72%	47,402	28,478	18,924	66%
General and administrative	5,618	5,556	62	1%	12,025	10,608	1,417	13%
Total operating expenses	29,668	19,532	10,136	52%	59,427	39,086	20,341	52%
Loss from operations	(1,890)	(18,567)	16,677	-90%	(28,819)	(37,810)	8,991	-24%
Interest and other income, net:
Interest income, net	246	396	(150)	-38%	386	1,239	(853)	-69%
Other (expenses) income, net	(25)	811	(836)	-103%	646	848	(202)	-24%
Change in fair value of 2023 Common Warrants	2,976	1,682	1,294	77%	6,371	63,176	(56,805)	-90%
Income (loss) before income tax	1,307	(15,678)	16,985	-108%	(21,416)	27,453	(48,869)	-178%
Income tax provision	(2,811)	(185)	(2,626)	1419%	(3,128)	(228)	(2,900)	1272%
Net (loss) income	(1,504)	(15,863)	14,359	-91%	(24,544)	27,225	(51,769)	-190%

Revenue

Revenue from customers increased by $1.6 million for the six months ended June 30, 2026, when compared to the same period in 2025 related to a milestone payment. Revenue from customers decreased by $1.0 million for the three months ended June 30, 2026, when compared to the same period in 2025 due to the completion of the work on the original and extended Amoytop agreement.

Revenue from licensing agreements increased by $27.8 million for the three and six months ended June 30, 2026, related to the Amoytop license agreement. There was no revenue from licensing agreements in the three and six months ended June 30, 2025.

Research and development expenses

We track direct external research and development expenses on a program-specific basis (chronic HBV infection, MASH, coronaviruses and early-stage programs). The following table summarizes these research and development costs (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Direct research and development expenses by development program:
Chronic Hepatitis B virus infection program	$13,408	$4,495	$24,838	$10,069
Metabolic dysfunction-associated steatohepatitis program	18	24	583	622
Coronaviruses program	(24)	82	(353)	(667)
Other early-stage programs	703	688	1,120	1,530
Total direct research and development expenses	$14,105	$5,289	$26,188	$11,554
Total indirect research and development expenses	9,945	8,687	21,214	16,924
Total research and development expense	$24,050	$13,976	$47,402	$28,478

Research and development expenses increased by $10.1 million and $18.9 million, respectively, during the three and six months ended June 30, 2026 compared to the same periods in 2025. The increase was primarily due to a $8.8 million and $14.9 million, respectively, increase in third-party expenses due to increased clinical study costs as a result of the enrollment and dosing in the pevifoscorvir sodium Phase 2 B‑SUPREME clinical trial. Further, there were increases in employee-related costs, and facility and other expenses in both periods.

We expect research and development expenses will increase in future periods as we continue to focus on advancing clinical trials for pevifoscorvir sodium.

General and administrative expenses

General and administrative expenses remained flat and increased by $1.4 million during the three and six months ended June 30, 2026, compared to the same periods in 2025. The increase in the six-month period was primarily due to a $1.2 million increase in employee-related costs, as well as a $0.4 million increase in third party expenses due to increased legal and intellectual property spend, offset by a $0.2 million decrease in facility and other expenses.

We expect general and administrative expenses will increase in future periods due to increased activity in our research and development group, which will require more resources and additional activities in our general and administration group.

Interest and other income, net

Interest and other income, net decreased by $1.0 million and $1.1 million, respectively, during the three and six months ended June 30, 2026 as compared to the same period in the prior year. This was primarily due to a decreasing short-term investments balance.

Change in fair value of 2023 Common Warrants

The change in fair value of 2023 Common Warrants was an increase of $1.3 million and a decrease of $56.8 million for the three and six months ended June 30, 2026, compared to the same period ended June 30, 2025. The change was due to a change in the fair value of the 2023 Common Warrants measured using the Black Scholes option pricing model remeasured at each reporting period, principally due to a change in the stock price between reporting periods.

Liquidity and capital resources

Liquidity

We have incurred operating losses in each year since inception. Our cash and cash equivalents were $30.4 million as of June 30, 2026. As of June 30, 2026, we had an accumulated deficit of $666.7 million.

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

Our operations have been financed primarily by net proceeds from the sale and issuance of our convertible preferred stock, proceeds from public offerings, revenue from customers, collaboration and license agreements, and proceeds from private placements of our common stock, warrants and pre-funded warrants, and the issuance of convertible debt.

In February 2025, we entered into a securities purchase agreement (the 2025 Securities Purchase Agreement) with certain investors named therein (the Purchasers) pursuant to which we issued (i) 2,103,307 shares of our common stock (the Common Stock), consisting of 1,427,000 shares of voting Common Stock and 676,307 shares of non-voting Common Stock, (ii) pre‑funded warrants (the 2025 Pre-Funded Warrants) to purchase up to an aggregate of 1,922,511 shares of voting Common Stock, and (iii) accompanying common warrants (the 2025 Common Warrants and, together with the 2025 Pre-Funded Warrants, the 2025 Warrants) to purchase up to an aggregate of 2,012,909 shares of Common Stock (the 2025 Private Placement). Each Warrant is exercisable for one share of Common Stock. We received gross proceeds of $105.0 million. In connection with the 2025 Private Placement, we also entered into a registration rights agreement with the Purchasers, pursuant to which we agreed to register for resale the shares of Common Stock sold to the Purchasers, as well as the shares of Common Stock underlying the 2025 Warrants sold to the Purchasers, on the terms set forth therein. We also entered into a registration rights agreement with Baker Brothers Life Sciences, L.P. (together with its affiliates, the Lead Investor), pursuant to which we agreed to file a resale registration statement with the Securities and Exchange Commission following demand by the Lead Investor to register the resale of shares of Common Stock and any Common Stock issued or issuable upon the exercise or conversion of non-voting Common Stock and any of our other securities held by the Lead Investor.

Going concern

As of June 30, 2026, we had an accumulated deficit of $666.7 million, and cash and cash equivalents of $30.4 million. Our current operating plan and projected cash outflows for the upcoming periods raise substantial doubt about our ability to continue as a going concern for at least 12 months from the issuance of the financial statements included elsewhere in this Quarterly Report. We plan to raise additional capital to fund continued operations beyond the fourth quarter of 2026. We are taking steps to identify access to future capital and expect to be able to access capital in the future. However, there can be no assurance that any additional funding will be available to us on acceptable terms, if at all. If events or circumstances occur such that we do not obtain additional funding, it may be necessary to significantly reduce the scope of operations to reduce the current rate of spending, which could include reductions in staff and the need to delay, limit, reduce or terminate current or future product development, which could have a material adverse effect on our business, results of operations and financial condition. Moreover, even if financing efforts are successful and additional capital is obtained, available liquidity may still be insufficient to eliminate the aforementioned substantial doubt regarding our ability to continue as a going concern.

Capital resources

Our primary use of cash is to fund operating expenses, which consist primarily of research and development costs related to our drug candidates and our discovery programs, and to a lesser extent, general and administrative expenditures. Our current operating plan and projected cash outflows for the upcoming periods raise substantial doubt about our ability to continue as a going concern for at least 12 months from the issuance of the financial statements. If we are successful with our ability to access additional funding, we expect our expenses to increase substantially in connection with our ongoing clinical development activities related to our chronic HBV infection drug candidate pevifoscorvir sodium, for which we have an ongoing Phase 2 trial, as well as our research and development of our other drug candidates.

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

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended
	June 30,
	2026	2025
Net cash and cash equivalents used in operating activities	$(48,078)	$(36,413)
Net cash and cash equivalents provided by (used in) investing activities	59,930	(83,488)
Net cash and cash equivalents provided by financing activities	158	101,565
Net increase (decrease) in cash, cash equivalents, and restricted cash	$12,010	$(18,336)

Operating activities

Net cash used in operating activities of $48.1 million and $36.4 million for the six months ended June 30, 2026 and 2025, respectively, was largely due to ongoing research and development activities, specifically our Phase 2 B‑SUPREME study, and general administrative expenses to support those activities. Net (loss) income for the six months ended June 30, 2026 and 2025 included, among other items, non-cash charges of stock-based compensation, non-cash lease expense, and depreciation, offset by non-cash change in the fair value of the 2023 Common Warrants and accretion of discount on investments.

Investing activities

During the six months ended June 30, 2026, investing activities provided $59.9 million of cash, primarily due to $60.0 million related to maturities of short-term investments.

During the six months ended June 30, 2025, investing activities used $83.5 million of cash, primarily due to $103.3 million of purchase of short-term investments, partially offset by $20.0 million related to maturities of short-term investments.

Financing activities

During the six months ended June 30, 2026, net cash provided by financing activities was $0.2 million, primarily due to proceeds from the ESPP purchase.

During the six months ended June 30, 2025, net cash provided by financing activities was $101.6 million, primarily due to proceeds from the 2025 PIPE financing.

Contractual obligations and commitments

We have no material changes to our contractual obligations and commitments as of June 30, 2026 as disclosed in the contractual obligations and commitment section in our Annual Report on Form 10-K filed with the SEC on March 5, 2026.

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

For a discussion of our critical accounting estimates, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements in our Annual Report on Form 10-K, filed with the SEC on March 5, 2026 for the year ended December 31, 2025, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through June 30, 2026 from those discussed in our Form 10-K.

Recently issued and adopted accounting pronouncements

For a description of the expected impact of recently adopted accounting pronouncements, see Note 2. Summary of significant accounting policies in the “Notes to consolidated financial statements” contained in Part II, Item 8 in our Annual Report on Form 10-K, filed with the SEC on March 5, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the three and six months ended June 30, 2026, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Evaluation of disclosure controls and procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred operating losses in each year since inception. We have funded our operations to date primarily with proceeds from the sale of common stock, preferred stock, convertible notes and warrants, and to a lesser extent from upfront payments under our license/collaboration agreements. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete registrational clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our drug candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We may continue to incur significant expenses and operating losses for the foreseeable future.

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

Our operations have consumed substantial amounts of cash since our inception. Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our initial nonclinical and clinical drug candidates. Nonclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. In October 2023 and February 2025, we closed private investments of our securities that generated $92.1 million and $105.0 million in gross proceeds, respectively, before deducting placement agent fees and other offering expenses. As of June 30, 2026, we had cash and cash equivalents of $30.4 million (excluding the $25.0 million, net of tax, received from Amoytop in July 2026). We expect to continue to spend substantial amounts to continue the nonclinical and clinical development of our current and future programs. If we are able to gain marketing approval for drug candidates that we develop, we will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate we develop.

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

We plan to finance our cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. In addition, we may seek additional capital to take advantage of favorable market conditions or strategic opportunities even if we believe we have sufficient funds for our current or future operating plans. Based on our research and development plans, we expect that our existing cash and cash equivalents will enable us to fund our operations into the fourth quarter of 2026, which is less than 12 months following the date of this report. Accordingly, our ability to continue as a going concern will require us to obtain additional funding for our operations or significantly curtail our operations to conserve our capital resources. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business, and the macro-economic environment generally.

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

Our clinical development efforts across our drug candidates are in early or mid-stages. We have ongoing clinical trials for our most advanced drug candidates in many countries (e.g., United States, Canada, and throughout Asia and Europe). Our other programs are in the discovery or nonclinical development stage. We have invested substantially all of our efforts and financial resources in the identification of targets and nonclinical and clinical development of therapeutics to address hepatological indications and viral diseases. However, the biology of these indications and diseases is complex and not completely understood, and our current and future drug candidates may never achieve expected or functional levels of efficacy or achieve an acceptable safety profile.

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

In order to obtain approval from the FDA and other major regulatory agencies in non-U.S. countries to market a new drug candidate, we must demonstrate proof of safety and efficacy in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a drug candidate, we must complete extensive nonclinical studies that support our planned INDs or CTAs in the United States and other countries. At this time, we are evaluating drug candidates in clinical trials in many countries (e.g., United States, Canada, and throughout Asia and Europe). The rest of our programs are in nonclinical research or earlier stages of development, including our hepatitis delta infection drug candidates. We cannot be certain of the timely completion or outcome of our nonclinical studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our nonclinical studies will ultimately support further development of our programs. In addition, the FDA may decline to accept the data we obtain from foreign clinical studies in support of an IND or NDA in the United States, which may require us to repeat or conduct additional nonclinical studies or clinical trials that we did not anticipate in the United States. As a result, we cannot be sure that we will be able to submit INDs in the United States, or CTAs or similar applications in other jurisdictions, on the timelines we expect, if at all, and we cannot be sure that submission of INDs, CTAs or similar applications will result in the FDA or other regulatory authorities allowing additional clinical trials to begin.

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

The U.S. BIOSECURE Act, which was enacted in December 2025, prohibits federal agencies from procuring or using any biotechnology equipment or services from “biotechnology companies of concern”, or entering into, extending, or renewing any contracts with entities that use such biotechnology equipment or services from “biotechnology companies of concern”. Congress has interpreted a “biotechnology company of concern” as an entity that is under the control of a foreign adversary and that poses a risk to national security based on its research or multiomic data collection (e.g., collection of genomic information). While the U.S. BIOSECURE Act has a grandfathering period of five years for existing contracts, and has carveouts for manufacture of drugs for supply under Medicaid and Medicare Part B, subject to the Secretary of Veteran Affairs’ discretion, the impact of the U.S. BIOSECURE Act on the biotechnology industry is uncertain. For example, Wuxi AppTec has recently been added to the list of “biotechnology companies of concern.” We have existing contracts with Wuxi AppTec affiliates, though the services thereunder do not relate to government-funded projects. If the foreign CROs and CMOs we rely on become subject to trade restrictions, sanctions, increased tariffs or other regulatory requirements by the U.S. government (including designation as a “biotechnology company of concern” under the U.S. BIOSECURE Act), or if the U.S. or Chinese government take retaliatory actions due to recent or increased tensions between the U.S. and China, it may have the potential to severely restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain “biotechnology companies of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government.

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

There is also uncertainty as to how measures being implemented by the current administration will impact the operations of various agencies. For example, budget cuts, layoffs, and government shut downs have and may continue to impact the work of the FDA, which may lead to delays in regulatory approvals. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or could lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our drug candidates or result in the development of our drug candidates being terminated.

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

We have invested a significant portion of our time and financial resources in the pursuit of a treatment for MASH, including ALG-055009, our THR‑β agonist which has completed a Phase 2a trial. In addition, we have conducted nonclinical research in obesity using our THR-β agonist. If we cannot successfully develop, obtain regulatory approval for and commercialize our drug candidates for the treatment of MASH and/or obesity, our business may be harmed. The mechanism of action of our THR-β agonist candidates is complex, and we do not know the degree to which it will translate into a therapeutic benefit, if any, in MASH, obesity or any other indication, and we do not know the degree to which the complex mechanism of action may contribute to long-term safety issues or adverse events when our drug candidates are taken for prolonged periods.

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

If we are successful and any of our drug candidates are approved for the treatment of MASH and/or obesity, our drug candidates will likely compete with products that have already been approved or may in the future be approved for the treatment of MASH and/or obesity, prior to our drug candidates and/or that have greater efficacy than our drug candidates, either alone or in combination. Behavioral modifications, such as diet and exercise, can also decrease or eliminate the demand for our THR-β agonist candidates.

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

Even if we complete the necessary nonclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us or any of our current or future collaboration partners from obtaining approvals for the commercialization of our current drug candidates and any other drug candidate we develop.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the drug candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. There is also uncertainty as to how measures being implemented by the current administration will impact the operations of various agencies including the FDA. For example, the potential loss of personnel at various agencies, reduction in funding for agencies, or government shut downs could lead to disruptions and delays in review of our drug candidates.

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

Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. For example, we are currently conducting clinical trials for pevifoscorvir sodium in many countries (e.g., United States, Canada, and throughout Asia and Europe), and plan to expand into additional countries and territories and our conduct of the trials must satisfy specific requirements in order for the FDA to accept the data in support of an IND or NDA in the United States. Further, any regulatory approval for our drug candidates may be withdrawn. If we fail to comply with the applicable regulatory requirements, our target market will be reduced and our ability to realize the full market potential of our drug candidates will be harmed and our business, financial condition, results of operations and prospects could be harmed.

Risks associated with international trade policies (including with respect to tariffs) or our international operations, including seeking and obtaining approval to commercialize our drug candidates in foreign jurisdictions, could harm our business.

We engage in international operations with offices in the United States, Belgium and China as well as third-party suppliers spanning multiple countries outside the United States, and we intend to seek approval to market our drug candidates within and outside of the United States. We may also do so for future drug candidates. Due to the complex relationship among the United States and the countries in which we conduct our business, there is an inherent risk that political, diplomatic, and national security factors may lead to global trade restrictions and changes to trade policies or export and import regulations which could harm our business. The United States government has implemented tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, which may include tariffs on imported pharmaceutical products. In response, certain foreign governments have announced or implemented reciprocal or retaliatory tariffs and other protectionist measures. Additionally, some major pharmaceutical companies have entered into drug pricing agreements with the Trump administration in exchange for tariff exemptions. Despite recent court rulings against the legality of certain of the Trump administration’s tariffs, the uncertainty in tariff policy and legality can cause financial turmoil and harm. The United States government’s tariff policy has undergone rapid shifts, creating uncertainty that may harm our business by, among other things, leading to higher import prices and negatively impacting market conditions. Most recently, in April 2026, the Trump administration issued a proclamation imposing tariffs under Section 232 of the Trade Expansion Act on imports of brand pharmaceuticals, biologics and associated pharmaceutical ingredients, beginning July 31, 2026. Exempted from these tariffs, among others, are companies that have executed or are negotiating agreements with the federal government regarding most favored nation pricing and onshoring of production and research and development.

We have outlicensed the right to develop pevifoscorvir sodium and ALG-170675 in China, Taiwan, Hong Kong and Macau (Greater China) to Amoytop, and therefore rely on their operations abroad for success in their territory.

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

If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impair the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

If the market opportunities for our drug candidates are smaller than we believe or any approval we obtain is based on a narrower definition of the patient population, our business may suffer.

We currently focus our product development on novel therapeutics to address unmet needs in hepatological indications and viral diseases. Our eligible patient population, pricing estimates and available coverage and reimbursement may differ significantly from the actual market addressable by our drug candidates. Our estimates of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our drug candidates, are based on our beliefs and analyses based on a variety of sources, including scientific literature, patient foundations or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of the diseases we are targeting. The number of patients may turn out to be lower than expected, and the potentially addressable patient population for each of our drug candidates may be limited or may not be receptive to treatment with our drug candidates, and new patients may become increasingly difficult to identify or access. Certain potential patients may have or develop a resistance to our potential therapies or otherwise be unable to be treated with our potential therapies for chronic HBV infection or other viral diseases as a result of their genetic makeup. In addition, the route of administration for our potential therapies could be inconvenient and/or not commercially viable, which could also limit the potential market for our therapies.

If the market opportunities for our drug candidates are smaller than we estimate, it could have an adverse effect on our business, financial condition, results of operations and prospects.

For example, we believe chronic HBV infection to be one of the most prevalent chronic liver diseases worldwide, however, our projections of the number of people who have chronic HBV infection, as well as the subset of people with the disease who have the potential to benefit from treatment with our drug candidates, are based on our beliefs and estimates. The effort to identify patients with chronic HBV infection is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Chronic HBV infection is often undiagnosed and may be left undiagnosed for a long time, partly due to the disease being largely asymptomatic. Further, if government authorities and third-party payors choose to limit coverage and reimbursement of our chronic HBV infection drug candidates, such as limiting the number of patients’ treatment that would be covered and reimbursable, this could result in a smaller market opportunity for our chronic HBV infection drug candidates than we anticipate.

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

We intend to develop our current drug candidates, and expect to develop other future drug candidates, in combination with one or more therapies, including therapies that we develop and those developed externally. Even if a drug candidate we develop were to receive marketing approval or be commercialized for use in combination with other therapies, we would face the risk that the FDA or similar regulatory authority outside of the United States could revoke approval of the therapy used in combination with our drug candidate or that safety, efficacy, manufacturing or supply issues could arise with these other therapies. Combination therapies are commonly used for the treatment of viral diseases, and we would be subject to similar risks if we develop any of our drug candidates for use in combination with other drugs. Our potential development of ALG-055009, our THR-β agonist for obesity may also rely on combination therapy, for example combinations with incretin receptor agonists controlled by third parties. Issues with other products could result in our own products, if approved, being removed from the market or suffering commercially. In addition, we may evaluate our current drug candidates and other future drug candidates in combination with one or more other therapies that may have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States. We will not be able to market and sell any drug candidate we develop in combination with any such unapproved therapies that do not ultimately obtain marketing approval.

If the FDA or similar regulatory authorities outside of the United States do not approve these other drugs or revoke their approval of, or if safety, efficacy, manufacturing, or supply issues arise with, the drugs we choose to evaluate in combination with or any of our drug candidates, we may be unable to obtain approval of or market any of our combination treatments.

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

There are currently two FDA-approved treatments for MASH: Madrigal Pharmaceuticals, Inc., THR-β agonist and Novo Nordisk's GLP-1 receptor agonist semaglutide. A number of pharmaceutical companies, including AbbVie, Inc., AstraZeneca PLC/MedImmune LLC, Bristol‑Myers Squibb Company, Eli Lilly and Company, Merck, Pfizer, Inc., Novo Nordisk, Roche, as well as large and small biotechnology companies such as Gilead and Inventiva Pharma SA, are pursuing the development or marketing of pharmaceuticals that target MASH.

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

Further, there may be significant delays in obtaining coverage and reimbursement for newly approved drugs, as the process is time-consuming and costly, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Additionally, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payors in the United States, which may result in coverage and reimbursement for drug products that differ significantly from payor to payor. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may not be sufficient to cover our costs and may not be permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower-cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation or overturning of laws that presently restrict or apply tariffs to imports of drugs from countries where they may be sold at lower prices than in the United States. Additionally, the Trump administration published proposed regulations that would require manufacturers to pay rebates on Medicare utilization tied to prices for the same drugs in certain reference countries. Such “most favored nation” pricing rules could limit the profitability of our drugs by affecting pricing and/or making it infeasible to commercialize our drugs in certain markets, and could have a significant impact on our commercial and financial success. For more information, see the risk factor titled “— Current and future healthcare reform legislation or regulation may increase the difficulty and cost for us to commercialize drug candidates for which we receive approval, may affect the prices we may obtain, and may have a material adverse effect on our business and results of operations.”

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

Additionally, because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or drug candidates or for indications that later prove to have greater commercial potential. For example, we are currently focused on the development of our current drug candidates for hepatological indications, viral indications and, most recently, obesity. However, the advancement of these drug candidates may ultimately prove to be unsuccessful or less successful than another program in our pipeline that we might have chosen to pursue on a less aggressive basis. However, due to the significant resources required for the development of our drug candidates, we must focus on specific diseases and disease pathways and decide which drug candidates to pursue and the amount of resources to allocate to each. Our near-term objective is to demonstrate favorable profiles through clinical trials of our drug candidates pevifoscorvir sodium and ALG-170675. Our estimates regarding the potential market for our drug candidates could be inaccurate and our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular drug candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, any potential decision to delay or terminate development of a drug candidate or program may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. Further, if we do not accurately evaluate the commercial potential for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate. Alternatively, we may allocate internal resources to a drug candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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

If a product is intended for the treatment of a serious or life-threatening condition and nonclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular drug candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. In April 2026, the FDA granted fast track designation for pevifoscorvir sodium for the treatment of chronic HBV infection. Despite receiving such fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may rescind the fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

We entered into a License Agreement with Emory in June 2018 and an amendment signed in June 2020, and a Research, Licensing and Commercialization Agreement with KU Leuven in June 2020 and an amendment in July 2023. Under the Emory License Agreement and KU Leuven Agreement, we are subject to significant obligations, including milestone payments, royalty payments, and certain other agreed-to costs. For example, in August 2025, we made a $9.0 million payment to Emory University following the first subject dosed in our Phase 2 study of pevifoscorvir sodium. For more information regarding our license agreements, please see the section titled “Business—License agreements and collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2025, previously filed with the SEC. As these payments become due, we may not have sufficient funds available to meet our obligations and our development efforts may be materially harmed. Furthermore, if we are forced to raise additional funds, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market drug candidates that we would otherwise develop and market ourselves.

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

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the United States. These Trump policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for any drug candidate that we commercialize, and even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. On the one hand, President Trump threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the United States to the lowest price in a group of other countries. In response, multiple major manufacturers entered into confidential pricing agreements with the federal government. Subsequently, in April 2026, the Trump administration issued a proclamation imposing tariffs under Section 232 of the Trade Expansion Act on imports of brand pharmaceuticals, biologics and associated pharmaceutical ingredients, beginning July 31, 2026. Exempted from these tariffs, among others, are companies that have executed or are negotiating agreements with the federal government regarding most favored nation pricing and onshoring of production and research and development. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. Imposing a rebate in the U.S. that is based on drug prices outside the U.S. would mark a drastic and unprecedented shift in the U.S. pharmaceutical market, and while the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant.

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

Some U.S. states have enacted legislation creating so-called prescription drug affordability boards, and to date one state has used its prescription drug affordability board to impose an upper payment limit, although that upper payment limit is the subject of litigation. Some states are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Some measures are designed to encourage importation from other countries. These types of initiatives may result in additional reductions in Medicare, Medicaid, and other healthcare funding, and may otherwise affect the prices we may obtain or the frequency with which any drug candidate that we commercialize is prescribed or used.

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

We do not have the ability to independently conduct certain nonclinical studies and clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs, to conduct or otherwise support certain nonclinical studies and clinical trials for our drug candidates, including pevifoscorvir sodium, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our nonclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our nonclinical studies or clinical trials, we could be subject to untitled and warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

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

The U.S. BIOSECURE Act, which was enacted in December 2025, prohibits federal agencies from procuring or using any biotechnology equipment or services from “biotechnology companies of concern”, or entering into, extending, or renewing any contracts with entities that use such biotechnology equipment or services from “biotechnology companies of concern”. Congress has interpreted a “biotechnology company of concern” as an entity that is under the control of a foreign adversary and that poses a risk to national security based on its research or multiomic data collection (e.g., collection of genomic information). While the U.S. BIOSECURE Act has a grandfathering period of five years for existing contracts, and has carveouts for manufacture of drugs for supply under Medicaid and Medicare Part B, subject to the Secretary of Veteran Affairs’ discretion, the impact of the U.S. BIOSECURE Act on the biotechnology industry is uncertain. For example, Wuxi AppTec has recently been added to the list of “biotechnology companies of concern.” We have existing contracts with Wuxi AppTec affiliates, though the services thereunder do not relate to government-funded projects. If the foreign CROs and CMOs we rely on become subject to trade restrictions, sanctions, increased tariffs or other regulatory requirements by the U.S. government (including designation as a “biotechnology company of concern” under the U.S. BIOSECURE Act), or if the U.S. or Chinese government take retaliatory actions due to recent or increased tensions between the U.S. and China, it may have the potential to severely restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain “biotechnology companies of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government.

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

In addition, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications or to maintain, defend and enforce the patents that we license to or from third parties, and we may have to rely on our partners to fulfill these responsibilities. For example, under the Emory License Agreement, we obtained a license from Emory University under patents relevant to certain aspects of our small molecule chronic HBV infection program. Although we direct prosecution of patents licensed under the Emory License Agreement, we are obligated to consult with Emory University with respect to prosecution of these patents and Emory and its counsel are responsible for making all filings related to such prosecution. Similarly, although we will control the prosecution of jointly developed patents resulting from our collaboration with the Rega Institute for Medical Research and the CD3 under the KU Leuven Agreement, we are obligated to consult with such parties with respect to prosecution of these patents. Consequently, any such licensed patents and applications may not be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. Additionally, we have licensed to Amoytop rights under certain patents to manufacture, develop and commercialize pevifoscorvir sodium in China, Taiwan, Hong Kong and Macau. Amoytop has the first right to enforce such patents if suspected infringement is limited to Amoytop’s licensed territory. Our patents and other intellectual property rights could be at risk if Amoytop does not adequately protect and enforce such rights in its licensed territory. If our current or future licensors, licensees or collaborators fail to prepare, file, prosecute, maintain, enforce, and defend licensed patents and other intellectual property rights, such rights may be reduced or eliminated, and our right to develop and commercialize any of our drug candidates or technology that are the subject of such licensed rights could be adversely affected. In addition, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights.

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

We are aware of certain third-party issued patents and/or pending patent applications, including those of our competitors, that, if issued with their current claim scope, may be construed to cover our drug candidates. In the event that any of these patents were asserted against us, we believe that we would have defenses against any such action, which may include that such patents are not valid. However, if any such patents were to be asserted against us and our defenses to such assertion were unsuccessful and alternative technology was not available or technologically or commercially practical, unless we obtain a license to such patents, we could be liable for damages, which could be significant and include treble damages and attorneys’ fees if we are found to willfully infringe such patents, and we could be precluded from commercializing any drug candidates that were ultimately held to infringe such patents.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of some countries do not favor the enforcement or protection of patents, trade secrets and other intellectual property, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. For example, some companies in our industry have experienced theft or breach of their intellectual property rights, including trade secrets, in China, a country where we have operations and do business, and where our licensee, Amoytop, conducts activities on pevifoscorvir sodium. Proceedings to enforce our intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful.

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

As of June 30, 2026, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 45% of our outstanding common stock (assuming all shares of non-voting common stock are converted into voting common stock in accordance with the terms of our amended and restated certificate of incorporation), and 8% of our outstanding common stock (assuming all shares of non-voting common stock are converted to voting common stock and all pre-funded warrants are exercised in full on a cash exercise basis). In addition, in our October 2023 and February 2025 private placements, certain of the holders of 5% or more of our capital stock acquired pre-funded warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $0.0025 and $0.0001 per share, respectively) and common warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $18.92 and $26.02 per share, respectively). Until exercised, the shares issuable upon the exercise of the pre-funded warrants and the common warrants are not included in the number of our outstanding shares of common stock. If such holders exercise their warrants, then the shares of our capital stock beneficially owned by our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates would increase significantly. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

The dual class structure of our common stock may limit an investor’s ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Consequently, the exercise by holders of our non-voting common stock of their option to make this conversion will have the effect of increasing the relative voting power of such holders, and correspondingly decreasing the voting power of the holders of our common stock, which may limit an investor’s ability to influence corporate matters. As of June 30, 2026, we had 800,000 shares of non-voting common stock outstanding. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline.

As of June 30, 2026, approximately 3.0 million shares of common stock that are either subject to outstanding options or RSUs or reserved for future issuance under our equity incentive plans, and excluding all outstanding pre-funded warrants, are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The applicability of, and lack of clarity around, trade tariffs imposed by the U.S. government and retaliatory tariffs imposed by other governments may have a significant impact on the financial condition of companies. International conflicts, such as armed conflicts in the Middle East, have an effect on the global economy including fuel and energy availability and pricing, which can harm our business. Adverse developments that affect financial institutions, transactional counterparties, or other third parties, or concerns or rumors about these events, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the U.S. Federal Deposit Insurance Corporation (FDIC) as receiver. Similarly, other institutions have been and may continue to be swept into receivership. We have no borrowing or deposit exposure to directly impacted institutions and have not experienced an adverse impact to our liquidity or to our business operations, financial condition, or results of operations as a result of these recent events. However, uncertainty may remain over liquidity concerns in the broader financial services industry, and there may be unpredictable impacts to our business and our industry.

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

We have engaged, and may in the future engage in strategic transactions; such transactions could affect our liquidity, dilute our existing stockholders, increase our expenses and present significant challenges in focus and energy to our management or prove not to be successful.

From time to time, we engage in strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of intellectual property, products or technologies. For example, we have outlicensed rights to pevifoscorvir sodium to Amoytop in China, Taiwan, Hong Kong and Macau.

Such transactions include a variety of business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations, investments and licensings. Any future transactions could result in potentially dilutive issuances of our equity securities, including our common stock, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could affect our financial condition, liquidity and results of operations. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all. These transactions may never be successful and may require significant time and attention of management. In addition, the integration of any business that we may acquire in the future may disrupt our existing business and may be a complex, risky and costly endeavor for which we may never realize the full benefits of the acquisition.

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

None.

Issuer purchases of equity securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1(c) trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Provided Herewith
		Form	Date	Number

3.1(a)	Amended and Restated Certificate of Incorporation.	8-K	10/20/2020	3.1

3.1(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	6/28/2024	3.1

3.1(c)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	8/19/2024	3.1

3.1(d)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	6/26/2025	3.1

3.2	Amended and Restated Bylaws.	8-K	10/20/2020	3.2

4.1	Reference is made to Exhibits 3.1(a), 3.1(b), 3.1(c), 3.1(d) and 3.2.

4.2	Form of Common Stock Certificate.	10-Q	11/6/2024	4.2

4.3	Form of 2023 Common Warrant Agreement.	8-K	10/25/2023	4.2

4.4	Form of 2023 Pre-Funded Warrant Agreement.	8-K	10/25/2023	4.1

4.5	Form of 2025 Common Warrant Agreement.	8-K	2/12/2025	4.2

4.6	Form of 2025 Pre-Funded Warrant Agreement.	8-K	2/12/2025	4.1

10.1#	Amendment to the Aligos Therapeutics, Inc. 2020 Employee Stock Purchase Plan.	8-K	6/26/2026	10.1

10.2#	Non-Employee Director Compensation Policy.	10-Q	5/7/2026	10.1

10.3†	License Agreement by and between Aligos Therapeutics, Inc. and Xiamen Amoytop Biotech Co., Ltd.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document with embedded linkbase documents.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

# Indicates management contract or compensatory plan.

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

ALIGOS THERAPEUTICS, INC.

Date: August 6, 2026	By:	/s/ Lawrence Blatt
Lawrence Blatt, Ph.D.
Chairman, President and Chief Executive Officer

Date: August 6, 2026	By:	/s/ Lesley Ann Calhoun
Lesley Ann Calhoun
Chief Operating Officer and Chief Financial Officer