Form 10-Q
period 2026-09-30
Aligos Therapeutics, Inc.
filed 2026-11-06
CIK 1799448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39617

Aligos Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-4724808
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Corporate Drive, 2nd Floor South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 466-6059

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ALGS	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

As of November 3, 2026, the registrant had 6,248,478 shares of common stock, $0.0001 par value per share, outstanding, consisting of 5,448,478 shares of voting common stock, $0.0001 par value per share and 800,000 shares of non-voting common stock, $0.0001 par value per share. This number does not include 4,217,432 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of November 3, 2026 (which are immediately exercisable at an exercise price of $0.0025 and $0.0001 per share of common stock, subject to beneficial ownership limitations) sold in the Registrant’s private placement on October 23, 2023 and February 13, 2025. See Note 7 — Common Warrants and Pre-Funded Warrants to the Registrant’s unaudited condensed consolidated financial statements.

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
•
We have entered into licensing and collaboration agreements with third parties, and the U.S. government has rights related to certain of our intellectual property. If we fail to comply with our obligations in the agreements under which we license intellectual property rights to or from third parties, or these agreements are terminated, or we otherwise experience disruptions to our business relationships with our licensors or licensees, or we fail to meet our obligations to the government, our competitive position, business, financial condition, results of operations and prospects could be harmed.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALIGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$31,094	$18,303
Restricted cash	645	110
Short-term investments	-	59,541
Other current assets	2,943	4,908
Total current assets	34,682	82,862
Operating lease right-of-use assets	11,026	3,089
Property and equipment, net	1,213	1,867
Other assets	268	715
Total assets	$47,189	$88,533

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,214	$3,982
Accrued liabilities	15,146	13,526
Operating lease liabilities, current	1,181	3,580
Finance lease liabilities, current	59	145
Total current liabilities	19,600	21,233
Operating lease liabilities, net of current portion	10,660	1,525
2023 Common Warrants liability	5,623	12,183
Long term liability	-	47
Total liabilities	35,883	34,988
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2026 and December 31, 2025; no shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.	-	-
Common stock, $0.0001 par value; 115,800,000 shares authorized as of September 30, 2026 and December 31, 2025; 6,248,440 and 6,178,230 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.	9	9
Additional paid-in capital	699,465	695,269
Accumulated deficit	(688,605)	(642,201)
Accumulated other comprehensive income	437	468
Total stockholders’ equity	11,306	53,545
Total liabilities and stockholders’ equity	$47,189	$88,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue from customers	$2,830	$741	$5,660	$2,017
Revenue from licensing agreements	39	—	27,817	—
Operating expenses:
Research and development	18,892	23,937	66,294	52,415
General and administrative	5,867	5,165	17,892	15,773
Total operating expenses	24,759	29,102	84,186	68,188
Loss from operations	(21,890)	(28,361)	(50,709)	(66,171)
Interest and other income, net	169	1,085	1,201	3,172
Change in fair value of 2023 Common Warrants	187	(4,205)	6,558	58,971
Loss before income tax	(21,534)	(31,481)	(42,950)	(4,028)
Income tax provision	(326)	(56)	(3,454)	(284)
Net loss	(21,860)	(31,537)	(46,404)	(4,312)
Other comprehensive income (loss):
Unrealized income (loss) on available-for-sale securities	—	35	(31)	4
Other comprehensive income (loss)	—	35	(31)	4
Comprehensive loss	$(21,860)	$(31,502)	$(46,435)	$(4,308)
Net loss per share, basic	$(2.09)	$(3.04)	$(4.45)	$(0.44)
Net loss per share, diluted	$(2.09)	$(3.04)	$(4.45)	$(0.44)
Weighted average shares of common stock, basic	10,461,954	10,369,535	10,432,125	9,716,895
Weighted average shares of common stock, diluted	10,461,954	10,369,535	10,432,125	9,716,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited, in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance as of December 31, 2025	6,178,230	$9	$695,269	$(642,201)	$468	$53,545
Issuance of common stock related to RSU vesting	9,956	-	-	-	-	-
Stock-based compensation expense related to employee stock awards	-	-	1,225	-	-	1,225
Stock-based compensation expense related to employee stock purchases	-	-	89	-	-	89
Other comprehensive loss	-	-	-	-	(30)	(30)
Net loss	-	-	-	(23,040)	-	(23,040)
Balance as of March 31, 2026	6,188,186	$9	$696,583	$(665,241)	$438	$31,789
Issuance of common stock related to ESPP purchases	48,605	-	236	-	-	236
Issuance of common stock related to RSU vesting	37	-	-	-	-	-
Stock-based compensation expense related to employee stock awards	-	-	1,229	-	-	1,229
Stock-based compensation expense related to employee stock purchases	-	-	135	-	-	135
Other comprehensive loss	-	-	-	-	(1)	(1)
Net loss	-	-	-	(1,504)	-	(1,504)
Balance as of June 30, 2026	6,236,828	$9	$698,183	$(666,745)	$437	$31,884
Issuance of common stock related to RSU vesting	11,612	-	-	-	-	-
Stock-based compensation expense related to employee stock awards	-	-	1,174	-	-	1,174
Stock-based compensation expense related to employee stock purchases	-	-	108	-	-	108
Net loss	-	-	-	(21,860)	-	(21,860)
Balance as of September 30, 2026	6,248,440	$9	$699,465	$(688,605)	$437	$11,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited, in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)

Balance as of December 31, 2024	3,864,436	$8	$588,576	$(618,008)	$451	$(28,973)
Issuance of common stock from RSU vesting	590	-	-	-	-	-
Issuance of common stock upon net exercise of pre-funded warrants	146,468	-	-	-	-	-
Issuance of common stock, pre-funded warrants and common warrants in connection with 2025 PIPE offering	2,103,307	1	105,003	-	-	105,004
Costs related to 2025 PIPE offering	-	-	(3,629)	-	-	(3,629)
Stock-based compensation expense related to employee stock awards	-	-	909	-	-	909
Stock-based compensation expense related to employee stock purchases	-	-	50	-	-	50
Other comprehensive loss	-	-	-	-	(4)	(4)
Net income	-	-	-	43,088	-	43,088
Balance as of March 31, 2025	6,114,801	$9	$690,909	$(574,920)	$447	$116,445
Issuance of common stock related to ESPP purchase	36,473	-	180	-	-	180
Costs related to 2025 PIPE offering	-	-	(29)	-	-	(29)
Stock-based compensation expense related to employee stock awards	-	-	1,050	-	-	1,050
Stock-based compensation expense related to employee stock purchases	-	-	110	-	-	110
Other comprehensive loss	-	-	-	-	(27)	(27)
Net loss	-	-	-	(15,863)	-	(15,863)
Balance as of June 30, 2025	6,151,274	$9	$692,220	$(590,783)	$420	$101,866
Issuance of common stock from RSU vesting	2,233	-	2	-	-	2
Stock-based compensation expense related to employee stock awards	-	-	1,268	-	-	1,268
Stock-based compensation expense related to employee stock purchases	-	-	199	-	-	199
Other comprehensive income	-	-	-	-	35	35
Net loss	-	-	-	(31,537)	-	(31,537)
Balance as of September 30, 2025	6,153,507	$9	$693,689	$(622,320)	$455	$71,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(46,404)	$(4,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments	(491)	(1,744)
Non-cash lease expense	1,412	1,383
Change in fair value of 2023 Common Warrants	(6,560)	(58,971)
Depreciation expense	852	673
Stock-based compensation including ESPP	3,960	3,586
Changes in operating assets and liabilities:
Accounts payable	(768)	2,080
Accrued liabilities	1,620	(1,952)
Operating lease liabilities	(2,613)	(2,295)
Other liabilities	(47)	-
Deferred revenue	-	17
Other assets	2,412	777
Net cash and cash equivalents used in operating activities	(46,627)	(60,758)
Cash flows from investing activities:
Maturities of short-term investments	60,000	90,000
Purchase of short-term investments	-	(125,460)
Purchases of property and equipment	(197)	(345)
Net cash and cash equivalents provided by (used in) investing activities	59,803	(35,805)
Cash flows from financing activities:
Proceeds from issuance of common stock, common warrants and pre-funded warrants in connection with 2025 PIPE offering, net of costs	-	101,343
Payments on finance lease	(86)	(11)
Proceeds from the ESPP purchase	236	180
Net cash and cash equivalents provided by financing activities	150	101,512
Net increase in cash, cash equivalents, and restricted cash	13,326	4,949
Cash, cash equivalents, and restricted cash, beginning of period	18,413	37,107
Cash, cash equivalents, and restricted cash, end of period	$31,739	$42,056

Supplemental disclosures of noncash financing and investing activities:
Acquisition of right-of-use asset through operating lease obligation	9,349	-

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

As of September 30, 2026, the Company had cash and cash equivalents of $31.1 million and an accumulated deficit of $688.6 million. The Company has incurred recurring losses from operations and negative cash flows from operating activities. The Company expects that its cash and cash equivalents will be sufficient to fund current planned operations into the first quarter of 2027, which is less than one year from the date of filing this Quarterly Report on Form 10-Q. The Company plans to raise substantial additional capital to continue as a going concern, including through a combination of public or private equity offerings, third-party funding, collaborations, strategic alliances, and licensing arrangements. In addition, the Company is evaluating future financing opportunities, and intends to secure additional funding.

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

Recently issued accounting standards

From time to time, new accounting pronouncements are issued by the FASB that the Company adopts as of the specified effective date. The Company's status as an emerging growth company ended on the last day of the fiscal year ending after the fifth anniversary of the Company's initial public offering, i.e., December 31, 2025.

The Company has considered all recent accounting pronouncements issued, but not yet effective, and does not expect any to have a material effect on the Company’s condensed consolidated financial statements other than those discussed in its 2025 Form 10‑K.

3.
Balance sheet components

Property and equipment

The components of property and equipment as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026	December 31, 2025
Leasehold improvements	$6,264	$6,264
Lab equipment	6,388	6,209
Computer equipment	1,075	1,075
Furniture and office equipment	770	751
Vehicles and equipment	280	280
Total, at cost	14,777	14,579
Accumulated depreciation	(13,564)	(12,712)
Total, net	$1,213	$1,867

Depreciation expense was $0.3 million and $0.9 million for the three and nine months ended September 30, 2026 and $0.2 million and $0.7 million for the three and nine months ended September 30, 2025. Finance leases are also included in property and equipment as vehicles and lab equipment on the Condensed Consolidated Balance Sheets.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued R&D expenses	$2,374	$1,204
Accrued clinical expenses	2,656	1,609
Accrued compensation	5,985	7,464
Other accrued expenses	4,131	3,249
Total	$15,146	$13,526

4.
Operating Leases

In September 2026, the Company entered into the First Amendment to Lease (the “Amendment”) with Britannia Biotech Gateway Limited Partnership for its corporate headquarters, comprising approximately 38,675 rentable square feet of office and laboratory space in South San Francisco, California. The Amendment extends the lease term from March 31, 2027 to March 31, 2034. Monthly base rent under the extended term ranges from $4.65 to $5.72 per rentable square foot, increasing annually, and is subject to abatement for the ten-month period from April 1, 2027 through January 31, 2028. The Company will continue to pay its share of operating expenses. The Amendment provides the Company a one-time right to terminate the lease effective March 31, 2031, upon written notice by March 31, 2030 and payment of a termination fee of approximately $2.5 million, and one option to extend the term for an additional seven years. The Company has recorded the $0.6 million Letter of Credit as non-current restricted cash on its balance sheet as of September 30, 2026.

The Company accounted for the Amendment as a lease modification that was not a separate contract. On the effective date of the modification, the Company reassessed the lease classification, which remained an operating lease, and remeasured the lease liability using its incremental borrowing rate of 10.81% as of that date. The remeasurement increased the operating lease liability and the corresponding operating lease right-of-use asset by $9.3 million. The Company determined that it is reasonably certain not to exercise the early termination option and that it is not reasonably certain to exercise the extension option. Accordingly, the lease term used to measure the lease liability ends on March 31, 2034.

Supplemental information related to the Amendment is as follows:

September 30, 2026
Supplemental balance sheet information related to lease:
Operating lease right-of-use assets	$10,337
Current operating lease liabilities	344
Non-current operating lease liabilities	10,497
Total operating lease liabilities	$10,841

September 30, 2026
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$723

September 30, 2026
Undiscounted future non-cancelable lease payments
2026, remaining	$723
2027	723
2028	2,035
2029	2,292
2030	2,372
Thereafter	8,291
Total lease payments	16,436
Less: imputed interest	(5,595)
Present value of lease liabilities	$10,841

September 30, 2026
Operating Lease:
Weighted-average remaining lease term (years)	7.50
Weighted-average discount rate	10.81%

5.
Investments

As of September 30, 2026 and December 31, 2025, amortized cost, gross unrealized gains and losses, and estimated fair values of total fixed-maturity securities were as follows (in thousands):

September 30, 2026
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
		Cost	Gain	Loss	Fair Value
Money market funds	Level 1	$25,593	$-	$-	$25,593

		December 31, 2025
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
		Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. Treasury bonds	Level 2	$59,519	$22	$-	$59,541
Money market funds	Level 1	$9,992	$-	$-	$9,992

As of September 30, 2026, there were no short-term investments.

As of December 31, 2025, none of the Company's short-term investments were in an unrealized loss position. Changes in fair value are related to changes in market interest rates. The Company expects to collect all contractual principal and interest payments and does not intend to sell the investments before recovery of their amortized cost bases.

The Company recorded interest income of $0.2 million and $0.6 million for the three and nine months ended September 30, 2026, and $0.4 million and $1.6 million for the three and nine months ended September 30, 2025. There was no accrued interest receivable as of September 30, 2026 and December 31, 2025.

6.
Capital stock

Common stock

On June 25, 2025, the Company's stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of voting common stock from 20,000,000 shares to 100,000,000 shares and to increase the number of authorized shares of non-voting common stock from 800,000 shares to 15,800,000 shares.

As of September 30, 2026 and December 31, 2025, the Company had 800,000 shares of non-voting common stock issued and outstanding. There were no issuances, repurchases, conversions, or other changes in non-voting common stock during the nine months ended September 30, 2026.

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

The 2023 Common Warrants are liability classified pursuant to ASC 480, Distinguishing Liabilities from Equity, as there is a contingent obligation that exists to transfer assets to settle the instruments. The Company classified the 2025 Pre-Funded Warrants as equity because they met the equity scope exception under ASC 815 based on the terms in the 2023 Securities Purchase Agreement.

The following table summarizes information about shares issuable under the 2023 and 2025 Pre-Funded Warrants outstanding at December 31, 2025 and September 30, 2026:

Pre-funded warrant shares outstanding	September 30, 2026	December 31, 2025
Outstanding at the beginning of the year	4,217,432	2,441,405
Issued	-	1,922,511
Exercised	-	(146,484)
Outstanding at the end of the period	4,217,432	4,217,432
Exercisable at the end of the period	4,217,432	4,217,432

The following table sets forth a summary of the activities of the Company’s 2023 Common Warrant liability, which represents a recurring measurement that is classified with Level 3 of the fair value hierarchy wherein the fair value is estimated using significant unobservable inputs (in thousands):

	September 30, 2026	December 31, 2025
Beginning liability	$12,183	$72,367
Change in fair value	(6,560)	(60,184)
Ending liability	$5,623	$12,183

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

	September 30, 2026	December 31, 2025
Expected term (in years)	4.08	4.83
Risk-free interest rate	5.05%	3.72%
Dividend yield	-	-
Volatility	91.54%	90.98%

The following table summarizes information about shares issuable under the 2023 and 2025 Common Warrants outstanding at September 30, 2026:

Common warrant shares outstanding	September 30, 2026	December 31, 2025
Outstanding at the beginning of the year	4,213,767	2,200,858
Issued	-	2,012,909
Exercised	-	-
Outstanding at the end of the period	4,213,767	4,213,767
Exercisable at the end of the period	4,213,767	4,213,767

8.
Equity Incentive Awards and Stock-based Compensation

Stock options

Stock option activity during the nine months ended September 30, 2026 is as follows:

	Shares subject to options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)

Outstanding as of December 31, 2025	1,728,737	$18.62	8.82	$859
Granted	512,825	7.04	—	—
Exercised	—	—	—	—
Forfeited or Expired	(86,698)	9.82	—	—
Outstanding as of September 30, 2026	2,154,864	16.22	8.41	$5
Options vested and expected to vest as of September 30, 2026	2,154,864	16.22	8.32	$5
Options vested and exercisable as of September 30, 2026	833,031	25.41	7.66	$-

Restricted stock units

Restricted stock unit activity during the nine months ended September 30, 2026 is as follows:

	Number of Awards	Weighted- Average Grant Date Fair Value	Aggregate Fair Value (in thousands)

Issued and unvested as of December 31, 2025	76,786	$10.20	$784
Granted	13,595	6.98	95
Vested and released	(21,605)	10.22	(221)
Issued and unvested as of September 30, 2026	68,776	$9.56	$658

Stock-based compensation expense was allocated as follows for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Research and development	$638	$774	$1,992	$1,935
General and administrative	644	693	1,968	1,651
Total	$1,282	$1,467	$3,960	$3,586

9.
Revenue

License Agreement with Amoytop

In May 2026, the Company and Xiamen Amoytop Biotech Co., Ltd (Amoytop) entered into a License Agreement (the Amoytop License Agreement) to develop and commercialize pevifoscorvir sodium in Greater China for chronic HBV infection. Along with a $25.0 million, net of Chinese withholding tax, upfront payment, Aligos is entitled to up to $420 million in clinical, regulatory, and sales milestones with tiered, high single-digit royalties. These potential payments consist of (i) development milestones and (ii) sales-based milestones. Under the terms of the agreement, the Company received an upfront payment of $25.0 million, net of Chinese withholding tax, in July 2026.

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

During the three and nine months ended September 30, 2026, the Company recognized $39.0 thousand and $27.8 million in revenue from license agreements related to the upfront payment. In addition, an amount of $2.8 million of withholding taxes was recognized as income tax expense with a corresponding liability. During the three and nine months ended September 30, 2025, there was no revenue from licensing agreements recognized.

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

In September 2025, Amoytop exercised its option to obtain an exclusive, territory-limited license to one compound developed under the Amoytop Collaboration Agreement, with the right to choose an alternative compound among three identified candidates following the completion of certain IND-enabling studies. IND-enabling studies began on its chosen compound in January 2026, triggering a milestone payment of $3.0 million, of which the Company recognized $2.8 million as revenue from contracts with customers, net of $0.2 million of value-added tax withheld in China.

In July 2026, Amoytop received IND approval in China on its chosen compound, triggering a milestone payment of $3.0 million, of which the Company recognized $2.8 million as revenue from contracts with customers, net of $0.2 million of value-added tax withheld in China.

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

During the three and nine months ended September 30, 2026, the Company recognized $2.8 million and $5.7 million in revenue from customers related to milestone payments described above, less withholding taxes.

During the three and nine months ended September 30, 2025, the Company recognized no revenue from customers related to milestone payments. During the three and nine months ended September 30, 2025, the Company recognized $0.7 million and $2.0 million, respectively, in revenue from customers related to upfront payments.

10.
In-licensing agreements

Agreement with Emory University (Emory)

In June 2018, the Company entered into a license agreement with Emory (the Emory License Agreement), pursuant to which Emory granted the Company a worldwide, sublicensable license under certain of its intellectual property rights to make, have made, develop, use, offer to sell, sell, import and export products containing certain compounds relating to Emory’s hepatitis B virus capsid assembly modulator technology, for all therapeutic and prophylactic uses. Such license is initially exclusive with respect to specified licensed patents owned by Emory and non-exclusive with respect to certain of Emory’s specified know-how. In June 2022, the license to such patents became non-exclusive for certain licensed compounds with respect to all fields except for the treatment and prevention of HBV; however, the Company may select up to six compounds which will maintain exclusivity with respect to all therapeutic and prophylactic uses. With respect to all other compounds that are enabled by the licensed patents, those which are jointly invented by the Company and Emory or inventors in the Schinazi laboratory, or which are disclosed in a specified licensed patent, are licensed to the Company exclusively including as to Emory; whereas all other such compounds are licensed to the Company non-exclusively. Under the terms of the Emory License Agreement, the Company is obligated to use commercially reasonable efforts to bring licensed products to market in accordance with a mutually agreed upon development plan. Unless terminated earlier by either party in accordance with the provisions thereof, the Emory License Agreement shall continue until the expiration of the last-to-expire of the patents licensed to the Company thereunder.

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

The Company has agreed to pay Emory up to an aggregate of $125.0 million upon the achievement of specified development, regulatory, and commercial milestones, and all ongoing patent costs. During the three and nine months ended September 30, 2026, no milestone payments were made. During the three and nine months ended September 30, 2025, the Company made a $9.0 million payment to Emory following the first subject dosed in the Phase 2 study. The Company also agreed to pay Emory tiered single-digit royalties on worldwide annual net sales of licensed products, on a quarterly basis and calculated on a product-by-product basis. With respect to licensed products containing any of a specified subset of the licensed compounds, such royalties range from a mid-single digit to a high-single digit percentage rate. With respect to licensed products which do not contain such compounds, the royalties range from a low-single digit to a mid-single digit rate. The Company is obligated to pay Emory a certain percentage of upfront fees received by the Company from certain sublicensees. Under this provision, the Company paid $1.5 million to Emory in connection with the Amoytop License Agreement.

During the three and nine months ended September 30, 2026, the Company recognized a $1.5 million payment for the aforementioned provision in research and development expenses.

During the three and nine months ended September 30, 2025, the Company made no payments associated with royalties and recognized no expense or accruals.

Agreement with Katholieke Universiteit Leuven (KU Leuven)

On June 25, 2020, the Company entered into a Research, Licensing and Commercialization Agreement (KU Leuven Agreement) with KU Leuven, under which the Company is collaborating with KU Leuven’s Rega Institute for Medical Research, as well as its Centre for Drug Design and Discovery, to research and develop potential protease inhibitors for the treatment, diagnosis or prevention of coronaviruses, including of SARS-CoV-2. Unless terminated earlier by either party in accordance with provisions in the agreement, the collaboration period terminated at the earlier of completion of all collaboration activities or 2.5 years. In connection with the KU Leuven Agreement, KU Leuven and the Company granted each other exclusive cross-licenses to use certain know-how and existing patents of the other party as well as certain joint know-how and joint patents to carry out research and development collaboration activities during the collaboration period. As of December 2022, the original collaboration period expired. An amendment to the agreement was agreed in July 2023 to include a new collaboration plan. KU Leuven granted to the Company an exclusive (including as to KU Leuven), worldwide license under certain of KU Leuven’s know-how and existing patents, and certain joint patents and joint know-how, to manufacture and commercialize the licensed products for the treatment, diagnosis or detection of viral infections in humans. KU Leuven reserved the right to use all KU Leuven know-how, existing KU Leuven patents, joint patents and joint know-how for academic and non-commercial research and teaching purposes. As consideration for this license, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to but no more than $30.0 million upon the achievement of certain commercial sales milestones. For each licensed product developed through KU Leuven and the Company’s collaborative effort, the Company is obligated to make payments to KU Leuven, in aggregate, totaling up to $32.0 million upon the achievement of certain development and regulatory milestones. The Company is also required to pay KU Leuven a low-to-mid-single digit royalty percentage, subject to certain adjustments, on net sales of applicable products, if any. The Company is also required to pay a revenue share to KU Leuven should the program be partnered with an external party. Unless terminated earlier by either party, the agreement shall continue until the expiration of the last to expire royalty term, which is the later of the expiration of the last valid patent claim covering the manufacture, use, sale or importation of the licensed product in a particular country or 10 years after the first commercial sale of a licensed product. During the three and nine months ended September 30, 2026, the Company made no payments of royalties or milestones.

11.
Commitments and contingencies

From time to time, the Company may have certain contingent liabilities, including legal matters that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Contingent liabilities requiring accrual were appropriately accrued as of September 30, 2026 and December 31, 2025. The Company enters into contracts in the normal course of business that include arrangements with clinical research organizations, vendors for preclinical research and vendors for manufacturing. These agreements generally allow for cancellation with notice. As of September 30, 2026, the Company had no material non-cancellable purchase commitments.

12.
Income taxes

The Company recorded income tax provision of $3.5 million for the nine months ended September 30, 2026, primarily related to the Company's international operations.

The Company has a history of losses in prior fiscal years and projects losses for the full year 2026. The Company continues to maintain a full valuation allowance on its net deferred tax assets.

13.
Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net loss, as reported	$(21,860)	$(31,537)	$(46,404)	$(4,312)
Less: increase in available income	-	-	-	-
Diluted net loss	$(21,860)	$(31,537)	$(46,404)	$(4,312)
Weighted average shares outstanding, basic	10,461,954	10,369,535	10,432,125	9,716,895
Add: Weighted average shares issuable	-	-	-	-
Weighted average shares outstanding, diluted	10,461,954	10,369,535	10,432,125	9,716,895
Net loss per share - basic	$(2.09)	$(3.04)	$(4.45)	$(0.44)
Net loss per share - diluted	$(2.09)	$(3.04)	$(4.45)	$(0.44)

The Company excluded the following potential shares of Common Stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Options to purchase common stock	2,154,864	1,678,221	2,154,864	1,678,221
Unvested restricted stock	68,776	76,861	68,776	76,861
Common warrants to purchase common stock	4,213,767	4,213,767	4,213,767	4,213,767
	6,437,407	5,968,849	6,437,407	5,968,849

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

The following table provides segment revenues, significant segment expenses and reported segment net loss for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue from customers	$2,830	$741	$5,660	$2,017
Revenue from licensing agreements	39	-	27,817	-
Less:
Early-stage research and development(1)	(791)	(798)	(1,936)	(2,328)
Late-stage research and development(2)	(18,101)	(23,139)	(64,358)	(50,087)
General and Administrative	(5,867)	(5,165)	(17,892)	(15,773)
Total operating expenses	(24,759)	(29,102)	(84,186)	(68,188)
Interest and other income, net	169	1,085	1,201	3,172
Change in fair value of 2023 Common Warrants	187	(4,205)	6,558	58,971
Loss before income tax	(21,534)	(31,481)	(42,950)	(4,028)
Income tax provision	(326)	(56)	(3,454)	(284)
Segment and consolidated net loss	$(21,860)	$(31,537)	$(46,404)	$(4,312)

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

Our pipeline of drug candidates includes pevifoscorvir sodium (previously known as ALG‑000184) for chronic HBV infection, ALG‑170675 for chronic HBV infection, ALG‑055009 for MASH and obesity, and a portfolio of preclinical programs. Pevifoscorvir sodium is our potential best‑/first‑in‑class Capsid Assembly Modulator (CAM‑E) for chronic HBV infection which has shown in pre-clinical testing to have enhanced pharmacologic properties vs. competitor CAM‑E drugs and greater HBV DNA suppression compared to the standard of care, nucleos(t)ide analogs (NAs), and has shown multi-log10 reductions in viral antigens in Phase 1 clinical studies conducted to date. Pevifoscorvir sodium has received Fast Track Designation from the Food and Drug Administration (FDA) and Breakthrough Therapy Designation from the Center for Drug Evaluation (CDE) of China’s National Medical Products Administration (NMPA) for the treatment of chronic HBV infection. ALG‑170675 is our potential next-generation best-in-class antisense oligonucleotide (ASO) under development for the treatment of chronic HBV infection with improved RNase H mediated in vivo activity and similar hTLR8 agonist activity observed in vitro and in vivo compared to competitor compounds. ALG‑170675 recently received IND approval in China and entered the clinic in August 2026 in China, with clinical trials sponsored and performed by our partner Xiamen Amoytop Biotech Co., Ltd (Amoytop). ALG‑055009 is our potential best‑in‑class thyroid hormone receptor beta (THR‑β) agonist for MASH and obesity with pharmacologic properties that appear to be enhanced based on data to date vs. competitor THR-β agonists.

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

In addition, data showed that among participants with a baseline HBsAg ≥3,000 IU/mL, 40% (4/10) achieved HBsAg <3,000 IU/mL at 48 weeks, suggesting eligibility for a functional cure regimen, which may include an antisense oligonucleotide (ASO) agent (Yuen, et al. EASL 2026). In clinical trials conducted to date, certain ASO agents under development for chronic HBV infection have seen 19% functional cure rates in a patient population of HBsAg <3,000 IU/mL (Hou, et al. N Engl J Med. 2026), which is estimated to be ~30-40% of all patients with chronic HBV infection.

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

ALG‑170675: Potential best‑in‑class antisense oligonucleotide (ASO) for chronic hepatitis B virus infection

ALG-170675 is a next-generation ASO we discovered as part of a research collaboration with Amoytop, which maintains rights in Greater China. Novel intellectual property has been filed for this candidate, which has shown improved RNase H mediated in vivo activity over GSK-836 (bepirovirsen) with similar hTLR8 agonist activity observed in vitro and in vivo. In addition, ALG-170675 utilizes novel monomers that could potentially reduce ASO toxicity and improve ASO liver to kidney ratios.

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

Amoytop has advanced the program into the clinic with a Phase 1 study in healthy volunteers. The Phase 1 study is designed to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of ALG-170675 following single (SAD) and multiple (MAD) ascending doses. The SAD portion plans to enroll approximately 32 healthy participants across four dose cohorts of 75 mg, 150 mg, 300 mg, and 450 mg. Following completion of the 300 mg SAD cohort, the MAD portion of the study is expected to begin and would enroll approximately 24 healthy participants. The study design also includes a cohort of approximately 16 participants with chronic HBV infection, which is expected to initiate following completion of the 150 mg MAD cohort in Q4 2026. Topline data from this study is expected in mid-2027.

Under our agreement with Amoytop, we may utilize data from these studies for regulatory filings and other purposes. We have the potential to conduct a Phase 2 study in 2028. Each party is responsible for their own development costs.

ALG‑055009: Potential best-in-class small molecule THR-β agonist for metabolic dysfunction-associated steatohepatitis and obesity

MASH is a complex, chronic liver disease which is a leading cause of liver-related morbidity including cirrhosis, hepatocellular carcinoma, liver transplant, and end-stage liver disease. Obesity is a complex disease caused by an overabundance of body fat that increases the risk of other comorbidities. Despite the availability of certain therapies, additional agents in these classes are needed to address remaining unmet needs. To achieve this, ALG-055009 has been purposefully designed to exhibit significantly greater potency and enhanced β selectivity, along with optimized pharmacologic properties to deliver a potentially improved PK profile compared to other THR-β agonists. We believe these advantages position ALG‑055009 as a strong candidate to become a best-in-class THR-β agonist.

Based on promising Phase 1 data, we conducted the Phase 2a HERALD study (NCT06342947) at sites across the United States. The study was a 12-week randomized, double-blind, placebo-controlled trial evaluating 4 doses (0.3 mg, 0.5 mg, 0.7 mg, and 0.9 mg) of ALG-055009 vs. placebo in 102 subjects with presumed MASH and liver fibrosis at stages 1-3 (F1-F3). The primary endpoint of this study was percent relative change in liver fat content by MRI-PDFF at Week 12. This study also evaluated the safety and PK of ALG-055009 treatment and its effect on multiple other efficacy biomarkers, including other non-invasive tests previously shown to be impacted by treatment with THR‑β agonists. We announced positive topline data from this study in 2024, demonstrating that ALG-055009 dose groups were well-tolerated and met the primary endpoint. ALG‑055009 demonstrated a favorable tolerability profile with incidence of gastrointestinal-related treatment emergent adverse events similar in ALG‑055009 dose groups compared to placebo (Loomba et al, AASLD 2024).

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

Interest and other income, net

Interest and other income, net comprises interest income, net and other income, net. Interest income, net primarily consists of interest earned on our cash, cash equivalents, and investments. Other income, net primarily includes investments gains/losses.

Change in fair value of 2023 Common Warrants

The change in fair value of 2023 Common Warrants includes the remeasurement of the 2023 Common Warrants using the Black Scholes option pricing model at each reporting period.

Results of Operations

Comparison of the three and nine months ended September 30, 2026 and 2025

Revenue and operating expenses

The following table summarizes our operating expenses for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2026	2025	($)%		2026	2025	($)%

Revenue from customers	$2,830	$741	$2,089	282%	$5,660	$2,017	$3,643	181%
Revenue from licensing agreements	39	-	39	100%	27,817	—	27,817	100%
Operating expenses:
Research and development	18,892	23,937	(5,045)	-21%	66,294	52,415	13,879	26%
General and administrative	5,867	5,165	702	14%	17,892	15,773	2,119	13%
Total operating expenses	24,759	29,102	(4,343)	-15%	84,186	68,188	15,998	23%
Loss from operations	(21,890)	(28,361)	6,471	-23%	(50,709)	(66,171)	15,462	-23%
Interest and other income (expense), net:
Interest income, net	234	378	(144)	-38%	620	1,616	(996)	-62%
Other (expenses) income, net	(65)	707	(772)	-109%	581	1,556	(975)	-63%
Change in fair value of 2023 Common Warrants	187	(4,205)	4,392	-104%	6,558	58,971	(52,413)	-89%
Loss before income tax	(21,534)	(31,481)	9,947	-32%	(42,950)	(4,028)	(38,922)	966%
Income tax provision	(326)	(56)	(270)	482%	(3,454)	(284)	(3,170)	1116%
Net loss	(21,860)	(31,537)	9,677	-31%	(46,404)	(4,312)	(42,092)	976%

Revenue

Revenue from customers increased by $3.6 million for the nine months ended September 30, 2026, when compared to the same period in 2025, due to two milestones achieved under the Amoytop Collaboration Agreement. Revenue from customers increased by

$2.1 million for the three months ended September 30, 2026, when compared to the same period in 2025 due to the IND approval milestone achieved under the Amoytop Collaboration Agreement.

Revenue from licensing agreements increased by $27.8 million for the nine months ended September 30, 2026, related to the Amoytop license agreement. There was no revenue from licensing agreements in the three and nine months ended September 30, 2025.

Research and development expenses

We track direct external research and development expenses on a program-specific basis (chronic HBV infection, MASH, coronaviruses and early-stage programs). The following table summarizes these research and development costs (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Direct research and development expenses by development program:
Chronic Hepatitis B virus infection program	$8,593	$14,205	$33,406	$24,274
Metabolic dysfunction-associated steatohepatitis program	74	329	657	951
Coronaviruses program	58	52	(295)	(615)
Other early-stage programs	791	798	1,936	2,328
Total direct research and development expenses	$9,516	$15,384	$35,704	$26,938
Total indirect research and development expenses	9,376	8,553	30,590	25,477
Total research and development expense	$18,892	$23,937	$66,294	$52,415

Research and development expenses decreased by $5.0 million and increased by $13.9 million, respectively, during the three and nine months ended September 30, 2026 compared to the same periods in 2025. The decrease in the three months ended September 30, 2026 was primarily due to a $5.7 million decrease in third-party expenses as a result of the completion of enrollment in the pevifoscorvir sodium Phase 2 B‑SUPREME clinical trial. The increase in the nine months ended September 30, 2026 was primarily due to $9.2 million increase in third-party expenses as well as a $4.4 million increase in salary and benefit costs.

We expect research and development expenses will increase in future periods as we continue to focus on advancing clinical trials for pevifoscorvir sodium.

General and administrative expenses

General and administrative expenses increased by $0.7 million and $2.1 million during the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increase in the three-month period was primarily due to a $0.7 million increase in third-party expenses due to increased legal and intellectual property spend. The increase in the nine-month period was primarily due to a $1.4 million increase in employee-related costs, as well as a $1.1 million increase in third party expenses due to increased legal and intellectual property spend, partially offset by reduction in other expenses.

We expect general and administrative expenses will increase in future periods due to increased activity in our research and development group, which will require more resources and additional activities in our general and administration group.

Interest and other income (expense), net

Interest and other income (expense), net decreased by $0.9 million and $2.0 million, respectively, during the three and nine months ended September 30, 2026 as compared to the same periods in the prior year. This was primarily due to a decreasing short-term investments balance.

Change in fair value of 2023 Common Warrants

The change in fair value of 2023 Common Warrants was an increase of $4.4 million and a decrease of $52.4 million for the three and nine months ended September 30, 2026, compared to the same period ended September 30, 2025. The change was due to a change in the fair value of the 2023 Common Warrants measured using the Black Scholes option pricing model remeasured at each reporting period, principally due to a change in the stock price between reporting periods.

Liquidity and capital resources

Liquidity

We have incurred operating losses in each year since inception. Our cash and cash equivalents were $31.1 million as of September 30, 2026. As of September 30, 2026, we had an accumulated deficit of $688.6 million.

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

In February 2025, we entered into a securities purchase agreement (the 2025 Securities Purchase Agreement) with certain investors named therein (the Purchasers) pursuant to which we issued (i) 2,103,307 shares of our common stock (the Common Stock), consisting of 1,427,000 shares of voting Common Stock and 676,307 shares of non-voting Common Stock, (ii) pre‑funded warrants (the 2025 Pre-Funded Warrants) to purchase up to an aggregate of 1,922,511 shares of voting Common Stock, and (iii) accompanying common warrants (the 2025 Common Warrants and, together with the 2025 Pre-Funded Warrants, the 2025 Warrants) to purchase up to an aggregate of 2,012,909 shares of Common Stock (the 2025 Private Placement). Each 2025 Warrant is exercisable for one share of Common Stock. We received gross proceeds of $105.0 million. In connection with the 2025 Private Placement, we also entered into a registration rights agreement with the Purchasers, pursuant to which we agreed to register for resale the shares of Common Stock sold to the Purchasers, as well as the shares of Common Stock underlying the 2025 Warrants sold to the Purchasers, on the terms set forth therein. We also entered into a registration rights agreement with Baker Brothers Life Sciences, L.P. (together with its affiliates, the Lead Investor), pursuant to which we agreed to file a resale registration statement with the Securities and Exchange Commission following demand by the Lead Investor to register the resale of shares of Common Stock and any Common Stock issued or issuable upon the exercise or conversion of non-voting Common Stock and any of our other securities held by the Lead Investor.

Going concern

As of September 30, 2026, we had an accumulated deficit of $688.6 million, and cash and cash equivalents of $31.1 million, which we expect will be sufficient to fund current planned operations into the first quarter of 2027. Our current operating plan and projected cash outflows for the upcoming periods raise substantial doubt about our ability to continue as a going concern for at least 12 months from the issuance of the financial statements included elsewhere in this Quarterly Report. We plan to raise additional capital to fund continued operations beyond the first quarter of 2027. We are taking steps to identify access to future capital and expect to be able to access capital in the future. However, there can be no assurance that any additional funding will be available to us on acceptable terms, if at all. If events or circumstances occur such that we do not obtain additional funding, it may be necessary to significantly reduce the scope of operations to reduce the current rate of spending, which could include reductions in staff and the need to delay, limit, reduce or terminate current or future product development, which could have a material adverse effect on our business, results of operations and financial condition. Moreover, even if financing efforts are successful and additional capital is obtained, available liquidity may still be insufficient to eliminate the aforementioned substantial doubt regarding our ability to continue as a going concern.

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

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2026	2025
Net cash and cash equivalents used in operating activities	$(46,627)	$(60,758)
Net cash and cash equivalents provided by (used in) investing activities	59,803	(35,805)
Net cash and cash equivalents provided by financing activities	150	101,512
Net increase in cash, cash equivalents, and restricted cash	$13,326	$4,949

Operating activities

Net cash used in operating activities of $46.6 million and $60.8 million for the nine months ended September 30, 2026 and 2025, respectively, was largely due to ongoing research and development activities, specifically our Phase 2 B‑SUPREME study, and general and administrative expenses to support those activities. Net loss for the nine months ended September 30, 2026 and 2025 included, among other items, non-cash charges of stock-based compensation, non-cash lease expense, and depreciation, offset by non-cash change in the fair value of the 2023 Common Warrants and accretion of discount on investments.

Investing activities

During the nine months ended September 30, 2026, investing activities provided $59.8 million of cash, primarily due to $60.0 million related to maturities of short-term investments.

During the nine months ended September 30, 2025, investing activities used $35.8 million of cash, primarily due to $125.5 million of purchase of short-term investments, partially offset by $90.0 million related to maturities of short-term investments.

Financing activities

During the nine months ended September 30, 2026, net cash provided by financing activities was $0.2 million, primarily due to proceeds from the ESPP purchase.

During the nine months ended September 30, 2025, net cash provided by financing activities was $101.5 million, primarily due to proceeds from the 2025 PIPE financing.

Contractual obligations and commitments

In September 2026, we entered into the First Amendment to Lease (the “Amendment”) with Britannia Biotech Gateway Limited Partnership for its corporate headquarters, comprising approximately 38,675 rentable square feet of office and laboratory space in South San Francisco, California. The Amendment extends the lease term from March 31, 2027 to March 31, 2034. Monthly base rent under the extended term ranges from $4.65 to $5.72 per rentable square foot, increasing annually, and is subject to abatement for the ten-month period from April 1, 2027 through January 31, 2028.

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

For a discussion of our critical accounting estimates, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements in our Annual Report on Form 10-K, filed with the SEC on March 5, 2026 for the year ended December 31, 2025, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through September 30, 2026 from those discussed in our Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the three and nine months ended September 30, 2026, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Evaluation of disclosure controls and procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our operations have consumed substantial amounts of cash since our inception. Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our initial nonclinical and clinical drug candidates. Nonclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. In October 2023 and February 2025, we closed private investments of our securities that generated $92.1 million and $105.0 million in gross proceeds, respectively, before deducting placement agent fees and other offering expenses. As of September 30, 2026, we had cash and cash equivalents of $31.1 million. We expect to continue to spend substantial amounts to continue the nonclinical and clinical development of our current and future programs. If we are able to gain marketing approval for drug candidates that we develop, we will require significant additional amounts of cash in order to launch and commercialize such drug candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidate we develop.

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

We plan to finance our cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. In addition, we may seek additional capital to take advantage of favorable market conditions or strategic opportunities even if we believe we have sufficient funds for our current or future operating plans. Based on our research and development plans, we expect that our existing cash and cash equivalents will enable us to fund our operations into the first quarter of 2027, which is less than 12 months following the date of this report. Accordingly, our ability to continue as a going concern will require us to obtain additional funding for our operations or significantly curtail our operations to conserve our capital resources. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business, and the macro-economic environment generally.

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

Our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. We have devoted our resources to our research and development activities and have experienced significant operating losses since our inception. Furthermore, we expect to continue devoting substantial capital to the research and development of our drug candidates. We plan to raise additional capital to fund continued operations beyond the first quarter of 2027. We are taking steps to identify access to future capital and expect to be able to access capital in the future. However, there can be no assurance that any additional funding will be available to us on acceptable terms, if at all. If events or circumstances occur such that we do not obtain additional funding, it may be necessary to significantly reduce the scope of operations to reduce the current rate of spending, which could include reductions in staff and the need to delay, limit, reduce or terminate current or future product development, which could have a material adverse effect on our business, results of operations and financial condition. Further, the perception of our ability to continue as a going concern may make it more difficult for us to obtain funding for the continuation of our operations, or necessitate that we obtain funding on less favorable terms, and could result in the loss of confidence by investors, our partners and employees.

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

In order to obtain approval from the FDA and other major regulatory agencies in non-U.S. countries to market a new drug candidate, we must demonstrate proof of safety and efficacy in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a drug candidate, we must complete extensive nonclinical studies that support our planned INDs or CTAs in the United States and other countries. At this time, we are evaluating drug candidates in clinical trials in many countries (e.g., United States, Canada, and throughout Asia and Europe). The rest of our programs are in nonclinical research or earlier stages of development. We cannot be certain of the timely completion or outcome of our nonclinical studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our nonclinical studies will ultimately support further development of our programs. In addition, the FDA may decline to accept the data we obtain from foreign clinical studies in support of an IND or NDA in the United States, which may require us to repeat or conduct additional nonclinical studies or clinical trials that we did not anticipate in the United States. As a result, we cannot be sure that we will be able to submit INDs in the United States, or CTAs or similar applications in other jurisdictions, on the timelines we expect, if at all, and we cannot be sure that submission of INDs, CTAs or similar applications will result in the FDA or other regulatory authorities allowing additional clinical trials to begin.

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

The U.S. BIOSECURE Act, which was enacted in December 2025, prohibits federal agencies from procuring or using any biotechnology equipment or services from “biotechnology companies of concern”, or entering into, extending, or renewing any contracts with entities that use such biotechnology equipment or services from “biotechnology companies of concern”. Congress has interpreted a “biotechnology company of concern” as an entity that is under the control of a foreign adversary and that poses a risk to national security based on its research or multiomic data collection (e.g., collection of genomic information). While the U.S. BIOSECURE Act has not yet been implemented because the required implementing regulations have not been passed, and once in effect the Act has a grandfathering period of five years for existing contracts, and has carveouts for manufacture of drugs for supply under Medicaid and Medicare Part B, subject to the Secretary of Veterans Affairs’ discretion, the impact of the U.S. BIOSECURE Act on the biotechnology industry is uncertain. For example, WuXi AppTec was added to the list of “biotechnology companies of concern,” but subsequently became the subject of an injunction barring enforcement of WuXi AppTec's designation, at least while certain litigation proceeds. We have existing contracts with WuXi AppTec affiliates. If the foreign CROs and CMOs we rely on become subject to trade restrictions, sanctions, increased tariffs or other regulatory requirements by the U.S. government (including designation as a “biotechnology company of concern” under the U.S. BIOSECURE Act), or if the U.S. or Chinese government take retaliatory actions due to recent or increased tensions between the U.S. and China, it may have the potential to severely restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain “biotechnology companies of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government.

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

Even if we obtain and maintain approval for our drug candidates from the FDA, we may never obtain approval outside the United States, which would limit our market opportunities; clinical data obtained in one jurisdiction may not be accepted by authorities in other jurisdictions.

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

Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. For example, we are currently conducting clinical trials for pevifoscorvir sodium in many countries (e.g., United States, Canada, and throughout Asia and Europe), and plan to expand into additional countries and territories. Our licensee Amoytop also plans to conduct clinical trials for pevifoscorvir sodium in Greater China. The conduct of these trials outside of the United States must satisfy specific requirements in order for the FDA to accept the data in support of an IND or NDA in the United States. Further, any regulatory approval for our drug candidates may be withdrawn. If we fail to comply with the applicable regulatory requirements, our target market will be reduced and our ability to realize the full market potential of our drug candidates will be harmed and our business, financial condition, results of operations and prospects could be harmed.

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

Further, there may be significant delays in obtaining coverage and reimbursement for newly approved drugs, as the process is time-consuming and costly, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Additionally, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payors in the United States, which may result in coverage and reimbursement for drug products that differ significantly from payor to payor. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may not be sufficient to cover our costs and may not be permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower-cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation or overturning of laws that presently restrict or apply tariffs to imports of drugs from countries where they may be sold at lower prices than in the United States. Additionally, the Trump administration has published a final regulation, and a further proposed regulation, that would require manufacturers to pay rebates on Medicare utilization tied to prices for the same drugs in certain reference countries. Such “most favored nation” pricing rules could limit the profitability of our drugs by affecting pricing and/or making it infeasible to commercialize our drugs in certain markets, and could have a significant impact on our commercial and financial success. For more information, see the risk factor titled “— Current and future healthcare reform legislation or regulation may increase the difficulty and cost for us to commercialize drug candidates for which we receive approval, may affect the prices we may obtain, and may have a material adverse effect on our business and results of operations.”

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

We may seek and fail to obtain fast track or breakthrough therapy designations from the FDA, and similar designations from foreign agencies, for our current or future drug candidates or priority review designation for any marketing approval we may submit to the applicable agency. Even if we are successful, these programs may not lead to a faster development or regulatory review process, and they do not guarantee we will receive approval for any drug candidate. We may also seek to obtain accelerated approval for one or more of our drug candidates but the FDA or applicable foreign agency may disagree that we have met the requirements for such approval.

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

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the United States. These Trump policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for any drug candidate that we commercialize, and even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. On the one hand, President Trump threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the United States to the lowest price in a group of other countries. In response, multiple major manufacturers entered into confidential pricing agreements with the federal government. Subsequently, in April 2026, the Trump administration issued a proclamation imposing tariffs under Section 232 of the Trade Expansion Act on imports of brand pharmaceuticals, biologics and associated pharmaceutical ingredients, beginning July 31, 2026. Exempted from these tariffs, among others, are companies that have executed or are negotiating agreements with the federal government regarding most favored nation pricing and onshoring of production and research and development. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies and published two proposed regulations in December 2025, referred to as Globe and Guard. The final Globe regulation was published in September 2026 and implements a mandatory payment model under which manufacturers of eligible drugs will be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. Imposing a rebate in the U.S. that is based on drug prices outside the U.S. would mark a drastic and unprecedented shift in the U.S. pharmaceutical market, and while the impact of the final Globe and proposed Guard regulations, if finalized, cannot yet be determined, it is likely to be significant.

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

Compliance with U.S. and foreign privacy and security laws, rules and regulations could require us to take on more onerous obligations in our contracts, require us to engage in costly compliance exercises, restrict our ability to collect, use and disclose data, or in some cases, impact our or our partners’ ability to operate in certain jurisdictions. Each of these evolving laws can be subject to varying interpretations. Any actual or alleged failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with U.S. and foreign data protection laws and regulations could result in government investigations and enforcement actions (which could include civil or criminal penalties), fines and penalties, private litigation, and/or adverse publicity and could negatively affect our financial condition, operating results and business.

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

We are currently collaborating with third parties to develop certain of our potential drug candidates. In the future, we may form or seek strategic alliances, joint ventures, or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to drug candidates we develop. For example, in May 2026 we entered into a License Agreement with Amoytop granting them rights to manufacture, develop and commercialize pevifoscorvir sodium for certain uses in certain territories.

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

The U.S. BIOSECURE Act, which was enacted in December 2025, prohibits federal agencies from procuring or using any biotechnology equipment or services from “biotechnology companies of concern”, or entering into, extending, or renewing any contracts with entities that use such biotechnology equipment or services from “biotechnology companies of concern”. Congress has interpreted a “biotechnology company of concern” as an entity that is under the control of a foreign adversary and that poses a risk to national security based on its research or multiomic data collection (e.g., collection of genomic information). While the U.S. BIOSECURE Act has not yet been implemented because the required implementing regulations have not been passed, and once in effect the Act has a grandfathering period of five years for existing contracts, and it has carveouts for manufacture of drugs for supply under Medicaid and Medicare Part B, subject to the Secretary of Veterans Affairs’ discretion, the impact of the U.S. BIOSECURE Act on the biotechnology industry is uncertain. For example, WuXi AppTec was added to the list of “biotechnology companies of concern" but subsequently became the subject of an injunction barring enforcement of WuXi AppTec's designation, at least while certain litigation proceeds. We have existing contracts with WuXi AppTec affiliates. If the foreign CROs and CMOs we rely on become subject to trade restrictions, sanctions, increased tariffs or other regulatory requirements by the U.S. government (including designation as a “biotechnology company of concern” under the U.S. BIOSECURE Act), or if the U.S. or Chinese government take retaliatory actions due to recent or increased tensions between the U.S. and China, it may have the potential to severely restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain “biotechnology companies of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government.

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

We have entered into licensing and collaboration agreements with third parties, and the U.S. government has rights related to certain of our intellectual property. If we fail to comply with our obligations in the agreements under which we license intellectual property rights to or from third parties, or these agreements are terminated, or we otherwise experience disruptions to our business relationships with our licensors or licensees, or we fail to meet our obligations to the government, our competitive position, business, financial condition, results of operations and prospects could be harmed.

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

In addition, the research resulting in certain of our owned and in-licensed patent rights and technology may have been funded in part by the U.S. federal or state governments. As a result, the government may have certain rights, including march-in rights, to such patent rights and technology. When new technologies are developed with government funding, the government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the government to use the invention for noncommercial purposes. These rights may permit the government to disclose our confidential information to third parties or allow third parties to use our licensed technology. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, or because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. The government could also elect to take title to certain government-funded inventions if we fail to timely take certain actions including notifying the government of subject inventions and filing patent applications. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

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

We, or the third parties upon whom we depend, may be adversely affected by earthquakes, wildfires, storms, or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

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

As of September 30, 2026, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 45% of our outstanding common stock (assuming all shares of non-voting common stock are converted into voting common stock in accordance with the terms of our amended and restated certificate of incorporation), and 8% of our outstanding common stock (assuming all shares of non-voting common stock are converted to voting common stock and all pre-funded warrants are exercised in full on a cash exercise basis). In addition, in our October 2023 and February 2025 private placements, certain of the holders of 5% or more of our capital stock acquired pre-funded warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $0.0025 and $0.0001 per share, respectively) and common warrants to purchase shares of our common stock (which are immediately exercisable and have an exercise price of $18.92 and $26.02 per share, respectively). Until exercised, the shares issuable upon the exercise of the pre-funded warrants and the common warrants are not included in the number of our outstanding shares of common stock. If such holders exercise their warrants, then the shares of our capital stock beneficially owned by our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates would increase significantly. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

The dual class structure of our common stock may limit an investor’s ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Consequently, the exercise by holders of our non-voting common stock of their option to make this conversion will have the effect of increasing the relative voting power of such holders, and correspondingly decreasing the voting power of the holders of our common stock, which may limit an investor’s ability to influence corporate matters. As of September 30, 2026, we had 800,000 shares of non-voting common stock outstanding. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline.

As of September 30, 2026, approximately 3.0 million shares of common stock that are either subject to outstanding options or RSUs or reserved for future issuance under our equity incentive plans, and excluding all outstanding pre-funded warrants, are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Our amended and restated certificate of incorporation specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, our amended and restated bylaws or any action as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; or any action asserting a claim against us that is governed by the internal affairs doctrine. Our amended and restated certificate of incorporation also provides that the federal district courts of the United States of America are the exclusive forum for the resolution of any complaint asserting a cause of action against us or any of our directors, officers, employees or agents and arising under the Securities Act. We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, these provisions may have the effect of discouraging lawsuits against our directors and officers. The choice of forum provision requiring that the Court of Chancery of the State of Delaware or the federal district courts of the United States of America be the exclusive forum for certain actions does not apply to suits brought to enforce any liability or duty created by the Exchange Act. Our exclusive forum provision does not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations. Although our amended and restated certificate of incorporation contains the choice of forum provisions described above, it is possible that a court could find that such a provision is inapplicable for a particular claim or action or that such provision is unenforceable.

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

While the situation involving the conflict between Russia and Ukraine and the conflicts in the Middle East, including Iran, remains highly fluid, the ongoing conflicts and any associated sanctions, blockades or resource shortages may have a severe impact on the global economy, or on the economy and stability of the United States. A severe or prolonged economic downturn, such as the 2008 global financial crisis, or a downturn caused by armed conflict, U.S. government shutdowns, political unrest, or other domestic or international events, could result in a variety of risks to our business, including weakened demand for any drug candidates we may develop and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or disruptions in the supply chain generally could also strain our suppliers, possibly resulting in supply disruption. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers or other partners may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current political and economic climate and financial market conditions could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

None.

Issuer purchases of equity securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1(c) trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Provided Herewith
		Form	Date	Number

3.1(a)	Amended and Restated Certificate of Incorporation.	8-K	10/20/2020	3.1

3.1(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	6/28/2024	3.1

3.1(c)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	8/19/2024	3.1

3.1(d)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	6/26/2025	3.1

3.2	Amended and Restated Bylaws.	8-K	10/20/2020	3.2

4.1	Reference is made to Exhibits 3.1(a), 3.1(b), 3.1(c), 3.1(d) and 3.2.

4.2	Form of Common Stock Certificate.	10-Q	11/6/2024	4.2

4.3	Form of 2023 Common Warrant Agreement.	8-K	10/25/2023	4.2

4.4	Form of 2023 Pre-Funded Warrant Agreement.	8-K	10/25/2023	4.1

4.5	Form of 2025 Common Warrant Agreement.	8-K	2/12/2025	4.2

4.6	Form of 2025 Pre-Funded Warrant Agreement.	8-K	2/12/2025	4.1

10.1†	License Agreement by and between Aligos Therapeutics, Inc. and Xiamen Amoytop Biotech Co., Ltd.	10-Q	8/6/2026	10.3

10.2	First Amendment to Lease by and between Aligos Therapeutics, Inc. and Britannia Biotech Gateway Limited Partnership, dated September 10, 2026				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document with embedded linkbase documents.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

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

ALIGOS THERAPEUTICS, INC.

Date: November 6, 2026	By:	/s/ Lawrence Blatt
Lawrence Blatt, Ph.D.
Chairman, President and Chief Executive Officer

Date: November 6, 2026	By:	/s/ Lesley Ann Calhoun
Lesley Ann Calhoun
Chief Operating Officer and Chief Financial Officer